Form 10-Q
period 2020-06-30
TriplePoint Private Venture Credit Inc.
filed 2020-08-13
CIK 1792509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________________________
Form 10-Q
________________________________________________________________________________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 814-01327
________________________________________________________________________________________________________________________________________________
TriplePoint Private Venture Credit Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________________________________________________

MARYLAND	84-3383695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
TriplePoint Private Venture Credit Inc.
2755 Sand Hill Road, Suite 150, Menlo Park, California 94025
(Address of principal executive office)
(650) 854-2090
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None
________________________________________________________________________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of August 13, 2020, the Registrant had 7,001,667 shares of common stock, $0.01 par value per share, outstanding.

TriplePoint Private Venture Credit Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

June 30, 2020
(unaudited)
Assets
Investments at fair value (amortized cost of $94,568)	$94,797
Short-term investments at fair value (cost of $9,996)	9,996
Cash	12,025
Prepaid expenses and other assets	77
Total assets	$116,895

Liabilities
Payable for U.S. Treasury bills	9,996
Base management fee payable	—
Income incentive fee payable	—
Other accrued expenses and liabilities	2,380
Total liabilities	$12,376
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 7,001,667 shares issued and outstanding)	70
Paid-in capital in excess of par value	103,498
Total distributable earnings	951
Total net assets	$104,519
Total liabilities and net assets	$116,895

Net asset value per common share	$14.85

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
Investment income
Interest income from investments	$1,088

Operating expenses
Base management fee	176
Income incentive fee	—
Administration agreement expenses	89
General and administrative expenses	151
Operating expenses before management fee waiver	416
Management fee waiver	(176)
Total operating expenses net of management fee waiver	240

Net investment income	848

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	6
Net change in unrealized gains (losses) on investments	229
Net realized and unrealized gains (losses)	235

Net increase (decrease) in net assets resulting from operations	$1,083

Basic and diluted net investment income per common share	$0.12
Basic and diluted net increase (decrease) in net assets per common share	$0.15
Basic and diluted weighted average shares of common stock outstanding	7,001,667

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance at May 27, 2020 (Commencement of Operations)	—	$—	—	$—	$25	$(95)	$(70)
Issuance of common stock	7,001,667	70	—	—	104,930	—	105,000
Issuance of preferred stock	—	—	525	—	525	—	525
Offering costs	—	—	—	—	(1,982)	—	(1,982)
Preferred stock distributions from net investment income	—	—	—	—	—	(37)	(37)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	1,083	1,083
Balance at June 30, 2020	7,001,667	$70	525	$—	$103,498	$951	$104,519

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands)

For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,083
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(94,573)
Sales (purchase) of short-term investments, net	(9,996)
Principal payments and proceeds from investments	272
Net change in unrealized (gains) losses on investments	(229)
Net realized (gains) losses on investments	(6)
Amortization and accretion of premiums and discounts, net	(12)
(Accretion) reduction of end-of-term payments, net of prepayments	(249)
Organizational costs	(95)
Change in operating assets and liabilities:
Payable for U.S. Treasury bills	9,996
Prepaid expenses and other assets	(77)
Base management fee payable	—
Other accrued expenses and liabilities	2,380
Net cash (used in) provided by operating activities	(91,506)
Cash Flows from Financing Activities:
Preferred stock distributions paid	(37)
Offering costs	(1,982)
Proceeds from issuance of common stock	105,000
Proceeds from issuance of preferred stock	525
Net cash provided by (used in) financing activities	103,506
Net change in cash	12,000
Cash at beginning of period	25
Cash at end of period	$12,025

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2020
Company	Type of Investment	Acquisition Date(2)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Astranis Space Technologies Corp.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.75% EOT payment)	5/27/2020	$3,250	$3,213	$3,213	4/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.75% EOT payment)	5/27/2020	1,750	1,717	1,717	7/31/2023
Total Aerospace and Defense - 4.72%*			5,000	4,930	4,930

Buildings and Property
Breather Products US Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.75% floor, 4.50% EOT payment)	5/27/2020	3,100	3,052	3,038	7/31/2022
Total Buildings and Property - 2.91%*			3,100	3,052	3,038

Communication Software
Hiya, Inc.	Growth Capital Loan (10.75% interest rate, 8.00% EOT payment)	5/27/2020	1,500	1,496	1,507	4/30/2022
Total Communication Software - 1.44%*			1,500	1,496	1,507

Consumer Finance
Upgrade, Inc.	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	5/27/2020	4,000	4,229	4,229	1/31/2023
Total Consumer Finance - 4.05%*			4,000	4,229	4,229

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	1,334	1,384	1,415	1/31/2022
	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	466	482	493	2/28/2022
	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	2,436	2,515	2,571	3/31/2022
Total Cultivation - 4.29%*			4,236	4,381	4,479

Financial Software
Lon Inc.	Growth Capital Loan (12.75% interest rate)	5/27/2020	5,000	4,730	4,730	11/30/2022
	Growth Capital Loan (12.75% interest rate)	5/27/2020	2,500	2,365	2,365	11/30/2022
Total Financial Software - 6.79%*			7,500	7,095	7,095

Food Products
Feast Kitchen ApS(1)(3)	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 10.00% EOT payment)	5/27/2020	1,755	1,774	1,774	6/30/2023
Freshly Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 11.75% floor, 5.00% EOT payment)	5/27/2020	4,000	4,035	3,999	10/31/2022
	Growth Capital Loan (Prime + 4.50% interest rate, 9.75% floor, 6.75% EOT payment)	5/27/2020	2,000	2,013	1,999	12/31/2022
	Growth Capital Loan (Prime + 6.00% interest rate, 11.25% floor, 6.50% EOT payment)	5/27/2020	2,000	2,015	1,999	6/30/2022
	Growth Capital Loan (Prime + 4.50% interest rate, 9.75% floor, 6.75% EOT payment)	5/27/2020	2,000	1,949	1,934	3/31/2023
			10,000	10,012	9,931
Total Food Products - 11.20%*			11,755	11,786	11,705

Home Furnishings
Feather Home Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 8.50% floor, 7.00% EOT payment)	5/27/2020	2,500	2,477	2,477	3/31/2022
Total Home Furnishings - 2.37%*			2,500	2,477	2,477

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2020
Company	Type of Investment	Acquisition Date(2)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Household Products
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)	5/27/2020	$6,750	$6,792	$6,744	4/30/2021
	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)	5/27/2020	2,333	2,348	2,331	4/30/2021
Total Household Products - 8.68%*			9,083	9,140	9,075

Information Services (B2C)
Cleo AI Ltd(1)(3)	Growth Capital Loan (9.50% interest rate, 8.00% EOT payment)	5/27/2020	899	908	912	6/30/2022
Total Information Services (B2C) - 0.87%*			899	908	912

Infrastructure
GoEuro Corp.	Growth Capital Loan (10.25% interest rate, 4.00% EOT payment)	5/27/2020	5,000	5,037	5,103	10/31/2022
	Growth Capital Loan (10.25% interest rate, 4.00% EOT payment)	5/27/2020	2,500	2,519	2,552	10/31/2022
Total Infrastructure - 7.32%*			7,500	7,556	7,655

Life and Health Insurance
Beam Technologies Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 8.25% floor, 5.50% EOT payment)	5/27/2020	4,000	3,974	3,974	10/31/2021
Total Life and Health Insurance - 3.80%*			4,000	3,974	3,974

Logistics
Passport Labs, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/27/2020	5,000	5,059	5,204	5/31/2024
Total Logistics - 4.98%*			5,000	5,059	5,204

Network Management Software
Callsign, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 9.50% floor, 6.50% EOT payment)	5/27/2020	5,000	4,987	5,009	7/31/2022
Total Network Management Software - 4.79%*			5,000	4,987	5,009

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 8.25% floor, 5.75% EOT payment)	5/27/2020	2,500	2,525	2,513	2/28/2022
	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 7.25% EOT payment)	5/27/2020	5,000	4,921	4,881	4/30/2023
			7,500	7,446	7,394
Mynd Management, Inc.	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,500	2,484	2,484	11/30/2022
	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,500	2,484	2,484	11/30/2022
	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,500	2,479	2,479	12/31/2022
			7,500	7,447	7,447
Total Real Estate Services - 14.20%*			15,000	14,893	14,841

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	5/27/2020	5,000	5,054	5,099	9/30/2023
Total Social/Platform Software - 4.88%*			5,000	5,054	5,099

Total Debt Investments - 87.28%*			$91,073	$91,017	$91,229

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2020
Company	Type of Warrant	Acquisition Date(2)	Shares	Cost(6)	Fair Value

Warrant Investments(7)(8)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock	5/27/2020	70,959	$96	$96
Total Aerospace and Defense - 0.09%*			70,959	96	96

Buildings and Property
Breather Products US Inc.	Preferred Stock	5/27/2020	39,457	12	12
Total Buildings and Property - 0.01%*			39,457	12	12

Communication Software
Hiya, Inc.	Preferred Stock	5/27/2020	115,073	54	54
Total Communication Software - 0.05%*			115,073	54	54

Consumer Finance
Upgrade, Inc.	Preferred Stock	5/27/2020	136,869	44	36
Total Consumer Finance - 0.03%*			136,869	44	36

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	5/27/2020	1,278	1,223	1,250
Total Cultivation - 1.20%*			1,278	1,223	1,250

Database Software
Cohesity, Inc.	Preferred Stock	5/27/2020	3,789	11	11
Total Database Software - 0.01%*			3,789	11	11

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock	5/27/2020	130,618	50	50
Total Elder and Disabled Care - 0.05%*			130,618	50	50

Financial Software
Lon Inc.	Common Stock	5/27/2020	180,531	452	452
Total Financial Software - 0.43%*			180,531	452	452

Food Products
Feast Kitchen ApS(1)(3)	Preferred Stock	5/27/2020	29,145	126	126
Freshly Inc.	Preferred Stock	5/27/2020	20,867	81	81
	Preferred Stock	5/27/2020	71,821	427	427
			92,688	508	508
Total Food Products - 0.61%*			121,833	634	634

Healthcare Technology Systems
Capsule Corp.	Preferred Stock	5/27/2020	22,504	58	58
Curology, Inc.	Preferred Stock	5/27/2020	12,007	19	19
Total Healthcare Technology Systems - 0.07%*			34,511	77	77

Home Furnishings
Feather Home Inc.	Preferred Stock	5/27/2020	33,910	77	77
Total Home Furnishings - 0.07%*			33,910	77	77

Household Products
Grove Collaborative, Inc.	Preferred Stock	5/27/2020	33,038	73	71
Total Household Products - 0.07%*			33,038	73	71

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2020
Company	Type of Warrant	Acquisition Date(2)	Shares	Cost(6)	Fair Value

Human Capital Services
Eightfold AI Inc.	Preferred Stock	5/27/2020	69,577	$36	$36
Total Human Capital Services - 0.03%*			69,577	36	36

Information Services (B2C)
Cleo AI Ltd(1)(3)	Preferred Stock	5/27/2020	41,041	82	82
Total Information Services (B2C) - 0.08%*			41,041	82	82

Infrastructure
GoEuro Corp.	Preferred Stock	5/27/2020	2,775	61	61
Total Infrastructure - 0.06%*			2,775	61	61

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock	5/27/2020	5,344	57	57
Total Life and Health Insurance - 0.05%*			5,344	57	57

Logistics
Passport Labs, Inc.	Common Stock	5/27/2020	2,102	51	51
Total Logistics - 0.05%*			2,102	51	51

Network Management Software
Callsign, Inc.	Preferred Stock	5/27/2020	21,604	180	180
Total Network Management Software - 0.17%*			21,604	180	180

Real Estate Services
Common Living Inc.	Preferred Stock	5/27/2020	72,938	155	155
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	83
Total Real Estate Services - 0.23%*			116,410	238	238

Social/Platform Software
ClassPass Inc.	Preferred Stock	5/27/2020	14,085	43	43
Total Social/Platform Software - 0.04%*			14,085	43	43

Total Warrant Investments - 3.41%*				$3,551	$3,568

Total Investments in Portfolio Companies - 90.7%*(4)				$94,568	$94,797

Short-Term Investments
U.S. Treasury Bills				$9,996	$9,996
Total Short-Term Investments - 9.56%*				$9,996	$9,996

Total Investments - 100.26%*(5)				$104,564	$104,793
_______________

(1)
Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2020 non-qualifying assets represented 7.5% of the Company’s total assets, at fair value.

(2)	Acquisition date represents the date of the investment in the portfolio investment.

(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4)
The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(5)
Except for short-term investments in U.S. Treasury Bills, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).

(6)
Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $0.4 million, $0.2 million and $0.2 million, respectively, for the June 30, 2020 investment portfolio. The tax cost of investments is $104.6 million.

(7)	Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.

(8)	Non-income producing investments.

*	Value as a percentage of net assets.

Notes applicable to the investments presented in the foregoing table:

•	No investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing tables:

•
Interest rate is the annual interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.

•
For each debt investment tied to the Prime rate (“Prime”) as of June 30, 2020, Prime was 3.25%. As of June 30, 2020, a majority of the debt investments (approximately 66.4%, or $60.4 million in principal balance) in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors above 3.25% and some of which have interest rate caps for a limited period.

•
The EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted. The EOT payment is amortized and recognized as non-cash income over the loan or lease prior to its payment.

•	Some of the terms noted in the foregoing tables are subject to change based on certain events such as prepayments.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Note 1. Organization
TriplePoint Global Venture Credit, LLC was formed on October 2, 2019 as a Maryland limited liability. On May 27, 2020, TriplePoint Global Venture Credit, LLC changed its name to TriplePoint Private Venture Credit Inc. (the “Company”) in connection with its conversion from a Maryland limited liability company to a Maryland corporation and the commencement of its investment operations. The Company is structured as an externally-managed non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. As a BDC, the Company expects to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company’s investment objective is to maximize its total return to shareholders primarily in the form of current income from secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments to venture capital-backed companies. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TriplePoint Capital LLC (“TPC”). The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser (the “Advisory Agreement”), the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and pays fees and expenses for services provided.
The Company has two wholly owned subsidiaries: TPVC Funding Company LLC, an entity established for the purpose of opening a credit facility (the “Financing Subsidiary”), and TPVC Investment LLC, an entity established for holding certain of the Company’s investments in order to benefit from the tax treatment of these investments and create a tax structure that is more advantageous with respect to the Company’s RIC tax treatment. These subsidiaries are consolidated in the financial statements of the Company.
Note 2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures required by GAAP for the annual reporting of consolidated financial statements are omitted. The Company follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the period presented have been included and all intercompany account balances and transactions have been eliminated.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires estimates and assumptions to be made that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in the economic environment, financial markets, creditworthiness of portfolio companies and any other parameters used in determining these estimates could cause actual results to differ from those estimates.
Organization and Offering Costs
Organization costs include costs relating to the formation and incorporation of the business and are expensed as incurred. The Company did not incur any organizational costs during the period ended June 30, 2020. Offering costs include legal fees and other costs pertaining to the registration statement and the costs are offset against capital proceeds from the initial offering during the period in which they are incurred.
Investments
Investment transactions are recorded on a trade-date basis. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). Fair value is a market-based measure considered from the perspective of the market’s participant who holds the financial instrument rather than an entity specific measure. When market assumptions are not readily available, the Company’s own assumptions are set to reflect those that the Adviser believes market participants would use in pricing the financial instruments on the measurement date.
The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable the determination of fair value requires more judgment. The Company’s valuation methodology is approved by the Board and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, the Board may refine its valuation methodologies to best reflect the fair value of its investments appropriately.
Cash and Cash Equivalents
The Company places its cash with financial institutions and at times, cash held in such accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within the limitations of the 1940 Act. Cash consists of bank demand deposits.
Other Accrued Expenses and Liabilities
Other accrued expenses and liabilities include interest payable, accounts payable and the fair value of unfunded commitment liabilities. Unfunded commitment liabilities reflect the fact that the Company is a party to certain delay draw credit agreements with its portfolio companies, which requires the Company to make future advances at the borrowers’ discretion during a defined loan availability period. The Company’s credit agreements contain customary lending provisions that allow the Company relief from funding previously made commitments in instances where the underlying portfolio company experiences material adverse events that affect the financial condition or business outlook for the portfolio company. In certain instances, the borrower may be required to achieve certain milestones before they may request a future advance. The unfunded obligation associated with these credit agreements is equal to the amount by which the contractual funding commitment exceeds the sum of the amount of debt required to be funded under the delay draw credit agreements unless the availability period has expired. The fair value at the inception of the agreement of the delay draw credit agreements approximates the fair value of the warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability included in the Company’s consolidated statement of assets and liabilities reflects the fair value of these future funding commitments.
Paid-in Capital
The Company records the proceeds from the sale of its common stock on a net basis to capital stock and paid-in capital in excess of par value, excluding all offering costs.
Income Recognition
Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments subsequent to the commencement of operations are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, unamortized loan origination fees and unamortized market discounts are recorded as interest income. EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. Interest is accrued during the life of the loan on the EOT payment using the effective interest method as non-cash income. The EOT payment generally ceases accruing to the extent the borrower is unable to pay the remaining principal and interest due. The EOT payment may also include a cash success fee due upon the earlier of the maturity date of the loans or in the event of a certain milestone reached by the portfolio company.
For debt investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if it is deemed uncollectible.
Other income includes certain fees paid by portfolio companies (for example, extension fees, revolver loan facility fees, prepayment fees) and the recognition of the value of unfunded commitments that expired during the reporting period.
Non-accrual Loans
A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are probable to remain current. As of June 30, 2020, there were no loans within the Company’s portfolio that were on non-accrual status.
Realized/Unrealized Gains or Losses
The Company measures realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized gain (loss) on investments in the consolidated statement of operations.

Management and Incentive Fees
The Company accrues for the base management fee and incentive fee payable pursuant to the Investment Advisory Agreement. The accrual for incentive fee may include the recognition of incentive fees on unrealized gains, even though such incentive fees are neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized losses on investments. See “Note 3. Related Party Agreements and Transactions - Investment Advisory Agreement - Incentive Fee.”
U.S. Federal Income Taxes
The Company intends to elect to be treated, and intends to qualify annually, as a RIC under Subchapter M the Code, for U.S. federal income tax purposes, beginning with the Company’s taxable year ending December 31, 2020. Generally, a RIC is not subject to U.S. federal income taxes on the income and gains it distributes to stockholders if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any. Additionally, a RIC must distribute at least 98% of its ordinary income and 98.2% of its capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the RIC previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. The Company intends to distribute sufficient dividends to maintain the Company’s RIC status each year and does not anticipate paying any material U.S. federal income taxes in the future.
Dividends and Distributions
Distributions to common stockholders are recorded on the record date. The Board determines the amount of distributions to be paid based on a variety of factors including estimates of future earnings. Net realized capital gains, if any, are intended to be distributed at least annually. The Company will calculate both its current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constituted a return of capital to the Company’s stockholders and while such distributions are not taxable, they may result in higher capital gains taxes when the shares are eventually sold.
Per Share Information
Basic and diluted earnings per common share are calculated using the weighted average number of common shares outstanding for the periods presented. For the periods presented, basic and diluted earnings per share are the same since there are no potentially dilutive securities outstanding.
Foreign Currency Translation
The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

•	Fair value of investment securities, other assets and liabilities - at the exchange rates prevailing at the end of the period; and

•	Purchases and sale of investment securities, income and expenses - at the exchange rates prevailing on the respective dates of such transactions, income or expenses.
Net assets and fair values are presented based on the applicable foreign exchange rates described above and the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, fluctuations related to foreign exchange rate conversions are included with the net realized gains (losses) and unrealized gains (losses) on investments.
Note 3. Related Party Agreements and Transactions
Acquisition of Initial Portfolio
On May 27, 2020, the Company acquired from TPC and certain of its subsidiaries, a select portfolio of investments originated through TPC consisting of funded debt investments, future funding obligations and warrants associated with both the funded debt investments and future funding obligations. This initial portfolio included 30 secured loans with an aggregate outstanding principal amount of $91.3 million and warrants to purchase shares in 23 portfolio companies of $3.6 million. The valuation of this initial portfolio was approved by the Board in consultation with the Adviser and consideration of valuations performed by independent third-party valuation firms.
Investment Advisory Agreement
In accordance with the Advisory Agreement, subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the day-to-day operations and provides investment advisory services to the Company. The Advisory Agreement was approved by the Board, including all of our independent directors, in April 2020 and was effective for an initial two-year term commencing on May 27, 2020. Under the terms of the Advisory Agreement, the Adviser:

•	determines the composition of the Company’s portfolio, the nature and timing of changes to the Company’s portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of investments;

•	executes, closes, services and monitors investments;

•	determines the securities and other assets purchased, retained or sold;

•	performs due diligence on prospective investments; and

•	provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.
As consideration for the investment advisory and management services provided, and pursuant to the Advisory Agreement, the Company has agreed to pay the Adviser a fee consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee and incentive fee is ultimately borne by the Company’s shareholders.
Base Management Fee
The base management fee is calculated at an annual rate of 1.75% of the Company’s average invested equity capital (as defined below) as of the end of the then-current quarter and the prior calendar quarter (and in the case of the Company’s first quarter, the invested equity capital as of such quarter-end). For this purpose, “invested equity capital” means the amounts drawn on the Company’s Capital Commitments.
Following the closing of the listing of shares of the Company’s common stock on a national securities exchange, including in connection with an initial public offering (“IPO”), the base management fee will be calculated at an annual rate of 1.75% of the Company’s average adjusted gross assets, including assets purchased with borrowed funds. The base management fee will be calculated based on the average value of the Company’s gross assets at the end of its two most recently completed calendar quarters.
Incentive Fee
The incentive fee, which provides the Adviser with a share of the income that it generates for the Company, consists of two components - investment income and capital gains - which are largely independent of each other, with the result that one component may be payable even if the other is not payable.
Under the investment income component, the Company will pay the Adviser each quarter 20.0% of the amount by which the Company’s pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of its net assets at the end of the immediately preceding calendar quarter, subject to a “catchup” provision pursuant to which the Adviser receives all of such income in excess of the 2.0% level but less than 2.5%. The effect of the “catch-up” provision is that if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of the Company’s pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply.
Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. The investment income component of the incentive fee will be subject to a total return requirement, which will provide that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters (or if shorter, the number of quarters that have occurred since the initial closing of the private placement of shares of the Company’s common stock, which occurred on May 27, 2020 (the “Initial Closing”)) (in either case, the “Trailing Twelve Quarters”) exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the Trailing Twelve Quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the Trailing Twelve Quarters. However, following the occurrence (if any) of an IPO, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the 11 preceding calendar quarters (or if shorter, the number of quarters that have occurred since the IPO, rather than the number of quarters that have occurred since the Initial Closing).
The capital gains component of the incentive fee will be determined and paid annually in arrears at the end of each calendar year or, in the event of an Advanced Liquidity Event (as defined below), the date on which the closing of such Advanced Liquidity Event occurs. At the end of each calendar year (or upon the effectuation of an Advanced Liquidity Event), the Company will pay the Adviser (A) 20.0% of the difference, if positive, of the sum of aggregate cumulative realized capital gains, if any, computed net of aggregate cumulative realized capital losses, if any, and aggregate cumulative unrealized capital depreciation, in each case from May 27, 2020, the initial effective date of the Advisory Agreement, through the end of such year (or the date on which an Advanced Liquidity Event occurs), less (B) the aggregate amount of any previously paid capital gains incentive fees from May 27, 2020 until the end of such calendar year (or the date on which an Advanced Liquidity Event occurs). For the foregoing purpose, “aggregate cumulative realized capital gains” does not include any unrealized capital appreciation. An Advanced Liquidity Event could include: (1) an IPO, (2) a merger with another entity, including an affiliated company, subject to any limitations under the 1940 Act (a “Merger”) or (3) the sale of all or substantially all of the assets of the Company (an “Asset Sale”).
The Company will accrue, but not pay, a portion of the capital gains incentive fee with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue a capital gains incentive fee that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the capital gains component of the incentive fee, the Company will consider the cumulative aggregate unrealized capital appreciation in the calculation, since an incentive fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20.0% of such amount, minus the aggregate amount of the actual capital gains incentive fee paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, including upon the effectuation of a Merger or Asset Sale, the termination date is treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.
The table below shows the base management and incentive fees accrued during the period. Base management and incentive fees are paid in the quarter following that in which they are earned. The Adviser has voluntarily waived the full $176,000 in base management fees accrued for the period from the Company’s commencement of operations to June 30, 2020.

Base Management and Incentive Fees (in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
Base management fee	$176
Management fee waiver	$(176)
Income incentive fee	$—
Capital gains incentive fee	$—
Administration Agreement
The administration agreement (the “Administration Agreement”) was approved by the Board in April 2020. The Administration Agreement provides that the Administrator is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports and other materials filed with the SEC and any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing net asset value (“NAV”), overseeing the preparation and filing of the Company’s tax returns and printing and disseminating reports and other materials to the Company’s shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides significant managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.
In full consideration of the provision of the services of the Administrator, the Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. Payments under the Administration Agreement are equal to the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the chief compliance officer and chief financial officer and their respective staffs. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, the Administrator is paid an additional amount based on the services provided, which shall not exceed the amount the Company receives from such companies for providing this assistance.
For the period from May 27, 2020 (Commencement of Operations) to June 30, 2020, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.1 million.
Note 4. Investments
The Company measures the fair value of its investments in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the FASB. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The Audit Committee of the Board is responsible for assisting the Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board, with the assistance of the Adviser and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most accurately represents fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant. The Board determines fair value of its investments on at least a quarterly basis or at such other times when the Board feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of portfolio investments that do not have a readily available market value, fair value of investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:
Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.
Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.
Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, excluding transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.
With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser’s professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with the Adviser’s senior investment team and approved by the Adviser’s executive management team;

•
At least once annually, the valuation for each portfolio investment is reviewed by an independent third-party valuation firm. However, the Board does not have de minimis investments of less than 1.0% of the Company’s gross assets (up to an aggregate of 10% of the Company’s gross assets) independently reviewed, given the expenses involved in connection therewith;

•	The Audit Committee of the Board then reviews these preliminary valuations and makes fair value recommendations to the Board; and

•
The Board then discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith, based on the input of the Adviser, the respective independent third-party valuation firms and the Audit Committee.

Debt Investments
The debt investments identified on the consolidated schedules of investments are loans made to venture and venture growth stage companies focused in technology and other high growth industries which are backed by a select group of leading venture capital investors. These investments are considered Level 3 assets under ASC Topic 820 as there is no known or accessible market or market indices for these types of debt instruments and thus the Adviser’s senior management team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.
To estimate the fair value of debt investments, the Company compares the cost basis of each debt investment, including any OID, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to these debt investments, in order to determine a comparable range of effective market interest rates. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.
The valuation process includes, among other things, evaluating the underlying investment performance of the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Changes in these unobservable inputs could result in significantly different fair value measurements.
Under certain circumstances, an alternative technique may be used to value certain debt investments that better reflect the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arm’s length transaction, the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability or estimates of proceeds that would be received in a liquidation scenario.
Warrant Investments
Warrant fair values are primarily determined using a Black Scholes option pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors, including, but not limited to, those listed below. Increases or decreases in any of the unobservable inputs described below could result in a material change in fair value:

•
Underlying enterprise value of the issuer based on available information, including any information regarding the most recent financing round of borrower. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or the use of recent rounds of financing and the portfolio company’s capital structure. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include option pricing models, including back solve techniques, probability weighted expected return models and other techniques determined to be appropriate.

•
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant investment price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant.

•
The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant investment.

•	Other adjustments, including a marketability discount on private company warrant investments, are estimated based on the Adviser’s judgment about the general industry environment.

•
Historical portfolio experience on cancellations and exercises of warrant investments are utilized as the basis for determining the estimated life of the warrant investment in each financial reporting period. Warrant investments may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrant investment.

Under certain circumstances alternative techniques may be used to value certain warrants that more accurately reflect the warrants' fair values, such as an expected settlement of a warrant in the near term, a model that incorporates a put feature associated with the warrant, or the price paid or realized in a recently completed transaction or binding offer received in an arm’s-length transaction. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option.
These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments that do not have an active observable market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.
Equity Investments
The fair value of an equity investment in a privately held company is initially the amount invested. The Company adjusts the fair value of equity investments in private companies upon the completion of a new third party round of equity financing subsequent to its investment. The Company may adjust the fair value of an equity investment absent a new equity financing event based upon positive or negative changes in a portfolio company’s financial or operational performance. The Company may also reference comparable transactions and/or secondary market transactions of comparable companies to estimate fair value. These valuation methodologies involve a significant degree of judgment.
The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. There is no single standard for determining the estimated fair value of investments which do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.
Investment Valuation
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of June 30, 2020. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	June 30, 2020
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$91,229	$91,229
Warrant investments	—	—	3,568	3,568
Short-term investments	9,996	—	—	9,996
Total investments	$9,996	$—	$94,797	$104,793
The following table shows information about Level 3 investments measured at fair value for the period from May 27, 2020 (Commencement of Operations) to June 30, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
	Debt Investments	Warrant Investments	Total Investments
Fair value as of May 27, 2020 (Commencement of Operations)	$—	$—	$—
Funding and purchases of investments, at cost	91,022	3,551	94,573
Principal payments and sale proceeds received from investments	(266)	—	(266)
Amortization and accretion of premiums and discounts, net and end-of term payments	261	—	261
Net change in unrealized gains (losses) included in earnings	212	17	229
Gross transfers out of Level 3(1)	—	—	—
Fair value as of June 30, 2020	$91,229	$3,568	$94,797

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2020	$212	$17	$229
_______________

(1)	Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the period from May 27, 2020 (Commencement of Operations) to June 30, 2020.
Realized gains and losses are included in net realized gains (losses) on investments in the consolidated statement of operations.
Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statement of operations.
Net change in unrealized gains during the period from May 27, 2020 (Commencement of Operations) to June 30, 2020 was $0.2 million, resulting primarily from market rate adjustments.
The following table shows a summary of quantitative information about the Level 3 fair value measurements of investments as of June 30, 2020. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	June 30, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$91,229	Discounted Cash Flows	Discount Rate	11.22% - 19.48%	14.58%
Warrant investments	3,568	Black Scholes Option Pricing Model	Revenue Multiples	0.95x - 56.90x	8.23x
			Volatility	42.55% - 80.00%	63.23%
			Term	2.50 - 6.50 Years	4.97 Years
			Risk Free Rate	0.18% - 0.40%	0.36%
Total investments	$94,797

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
Note 5. Credit Risk
Debt investments may be affected by business, financial market or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic, economic and political developments, may significantly affect the value of these investments. In addition, the value of these investments may fluctuate as the general level of interest rates fluctuate.

In many instances, the portfolio company’s ability to repay the debt investments is dependent on additional funding by its venture capital investors, a future sale or an initial public offering. The value of these investments may be detrimentally affected to the extent a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan.
As of June 30, 2020, the Company had no delinquencies and no credit losses on any of its debt investments.
Note 6. Borrowings
Other Payables
On June 30, 2020, the Company purchased $10.0 million of U.S. Treasury bills for settlement on July 1, 2020. The payable is included in the Company’s consolidated statement of assets and liabilities.
Note 7. Commitments and Contingencies
Commitments
On May 27, 2020, in conjunction with the Company’s purchase of its initial portfolio of assets, the Company assumed unfunded obligations of $24.5 million. As of June 30, 2020, the Company’s unfunded commitments totaled $24.5 million to 5 portfolio companies, of which $2.0 million was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
The Company’s credit agreements contain customary lending provisions that allow it relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.
The table below shows the Company’s unfunded commitments by portfolio company as of June 30, 2020:

Unfunded Commitments (in thousands)	June 30, 2020
BlueVine Capital, Inc.	$5,000
Capsule Corp.	5,000
Cohesity, Inc.	5,000
Hims, Inc.	5,000
Freshly Inc.	4,500
Total	$24,500
The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statement of assets and liabilities.
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the period from May 27, 2020 (Commencement of Operations) to June 30, 2020:

Commitments Activity (in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
Activity during the period:
New commitments	$24,500
Unfunded commitments at beginning of period	—
Unfunded commitments at end of period	$24,500
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of June 30, 2020:

Unfunded Commitments (in thousands)	June 30, 2020
Dependent on milestones	$2,000
Expiring during:
2020	$15,000
2021	9,500
Unfunded Commitments	$24,500
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of June 30, 2020, the Company did not have a backlog of potential future commitments.
Note 8. Financial Highlights
The financial highlights shown below are for the period from May 27, 2020 (Commencement of Operations) to June 30, 2020:

Financial Highlights (in thousands, except share and per share data)	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
Per Share Data(1)
Net asset value at beginning of period	$15.00
Changes in net asset value due to:
Net investment income	0.12
Net realized gains (losses) on investments	—
Net change in unrealized gains (losses) on investments	0.03
Distribution to preferred shareholders	(0.01)
Organizational costs	(0.01)
Offering costs	(0.28)
Net asset value at end of period	$14.85

Net investment income per common share	$0.12
Net increase (decrease) in net assets resulting from operations per common share	$0.15
Weighted average shares of common stock outstanding for period	7,001,667
Shares of common stock outstanding at end of period	7,001,667

Ratios / Supplemental Data(2)
Net asset value at end of period	$104,519
Average net asset value	$104,483
Total return based on net asset value per share(3)	(1.0)%
Net investment income to average net asset value(4)(5)	8.5%
Net increase (decrease) in net assets to average net asset value(4)(5)	10.8%
Ratio of expenses to average net asset value(4)(5)	2.4%
Operating expenses excluding incentive fees to average net asset value(4)(5)	2.4%
Income incentive fees to average net asset value(4)(5)	—%
_______________

(1)
All per share activity is calculated based on the weighted average shares outstanding for the relevant period, except net increase (decrease) in net assets from capital share transactions, which is based on the common shares outstanding as of the relevant balance sheet date.

(2)	NAV used in ratios represents NAV to common shareholders and excludes preferred shareholders’ equity.

(3)	Total return based on NAV is the change in ending NAV per share plus distributions per common share paid during the period by the beginning NAV per share.

(4)	Percentage is presented on an annualized basis.

(5)
For the period from May 27, 2020 (Commencement of Operations) to June 30, 2020, excluding the management fee waiver, the ratios of net investment income, net increase in net assets, ratio of expenses, operating expenses excluding incentive fees, and income incentive fees to average net asset value were 6.7%, 9.1%, 4.2%, 4.2% and 0.0%, respectively.

The weighted average portfolio yield on total debt investments shown below is for the period from May 27, 2020 (Commencement of Operations) to June 30, 2020:

Ratios (Percentages, on an annualized basis)(1)	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
Weighted average portfolio yield on total debt investments(2)	13.3%
Coupon income	10.1%
Accretion of discount	0.2%
Accretion of end-of-term payments	3.0%
Impact of prepayments during the period	—%
_______________

(1)
Weighted average portfolio yields on total debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period.

(2)	The weighted average portfolio yields on total debt investments reflected above do not represent actual investment returns to the Company's shareholders.
Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per share for the period from May 27, 2020 (Commencement of Operations) to June 30, 2020:

Basic and Diluted Share Information (in thousands, except share and per share data)	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
Net investment income	$848
Net increase (decrease) in net assets resulting from operations	$1,083
Basic and diluted weighted average shares of common stock outstanding	7,001,667
Basic and diluted net investment income per share of common stock	$0.12
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.15
Note 10.    Equity
Since May 27, 2020 (Commencement of Operations) through June 30, 2020, the Company has issued 7,001,667 shares of common stock at a price of $15.00 per share through a private placement offering resulting in gross proceeds to the Company of $105.0 million. The Company had 7,001,667 shares of common stock outstanding as of June 30, 2020.
On May 27, 2020, the Company sold 525 shares of the Company’s Series A preferred stock at a price of $1,000.00 per share, resulting in gross proceeds to the Company of $525,000. Series A preferred stock is senior to all other classes and series of common stock and will rank on parity with any other class or series of preferred stock, whether such class or series is created in the future. Series A preferred stock is subject to redemption at any time by notice of such redemption on a date selected by the Company. Shares of preferred stock are entitled to a liquidation preference of $1,000.00 per share (the “Liquidation Value”), plus any accrued but unpaid dividends and any applicable redemption premium. Dividends on each share of Series A preferred stock are payable semiannually on June 30 and December 31 of each year and accrue at a rate of 12.0% per annum on the Liquidation Value thereof plus all accumulated and unpaid dividends thereon. Holders of the shares of Series A preferred stock will not participate in any appreciation in the value of the Company. The Company had 525 shares of preferred stock outstanding as of June 30, 2020.
Note 11. Distributions
The Company intends to elect to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under the Code. In order to maintain its ability to be subject to tax as a RIC, among other things, the Company is required to distribute at least 90% of its net ordinary income and net realized short-term capital gains in excess of its net realized long-term capital losses, if any, to its shareholders. Additionally, to avoid a nondeductible 4% U.S. federal excise tax on certain of the Company’s undistributed income, the Company must distribute during each calendar year an amount at least equal to the sum of: (a) 98% of the Company’s ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which the Company’s capital gains exceed the Company’s capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by the Company to use its taxable year); and (c) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statement of operations during the period from May 27, 2020 (Commencement of Operations) to June 30, 2020. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.

Note 12. Subsequent Events
Recent Portfolio Activity
From July 1, 2020 through August 12, 2020, the Company closed $14.5 million of additional debt commitments and funded $0.6 million in new investments.
Other Developments
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility with Deutsche Bank AG, New York Branch (“Deutsche Bank”) pursuant to a Receivables Financing Agreement (together with the exhibits and schedules thereto, the “Receivables Financing Agreement” and the secured revolving credit facility thereunder, the “Credit Facility”), by and among the Financing Subsidiary the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank, as the facility agent (the “Facility Agent”), Deutsche Bank and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, U.S. Bank National Association, as custodian, and Vervent Inc., as backup collateral manager.
The total commitment of Deutsche Bank and MUFG under the Credit Facility is $150 million. The Credit Facility also includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of Deutsche Bank and MUFG. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
The revolving period under the Credit Facility is scheduled to expire on July 15, 2021, provided that the revolving period may be extended with the consent of the lenders and may also terminate early if an event of default or other adverse events, specified in the Receivables Financing Agreement, occur. The maturity date for the Credit Facility is scheduled to occur two years after the termination of the revolving period, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 50% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations, availability blocks and other restrictions set forth in the Receivables Financing Agreement. The advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the lender’s cost of funds rate, which is a floating rate based on certain indices. The applicable margin is equal to 3.50% during the revolving period and increases to 4.50% during the amortization period. See the Company’s Current Report on Form 8-K, filed with the SEC on July 17, 2020, for more information regarding the Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “the Company”, “we”, “us”, and “our” refer to TriplePoint Private Venture Credit Inc. and its subsidiaries.
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements as to:

•	our and our portfolio companies’ future operating results and financial condition, including the ability of us and our portfolio companies to achieve our respective objectives;

•	our business prospects and the prospects of our portfolio companies;

•	our relationships with third parties, including but not limited to lenders and venture capital investors, including other investors in our portfolio companies;

•	the impact and timing of our unfunded commitments;

•	the expected market for venture capital investments;

•	the performance of our existing portfolio and other investments we make in the future;

•	the impact of investments that we expect to make;

•	actual and potential conflicts of interest with TPC, the Adviser and its senior investment team and Investment Committee;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the U.S. and global economies, including with respect to the industries in which we invest;

•	our expected financings and investments;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of our Adviser and its affiliates to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;

•	risk associated with possible disruptions in our operations or the economy generally;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the adequacy of our available liquidity, cash resources and working capital and compliance with covenants under our borrowing arrangements;

•	the timing of cash flows, if any, from the operations of our portfolio companies in which we have investments;

•	the ability of the companies in which we have investments to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy, availability and pricing of our financing sources and working capital;

•	the economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of our investments; and

•
the risks, uncertainties and other factors we identified under “Item 1A: Risk Factors” in this Quarterly Report on Form 10-Q, under “Risk Factors” in our registration statement on Form 10 that we filed with the SEC on June 9, 2020, in our other filings with the SEC that we make from time to time and elsewhere in this Quarterly Report on Form 10-Q.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the Coronavirus (“COVID-19”) pandemic;

•
the length and duration of the COVID-19 outbreak in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery, including with respect to the impact of travel restrictions and other isolation and quarantine measures on the ability of the Adviser’s investment professionals to conduct in-person diligence on, and otherwise monitor, existing and future investments;

•
an economic downturn and the time period required for robust economic recovery therefrom, including the current economic downturn as a result of the impact of the COVID-19 pandemic, which has already generally had a material impact on our portfolio companies’ results of operations and financial condition and will likely continue to have a material impact on our portfolio companies’ results of operations and financial condition for its duration, which could lead to the loss of some or all of our investments in such portfolio companies and have a material adverse effect on our results of operations and financial condition;

•
a contraction of available credit, an inability or unwillingness of our lenders to fund their commitments to us and/or an inability to access capital markets or additional sources of liquidity, including as a result of the impact and duration of the COVID-19 pandemic, could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly given that we use leverage as part of our investment strategy;

•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•
risks associated with possible disruption in our or our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and

•
the risks, uncertainties and other factors we identify in “Risk Factors” in this Quarterly Report on Form 10-Q, in our registration statement on Form 10 that we filed with the SEC on June 9, 2020, and in our other filings with the SEC that we make from time to time.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include, without limitation, our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as may be required by law.
Overview
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes.
We were formed in October 2019 to capitalize on the strong worldwide demand from venture capital-backed companies for debt financing originated by the TPC global investment platform and commenced investment operations on May 27, 2020. We participate in and benefit from TPC’s multi-stage Lifespan Approach by lending to early, later, and venture growth stage companies focused in technology and other high growth industries that are backed by TPC’s select group of leading venture capital investors and generally have a global business strategy and products or services that appeal to customers and consumers worldwide. We generally view high growth industries as industries which experience a higher than average growth rate as compared to others as a result of demand for new products or services offered by companies in these industries. It is this demand and the potential global addressable market for their products or services that makes them attractive to venture capital investment and therefore attractive lending candidates for us.
Our investment objective is to maximize our total return to shareholders primarily in the form of current income from our secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments.
In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on May 27, 2020, we acquired a select portfolio of investments originated through TPC consisting of funded debt investments, future funding obligations and warrants associated with both the funded debt investments and future funding obligations. This initial portfolio included 30 secured loans and warrants to purchase shares in 23 portfolio companies for an aggregate purchase price of $94.6 million. The valuation of this initial portfolio was approved by the Board in consultation with the Adviser and consideration of valuations performed by independent third-party valuation firms our initial portfolio. On May 27, 2020, we sold 7,001,667 shares of common stock at a price of $15.00 per share in a private placement and received $105.0 million of gross proceeds in connection with the private placement. On May 27, 2020, we sold 525 shares of our preferred stock at a price of $1,000.00 per share, resulting in gross proceeds of $525,000.
COVID-19 Developments
The COVID-19 pandemic, and the related effect on the U.S. and global economies, including the current economic downturn and the uncertainty associated with the timing and likelihood of economic recovery, has had adverse consequences for the business operations of some of our portfolio companies, may adversely affect our operations, and has adversely affected, and threatens to continue to adversely affect, the operations of the Adviser.
Due to the ongoing adverse effects of the COVID-19 pandemic, we expect that certain of our portfolio companies will experience financial distress and, depending on the duration of the COVID-19 pandemic and the extent of its disruption to operations, certain of our portfolio companies may default on their financial obligations to us and their other capital providers. The effects of the COVID-19 pandemic have impeded, and may continue to impede, the ability of certain of our portfolio companies to raise additional capital and/or pursue asset sales or otherwise execute strategic transactions, which could have a material adverse effect on the valuation of our investments in such companies. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Some of our portfolio companies have already taken steps to significantly reduce, modify, or alter business strategies and operations, and we expect that additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis. In addition, due to the completion of equity rounds by certain portfolio companies at lower valuations than rounds completed prior to the onset of the effects of the COVID-19 pandemic, we may experience unrealized depreciation on certain of our warrant and equity investments despite the relevant companies’ ability to mitigate disruptions on their business strategies and operations. There can be no assurance that future equity rounds completed by our portfolio companies will be at levels greater than or equal to previous rounds, which may result in net unrealized depreciation on our warrant and equity portfolio in future periods.
As of June 30, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. The Credit Facility also includes certain covenants, including without limitation, a covenant requiring 150% asset coverage in accordance with the 1940 Act. Any significant aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or otherwise triggering an event of default under the relevant borrowing arrangement. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and in our registration statement on Form 10 that we filed with the SEC on June 9, 2020 for more information. As of June 30, 2020, we were in compliance with the asset coverage requirements under the 1940 Act. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate further or for a prolonged period of time.
We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, it could have a material adverse impact for a prolonged period of time on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies. See “Risk Factors” in our registration statement on Form 10 that we filed with the SEC on June 9, 2020 for more information.
Portfolio Composition, Investment Activity and Asset Quality
Portfolio Composition
We originate and invest primarily in loans that have a secured collateral position and are used by venture capital-backed companies to finance their continued expansion and growth, equipment financings and, on a select basis, revolving loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments. We believe these investments will provide us with a stable, fixed-income revenue stream along with the potential for our returns to be enhanced by equity-related gains. We underwrite our investments seeking an unlevered yield-to-maturity on our growth capital loans and equipment financings generally ranging from 10% to 18% and on our revolving loans generally ranging from 1% above the current U.S. prime rate to 10%, in each case, with potential for higher returns in the event we are able to exercise warrant investments and realize gains or sell our related equity investments at a profit. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and either the existence of or the near-term potential for strong revenue or revenue growth, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. The Adviser’s senior investment team also generally seeks to invest no more than 5% of our total assets in equity investments.
The following table shows information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of June 30, 2020:

	June 30, 2020
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$91,017	$91,229	$212	30	18
Warrant investments	3,551	3,568	$17	24	23
Total Investments in Portfolio Companies	$94,568	$94,797	$229	54	23	(1)
_______________
(1)Represents non-duplicative number of companies.

The following table shows the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2020:

	June 30, 2020
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Real Estate Services	$15,079	15.9%
Food Products	12,339	13.0
Household Products	9,146	9.6
Infrastructure	7,716	8.1
Financial Software	7,547	8.0
Cultivation	5,729	6.0
Logistics	5,255	5.5
Network Management Software	5,189	5.5
Social/Platform Software	5,142	5.4
Aerospace and Defense	5,026	5.3
Consumer Finance	4,265	4.5
Life and Health Insurance	4,031	4.3
Buildings and Property	3,050	3.2
Home Furnishings	2,554	2.7
Communication Software	1,561	1.6
Information Services (B2C)	994	1.1
Healthcare Technology Systems	77	0.1
Elder and Disabled Care	50	0.1
Human Capital Services	36	*
Database Software	11	*
Total portfolio company investments	$94,797	100.0%
_______________

*	Amount represents less than 0.05% of the total portfolio investments.
The following table shows the financing product type of our debt investments as of June 30, 2020:

	June 30, 2020
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$91,229	100.0%
Total debt investments	$91,229	100.0%
Investment Activity
On May 27, 2020, in conjunction with the commencement of operations, we purchased from TPC the initial portfolio of assets for an aggregate purchase price of $94.6 million, comprised of $91.0 million for the debt investments and $3.6 million for the warrant investments. In connection with the purchase, we assumed funding obligations of $24.5 million to five portfolio companies.
The following table shows the total portfolio investment activity for the period from May 27, 2020 (Commencement of Operations) to June 30, 2020:

(in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
Beginning portfolio at fair value	$—
New debt investments, net(1)	91,022
Scheduled principal amortization	(266)
Accretion of debt investment fees	261
New warrant investments	3,551
Net unrealized gains (losses) on investments	229
Ending portfolio at fair value	$94,797
_______________
(1)Net of fees and discounts applied to the loan at origination.

As of June 30, 2020, our unfunded commitments to 5 companies totaled $24.5 million. No unfunded commitments expired or were terminated during the period from May 27, 2020 (Commencement of Operations) to June 30, 2020.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of June 30, 2020:

Unfunded Commitments (in thousands)	June 30, 2020
Dependent on milestones	$2,000
Expiring during:
2020	15,000
2021	9,500
Total	$24,500
Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. We generally expect 50% - 75% of our gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments.
Our level of investment activity can vary substantially from period to period as our Adviser chooses to slow or accelerate new business originations depending on market conditions, rate of investment of TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, our funding capacity (including our ability or inability to raise equity or debt capital), and other market dynamics.
The following table shows the debt commitments and fundings of debt investments (principal balance) for the period from May 27, 2020 (Commencement of Operations) to June 30, 2020:

Commitments and Fundings (in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
Debt Commitments
New portfolio companies	$24,500
Existing portfolio companies	—
Total	$24,500

Funded Debt Investments	$91,338
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of June 30, 2020, we did not have a backlog of potential future commitments.

Asset Quality
Consistent with TPC’s existing policies, our Adviser maintains a credit watch list which places borrowers into five risk categories based on our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White.	Contact portfolio company periodically in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.
Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.

Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of June 30, 2020:

	June 30, 2020
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$22,458	24.8%	5
White (2)	68,771	75.2	13
Yellow (3)	—	—	0
Orange (4)	—	—	0
Red (5)	—	—	0
	$91,229	100.0%	18
As of June 30, 2020, the weighted average investment ranking of our debt investment portfolio was 1.75.
Results of Operations
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the period from May 27, 2020 (Commencement of Operations) to June 30, 2020, our net increase in net assets resulting from operations was $1.1 million, which was comprised of $0.8 million of net investment income and $0.2 million of net realized and unrealized gains. On a per share basis for the period from May 27, 2020 (Commencement of Operations) to June 30, 2020, net investment income was $0.12 per share and the net increase in net assets from operations was $0.15 per share.
Investment Income
Total investment and other income for the period from May 27, 2020 (Commencement of Operations) to June 30, 2020 was $1.1 million.
Operating Expenses
Total operating expenses consist of base management fee, income incentive fee, capital gains incentive fee, administration agreement expenses, and general and administrative expenses. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will generally decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our capital base and our earnings. The capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expenses will generally increase if we draw down on a credit facility or issue debt securities, and we generally expect expenses under the Administration Agreement and general and administrative expenses to increase over time to meet the additional requirements associated with servicing a larger portfolio.
Total operating expenses for the period from May 27, 2020 (Commencement of Operations) to June 30, 2020 were $0.2 million net of the management fee waiver.

Base management fees totaled $0.2 million for the period from May 27, 2020 (Commencement of Operations) to June 30, 2020, the full amount of which was voluntarily waived by the Adviser.
There was no income incentive fees or capital gains incentive fees for the period from May 27, 2020 (Commencement of Operations) to June 30, 2020.
Administration agreement and general and administrative expenses totaled $0.2 million for the period from May 27, 2020 (Commencement of Operations) to June 30, 2020.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in net realized gains (losses) on investments in the consolidated statement of operations.
Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statement of operations.
Net change in unrealized gains during the period from May 27, 2020 (Commencement of Operations) to June 30, 2020 was $0.2 million, resulting primarily from market rate adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the period from May 27, 2020 (Commencement of Operations) to June 30, 2020, interest income totaled $1.1 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 13.3%.
We calculate weighted average annualized portfolio yields for periods shown as the annualized rates of the interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities. Should the portfolio companies choose to repay their loans earlier, our weighted average yields will increase for those debt investments affected but may reduce our weighted average yields on the remaining portfolio in future quarters.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
Weighted average annualized portfolio yield on total debt investments(2)	13.3%
Coupon income	10.1%
Accretion of discount	0.2%
Accretion of end-of-term payments	3.0%
Impact of prepayments during the period	—%
_______________

(1)
The yields for periods shown are the annualized rates of interest income or the components of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period.

(2)	The weighted average portfolio yields on total debt investments reflected above do not represent actual investment returns to our shareholders.
Our weighted average annualized portfolio yield on debt investments may be higher than an investor’s yield on an investment in shares of our common stock. Our weighted average annualized portfolio yield on debt investments does not reflect operating expenses that may be incurred by us. In addition, our weighted average annualized portfolio yield on debt investments and total return figures disclosed in this Quarterly Report on Form 10-Q do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. Our weighted average annualized portfolio yield on debt investments and total return based on NAV do not represent actual investment returns to common stockholders. Our weighted average annualized portfolio yield on debt investments and total return figures are subject to change and, in the future, may be greater or less than the rates set forth in this Quarterly Report on Form 10-Q. Total return based on NAV is the change in ending NAV per common share plus distributions per common share paid during the period divided by the beginning NAV per common share. The total return is for the period shown and is not annualized.
For the period from May 27, 2020 (Commencement of Operations) to June 30, 2020, our total return per period based on the change in NAV was (1.0)%.
The table below shows our return on average total assets and return on average NAV for the period from May 27, 2020 (Commencement of Operations) to June 30, 2020:

Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
Net investment income	$848
Net increase (decrease) in net assets	$1,083

Average net asset value(2)	$104,483
Average total assets(2)	$111,821

Net investment income to average net asset value(3)	8.5%
Net increase (decrease) in net assets to average net asset value(3)	10.8%

Net investment income to average total assets(3)	7.9%
Net increase (decrease) in net assets to average total assets(3)	10.1%
_______________

(1)	NAV used in ratios represents NAV to common shareholders and excludes preferred shareholders’ equity.

(2)	The average net asset values and the average total assets are computed based on daily balances.

(3)	Percentage is presented on an annualized basis.
Critical Accounting Policies
The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. We consider valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes to be our critical accounting policies and estimates. These critical accounting policies and estimates, and any changes thereto, are discussed under “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to consolidated financial statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows, prepayments, and the ability to liquidate publicly traded investments, will be adequate to meet our cash needs for our daily operations. This “Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above.
Cash Flows
During the period from May 27, 2020 (Commencement of Operations) to June 30, 2020, net cash used by operating activities, consisting primarily of fundings and purchases of investments, was $91.5 million, and net cash provided by financing activities was $103.5 million from proceeds received in connection with the issuance of common and preferred stock.
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility or the entry into additional subscription agreements with investors in a private placement providing for the issuance of additional shares of our common stock in exchange for capital contributions or the issuance of debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted.
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock, of at least 150%. As of June 30, 2020, our asset coverage for total borrowings and other senior securities was 19,908%.
Contractual Obligations
As of June 30, 2020, we did not have any obligations for the repayment of debt outstanding. On July 15, 2020, we entered into the Credit Facility, which is currently scheduled to mature in 2023. See “Recent Developments” below.
Off-Balance Sheet Arrangements
Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2020, our unfunded commitments totaled $24.5 million to 5 portfolio companies, of which $2.0 million was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences material adverse events that affect the financial condition or business outlook for the portfolio company.
The following table shows our unfunded commitments by portfolio company as of June 30, 2020:

Unfunded Commitments (in thousands)	June 30, 2020
BlueVine Capital, Inc.	$5,000
Capsule Corp.	5,000
Cohesity, Inc.	5,000
Hims, Inc.	5,000
Freshly Inc.	4,500
Total	$24,500

Distributions
We intend to elect to be treated, and intend to qualify annually, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
To the extent our taxable earnings fall below the total amount of our distributions for the year, a portion of those distributions may be deemed a return of capital to our stockholders. Our Adviser monitors available taxable earnings, including net investment income and realized capital gains, to determine if a return of capital may occur for the year. The tax character of distributions will be determined at the end of the taxable year. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year. As previously disclosed, we intend to pay quarterly distributions to our common stockholders beginning after the first full quarter following the commencement of our operations/effectiveness of our Form 10 registration statement.
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement”, which is intended to improve the effectiveness of fair value measurement disclosures. The amendment, among other things, affects certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy, and Level 3 fair value measurements as they relate to valuation process, unrealized gains and losses, measurement uncertainty, and significant unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any interim or annual period. The adoption of these rules did not have a material impact on the consolidated financial statements and disclosures.
In August 2018, the SEC adopted rules (the “SEC Release”) amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. The impact of the adoption of these rules on our consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. We adopted the new requirement to present changes in net assets in interim financial statements within Form 10-Q filings effective May 27, 2020. The adoption of these rules did not have a material impact on the consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The standard is effective as of March 12, 2020 through December 31, 2022. We do not believe that the adoption of these rules will have a material impact on our consolidated financial statements.
Recent Developments
Recent Portfolio Activity

From July 1, 2020 through August 12, 2020, we closed $14.5 million of additional debt commitments and funded $0.6 million in new investments.
Other Developments
On July 15, 2020, we entered into the Credit Facility, which has total commitments of $150 million from Deutsche Bank and MUFG and includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of Deutsche Bank and MUFG. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon. The revolving period under the Credit Facility is scheduled to expire on July 15, 2021, provided that the revolving period may be extended with the consent of the lenders and may also terminate early if an event of default or other adverse events, specified in the Receivables Financing Agreement, occur. The maturity date for the Credit Facility is scheduled to occur two years after the termination of the revolving period, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement.
Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 50% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations, availability blocks and other restrictions set forth in the Receivables Financing Agreement. The advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the lender’s cost of funds rate, which is a floating rate based on certain indices. The applicable margin is equal to 3.50% during the revolving period and increases to 4.50% during the amortization period. See our Current Report on Form 8-K, filed with the SEC on July 17, 2020, for more information regarding the Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. We are also subject to risks relating to the capital markets; conditions affecting the general economy; legislative reform; and local, regional, national or global political, social or economic instability. U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and in values of publicly-traded securities. Any continuation of the stresses on capital markets and credit markets, or a further increase in volatility could result in a contraction of available credit for us and/or an inability by us to access the equity or debt capital markets or could otherwise cause an inability or unwillingness of our lenders to fund their commitments to us, any of which may have a material adverse effect on our results of operations and financial condition.
Interest Rate Risk
Interest rate sensitivity refers to the change in our earnings and in the relative values of our portfolio that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a change in market interest rates will not have a material adverse effect on our net investment income.
Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime Rates, to the extent that any debt investments include floating interest rates. Debt investments are made with either floating rates that are subject to contractual minimum interest rates for the term of the investment or fixed interest rates.
In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over Prime that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
As of June 30, 2020, a majority of the debt investments (approximately 66.4% or $60.4 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors and some of which have interest rate caps for a limited period. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw.
As of June 30, 2020, we did not have any floating rate borrowings. The following table shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2020 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$545	$—	$545
Up 200 basis points	$47	$—	$47
Up 100 basis points	$15	$—	$15
Up 50 basis points	$—	$—	$—
Down 50 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—
This analysis is indicative of the potential impact on our investment income as of June 30, 2020, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with borrowings under the Credit Facility and other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2020, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk.
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the period from May 27, 2020 (Commencement of Operations) to June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our respective businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Item 1A.	Risk Factors
You should carefully consider the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.
In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our registration statement on Form 10 that we filed with the SEC on June 9, 2020, which could materially affect our business, financial condition or operating results.
We finance certain of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.
We had no borrowings outstanding under any credit facility as of June 30, 2020; however, we intend to finance certain of our investments with funds borrowed under our $150.0 million Credit Facility and in connection with other borrowing arrangements or indebtedness when we expect the return on our investment to exceed the cost of such borrowings. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into in the future, we may be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.
As a BDC, we generally are required under the 1940 Act to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock, of at least 150%. If our asset coverage ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ depends on our Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
As required by Section 18(a) and Section 61(a) of the 1940 Act, in connection with the issuance of certain senior securities, a provision must be made by us to prohibit the declaration of any dividend or distribution on the Company’s stock, other than a dividend payable in our common stock, or the repurchase of any stock unless at the time of the dividend or distribution declaration or repurchase there is asset coverage (computed in accordance with Section 18(h) of the 1940 Act) of at least 150% on our senior securities after deducting the amount of the dividend, distribution or repurchase.
In addition, the Credit Facility imposes, and any debt facilities we may enter into in the future may impose, financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or to make the distributions required to maintain our ability to be subject to tax treatment as a RIC under Subchapter M of the Code.
We may default under the Credit Facility or any future indebtedness or be unable to amend, repay or refinance any such indebtedness on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.
In the event we default under the Credit Facility or any future indebtedness or are unable to amend, repay or refinance any such future indebtedness on commercially reasonable terms, or at all, our business could be materially and adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility or any future indebtedness, any of which would have a material adverse effect on our financial condition, results of operations and cash flows. In addition, following any such default, the facility agent under the Credit Facility could assume control of the disposition of any or all of our assets or restrict our utilization of any indebtedness, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. Events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control, which includes, among other things, breach of a key man clause relating to our Chief Executive Officer, James P. Labe, and our President, Sajal K. Srivastava; (iii) bankruptcy; (iv) a covenant default; (v) failure to maintain 150% asset coverage in accordance with the 1940 Act; and (vi) our failure to maintain our qualification as a BDC.
Because we use debt to finance certain of our investments, if market interest rates were to increase, our cost of capital could increase, which could reduce our net income. In addition, if the Credit Facility were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
Because we borrow money to finance certain of our investments, including under the Credit Facility, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net income. In addition, if the Credit Facility were to become unavailable to us and attractive alternative financing sources were not available, it could have a material adverse effect on our business, financial condition and results of operations.
In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our secured loans. Accordingly, an increase in interest rates may result in an increase of our income and, as a result, an increase in the incentive fee payable to our Adviser.
Provisions in the Credit Facility or any future indebtedness may limit our discretion in operating our business.
The Credit Facility is, and any future indebtedness may be, backed by all or a portion of our assets on which the lenders may have a security interest. We may pledge up to 100% of our assets or the assets of the Financing Subsidiary and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Any security interests that we grant will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the Credit Facility, including diversification and eligibility requirements, or any of our future indebtedness limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Credit Facility or any of our future indebtedness would or may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by us on our current reports on Form 8-K, we did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Purchase and Sale Agreement, dated as of May 27, 2020, by and among TriplePoint Global Venture Credit, LLC, and TriplePoint Capital LLC and TriplePoint Financial LLC(1)

3.1	Articles of Incorporation(2)

3.2	Articles Supplementary(3)

3.3	Bylaws(4)

10.1	Investment Advisory Agreement between TriplePoint Private Venture Credit Inc. and TriplePoint Advisers LLC(5)

10.2	Administration Agreement between TriplePoint Private Venture Credit Inc. and TriplePoint Administration LLC(6)

10.3	License Agreement between TriplePoint Capital LLC and TriplePoint Private Venture Credit Inc.(7)

10.4	Form of Common Stock Subscription Agreement(8)

10.5	Form of Custody Agreement by and Among TriplePoint Private Venture Credit Inc., Subsidiaries and U.S. Bank N.A.(9)

10.6	Custody Agreement Dated April 14, 2020 by and between TriplePoint Private Venture Credit Inc. and MUFG Union Bank(10)

10.7	Form of Indemnification Agreement for Directors and Officers(11)

10.8
Form of Receivables Financing Agreement, dated as of July 15, 2020, among TPVC Funding Company LLC, TriplePoint Private Venture Credit Inc., individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, Deutsche Bank AG, New York Branch and MUFG Union Bank, N.A., as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, U.S. Bank National Association, as custodian, and Vervent Inc., as backup collateral manager(12)

10.9	Form of Receivables Sale and Contribution Agreement, dated as of July 15, 2020, between TriplePoint Private Venture Credit Inc., as seller, and TPVC Funding Company LLC, as purchaser(13)

10.10
Form of Pledge Agreement, dated as of July 15, 2020, by TriplePoint Private Venture Credit Inc. and TPVC Funding Company LLC in favor of Deutsche Bank AG, New York Branch, as facility agent, as facility agent(14)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.

(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.

(4)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.

(6)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.

(7)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.

(8)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.

(9)	Incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form 10 (File No. 000-56116) filed on June 9, 2020.

(10)	Incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form 10 (File No. 000-56116) filed on June 9, 2020.

(11)	Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form 10 (File No. 000-56116) filed on June 9, 2020.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.

(13)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.

(14)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.
(*)    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Private Venture Credit Inc.
Date: August 13, 2020	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

TriplePoint Private Venture Credit Inc.
Date: August 13, 2020	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)