Form 10-Q
period 2020-09-30
TriplePoint Private Venture Credit Inc.
filed 2020-11-13
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of November 13, 2020, the Registrant had 7,001,667 shares of common stock, $0.01 par value per share, outstanding.

TriplePoint Private Venture Credit Inc.
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Statement of Assets and Liabilities as of September 30, 2020 (unaudited)	1
	Consolidated Statement of Operations for the Three Months Ended September 30, 2020 (unaudited) and the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020 (unaudited)	2
	Consolidated Statement of Changes in Net Assets for the Three Months Ended September 30, 2020 (unaudited) and the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020 (unaudited)	3
	Consolidated Statement of Cash Flows for the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020 (unaudited)	4
	Consolidated Schedule of Investments as of September 30, 2020 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
	Signatures	39

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

September 30, 2020
(unaudited)
Assets
Investments at fair value (amortized cost of $104,529)	$105,404
Cash	31,529
Restricted cash	—
Deferred credit facility costs	1,341
Prepaid expenses and other assets	48
Total assets	$138,322

Liabilities
Revolving Credit Facility	$30,000
Base management fee payable	463
Dividend payable	16
Other accrued expenses and liabilities	1,535
Total liabilities	$32,014
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 7,001,667 shares issued and outstanding)	70
Paid-in capital in excess of par value	103,528
Total distributable earnings	2,710
Total net assets	$106,308
Total liabilities and net assets	$138,322

Net asset value per common share	$15.11

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30, 2020	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Investment income
Interest income from investments	$3,115	$4,203

Operating expenses
Base management fee	463	639
Interest expense and amortization of fees	1,112	1,112
Administration agreement expenses	132	221
General and administrative expenses	314	465
Operating expenses before management fee waiver	2,021	2,437
Management fee waiver	—	(176)
Total operating expenses net of management fee waiver	2,021	2,261

Net investment income	1,094	1,942

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	35	41
Net change in unrealized gains (losses) on investments	645	875
Net realized and unrealized gains (losses)	680	916

Net increase (decrease) in net assets resulting from operations	$1,774	$2,858

Basic and diluted net investment income per common share	$0.15	$0.27
Basic and diluted net increase (decrease) in net assets per common share	$0.25	$0.40
Basic and diluted weighted average shares of common stock outstanding	7,001,667	7,001,667

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance at June 30, 2020	7,001,667	$70	525	$—	$103,498	$951	$104,519
Offering costs	—	—	—	—	30	—	30
Preferred stock distributions from net investment income	—	—	—	—	—	(15)	(15)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	1,774	1,774
Balance at September 30, 2020	7,001,667	$70	525	$—	$103,528	$2,710	$106,308

Balance at May 27, 2020 (Commencement of Operations)	—	$—	—	$—	$25	$(95)	$(70)
Issuance of common stock	7,001,667	70	—	—	104,930	—	105,000
Issuance of preferred stock	—	—	525	—	525	—	525
Offering costs	—	—	—	—	(1,952)	—	(1,952)
Preferred stock distributions from net investment income	—	—	—	—	—	(53)	(53)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	2,858	2,858
Balance at September 30, 2020	7,001,667	$70	525	$—	$103,528	$2,710	$106,308

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands)

For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$2,858
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(104,919)
Principal payments and proceeds from investments	1,309
Net change in unrealized (gains) losses on investments	(875)
Accretion of debt investment fees	(919)
Organizational costs	(95)
Amortization of debt fees and issuance costs	76
Change in operating assets and liabilities:
Prepaid expenses and other assets	(48)
Base management fee payable	463
Other accrued expenses and liabilities	1,535
Net cash (used in) provided by operating activities	(100,615)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	30,000
Repayments under revolving credit facility	—
Preferred stock distributions paid	(37)
Deferred credit facility costs	(1,417)
Offering costs	(1,952)
Proceeds from issuance of common stock	105,000
Proceeds from issuance of preferred stock	525
Net cash provided by (used in) financing activities	132,119
Net change in cash	31,504
Cash at beginning of period	25
Cash at end of period	$31,529

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$700

September 30, 2020
Cash	$31,529
Restricted cash	—
Total cash and restricted cash shown in the statement of cash flows	$31,529

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Astranis Space Technologies Corp.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.75% EOT payment)	5/27/2020	$3,250	$3,237	$3,237	4/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.75% EOT payment)	5/27/2020	1,750	1,730	1,730	7/31/2023
Total Aerospace and Defense - 4.67%*			5,000	4,967	4,967

Buildings and Property
Breather Products US Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.75% floor, 4.50% EOT payment)	5/27/2020	2,865	2,851	2,840	7/31/2022
Total Buildings and Property - 2.67%*			2,865	2,851	2,840

Communication Software
Hiya, Inc.	Growth Capital Loan (10.75% interest rate, 8.00% EOT payment)	5/27/2020	1,500	1,512	1,521	4/30/2022
Total Communication Software - 1.43%*			1,500	1,512	1,521

Computer Hardware
Swift Navigation, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.25% floor, 4.25% EOT payment)(2)	8/7/2020	500	486	486	8/31/2023
Total Computer Hardware - 0.46%*			500	486	486

Consumer Finance
Upgrade, Inc.	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	5/27/2020	4,000	4,241	4,241	1/31/2023
Total Consumer Finance - 3.99%*			4,000	4,241	4,241

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	1,139	1,208	1,289	1/31/2022
	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	402	424	452	2/28/2022
	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	2,117	2,225	2,374	3/31/2022
Total Cultivation - 3.87%*			3,658	3,857	4,115

E-Commerce - Clothing and Accessories
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)(2)	9/30/2020	7,500	7,289	7,289	3/31/2024
Total E-Commerce - Clothing and Accessories - 6.86%*			7,500	7,289	7,289

Financial Software
Lon Inc.	Growth Capital Loan (12.75% interest rate)	5/27/2020	5,000	4,760	4,760	11/30/2022
	Growth Capital Loan (12.75% interest rate)	5/27/2020	2,500	2,380	2,380	11/30/2022
Total Financial Software - 6.72%*			7,500	7,140	7,140

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Food Products
Feast Kitchen ApS(1)(3)	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 10.00% EOT payment)	5/27/2020	$1,628	$1,667	$1,667	6/30/2023
Freshly Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 11.75% floor, 5.00% EOT payment)	5/27/2020	4,000	4,050	4,018	10/31/2022
	Growth Capital Loan (Prime + 4.50% interest rate, 9.75% floor, 6.75% EOT payment)	5/27/2020	2,000	2,027	2,015	12/31/2022
	Growth Capital Loan (Prime + 6.00% interest rate, 11.25% floor, 6.50% EOT payment)	5/27/2020	2,000	2,027	2,014	6/30/2022
	Growth Capital Loan (Prime + 4.50% interest rate, 9.75% floor, 6.75% EOT payment)	5/27/2020	2,000	1,968	1,955	3/31/2023
			10,000	10,072	10,002
Total Food Products - 10.98%*			11,628	11,739	11,669

Home Furnishings
Feather Home Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 9.50% floor, 7.00% EOT payment)	5/27/2020	2,500	2,518	2,518	3/31/2022
Total Home Furnishings - 2.37%*			2,500	2,518	2,518

Household Products
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)	5/27/2020	6,750	6,873	6,839	4/30/2021
	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)	5/27/2020	2,333	2,376	2,364	4/30/2021
Total Household Products - 8.66%*			9,083	9,249	9,203

Information Services (B2C)
Cleo AI Ltd(1)(3)	Growth Capital Loan (9.50% interest rate, 8.00% EOT payment)	5/27/2020	796	818	821	6/30/2022
Total Information Services (B2C) - 0.77%*			796	818	821

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,008	5,158	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,504	2,579	10/31/2023
	Convertible Note (5.00% interest rate)(2)	8/11/2020	75	75	74	2/11/2023
Total Infrastructure - 7.35%*			7,575	7,587	7,811

Life and Health Insurance
Beam Technologies Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 8.25% floor, 5.50% EOT payment)	5/27/2020	4,000	4,018	4,018	10/31/2021
Total Life and Health Insurance - 3.78%*			4,000	4,018	4,018

Logistics
Passport Labs, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/27/2020	5,000	5,076	5,285	5/31/2024
Total Logistics - 4.97%*			5,000	5,076	5,285

Network Management Software
Callsign, Inc.(1)(3)	Growth Capital Loan (Prime + 4.00% interest rate, 9.50% floor, 6.50% EOT payment)	5/27/2020	5,000	5,042	5,064	7/31/2022
Total Network Management Software - 4.76%*			5,000	5,042	5,064

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 8.25% floor, 5.75% EOT payment)	5/27/2020	$2,500	$2,547	$2,547	2/28/2022
	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 7.25% EOT payment)	5/27/2020	5,000	4,963	4,963	4/30/2023
			7,500	7,510	7,510
Mynd Management, Inc.	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,500	2,500	2,500	11/30/2022
	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,500	2,500	2,500	11/30/2022
	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,500	2,495	2,495	12/31/2022
			7,500	7,495	7,495
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	1,925	1,925	3/31/2023
Total Real Estate Services - 15.93%*			17,000	16,930	16,930

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	5/27/2020	5,000	5,084	5,125	9/30/2023
Total Social/Platform Software - 4.82%*			5,000	5,084	5,125

Total Debt Investments - 95.05%*			$100,105	$100,404	$101,043

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Warrant Investments(7)(8)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock	5/27/2020	70,959	$95	$95
Total Aerospace and Defense - 0.09%*			70,959	95	95

Buildings and Property
Breather Products US Inc.	Preferred Stock	5/27/2020	39,457	12	12
Total Buildings and Property - 0.01%*			39,457	12	12

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	2,898	10	10
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
Total Business Applications Software - 0.11%*			24,688	112	112

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	74	74
Total Business to Business Marketplace - 0.07%*			23,576	74	74

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.01%*			17,003	6	6

Communication Software
Hiya, Inc.	Preferred Stock	5/27/2020	115,073	54	54
Total Communication Software - 0.05%*			115,073	54	54

Computer Hardware
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	62,874	77	77
Total Computer Hardware - 0.07%*			62,874	77	77

Consumer Finance
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	723	12	12
Upgrade, Inc.	Preferred Stock	5/27/2020	136,869	44	36
Total Consumer Finance - 0.05%*			137,592	56	48

Consumer Products and Services
Clutter Inc.	Preferred Stock(2)	9/30/2020	3,275	23	23
Total Consumer Products and Services - 0.02%*			3,275	23	23

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	5/27/2020	1,278	1,223	1,482
Total Cultivation - 1.39%*			1,278	1,223	1,482

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	11	11
Total Database Software - 0.01%*			3,789	11	11

E-Commerce - Clothing and Accessories
Minted, Inc.	Preferred Stock(2)	9/30/2020	22,277	136	136
Total E-Commerce - Clothing and Accessories - 0.13%*			22,277	136	136

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	$50	$50
Total Elder and Disabled Care - 0.05%*			130,618	50	50

Financial Software
Lon Inc.	Common Stock	5/27/2020	180,531	452	452
Total Financial Software - 0.43%*			180,531	452	452

Food Products
Feast Kitchen Inc.(1)(3)	Preferred Stock	5/27/2020	29,145	127	127
	Preferred Stock(2)	9/14/2020	4,413	18	18
			33,558	145	145
Freshly Inc.	Preferred Stock	5/27/2020	20,867	81	81
	Preferred Stock	5/27/2020	71,821	427	427
			92,688	508	508
Total Food Products - 0.61%*			126,246	653	653

Healthcare Technology Systems
Capsule Corp.	Preferred Stock(2)	5/27/2020	22,504	58	58
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	19
Total Healthcare Technology Systems - 0.07%*			34,511	77	77

Home Furnishings
Feather Home Inc.	Preferred Stock	5/27/2020	33,910	77	77
Total Home Furnishings - 0.07%*			33,910	77	77

Household Products
Grove Collaborative, Inc.	Preferred Stock	5/27/2020	33,038	73	71
Total Household Products - 0.07%*			33,038	73	71

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	36	36
Total Human Capital Services - 0.03%*			69,577	36	36

Information Services (B2C)
Cleo AI Ltd(1)(3)	Preferred Stock	5/27/2020	41,041	82	85
Total Information Services (B2C) - 0.08%*			41,041	82	85

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	61	26
Total Infrastructure - 0.02%*			2,775	61	26

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock	5/27/2020	5,344	57	57
Total Life and Health Insurance - 0.05%*			5,344	57	57

Logistics
Passport Labs, Inc.	Common Stock	5/27/2020	2,102	51	51
Total Logistics - 0.05%*			2,102	51	51

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock	5/27/2020	21,604	$180	$180
Total Network Management Software - 0.17%*			21,604	180	180

Real Estate Services
Common Living Inc.	Preferred Stock	5/27/2020	729,380	156	175
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	83
Side, Inc.	Preferred Stock	7/29/2020	57,201	45	45
Total Real Estate Services - 0.29%*			830,053	284	303

Social/Platform Software
ClassPass Inc.	Preferred Stock	5/27/2020	14,085	43	43
Total Social/Platform Software - 0.04%*			14,085	43	43

Total Warrant Investments - 4.04%*				$4,055	$4,291

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$70
Total Business Applications Software - 0.07%*			9,016	70	70

Total Equity Investments - 0.07%*				$70	$70

Total Investments in Portfolio Companies - 99.15%*(4)				$104,529	$105,404

Total Investments - 99.15%*(5)				$104,529	$105,404
_______________

(1)
Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2020, non-qualifying assets represented 15.6% of the Company’s total assets, at fair value.

(2)	As of September 30, 2020, this investment was not pledged as collateral as part of the Company’s revolving credit facility.

(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4)
The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(5)	All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).

(6)
Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $1.1 million, $0.2 million and $0.9 million, respectively, for the September 30, 2020 investment portfolio. The tax cost of investments is $104.5 million.

(7)	Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.

(8)	Non-income producing investments.

(9)	Acquisition date represents the date of the investment in the portfolio investment.

*	Value as a percentage of net assets.

Notes applicable to the investments presented in the foregoing table:

•	No investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing tables:

•
Interest rate is the annual interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.

•
For each debt investment tied to the Prime rate (“Prime”) as of September 30, 2020, Prime was 3.25%. As of September 30, 2020, a majority of the debt investments (approximately 70.0%, or $70.1 million in principal balance) in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%.

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

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Note 1. Organization
TriplePoint Global Venture Credit, LLC was formed on October 2, 2019 as a Maryland limited liability company. On May 27, 2020, TriplePoint Global Venture Credit, LLC changed its name to TriplePoint Private Venture Credit Inc. (the “Company”) in connection with its conversion from a Maryland limited liability company to a Maryland corporation and the commencement of its investment operations. The Company is structured as an externally-managed non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. As a BDC, the Company expects to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
Organization and Offering Costs
Organization costs include costs relating to the formation and incorporation of the business and are expensed as incurred. The Company did not incur any organizational costs during the period ended September 30, 2020. Offering costs include legal fees and other costs pertaining to the registration statement and the costs are offset against capital proceeds from the initial offering during the period in which they are incurred.
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
Non-accrual Loans
A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are probable to remain current. As of September 30, 2020, there were no loans within the Company’s portfolio that were on non-accrual status.
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
The table below shows the base management and incentive fees accrued during the period. Base management and incentive fees are paid in the quarter following that in which they are earned. The Adviser voluntarily waived the full $176,000 in base management fees accrued for the period from the Company’s commencement of operations to June 30, 2020.

Base Management and Incentive Fees (in thousands)	For the Three Months Ended September 30, 2020	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Base management fee	$463	$639
Management fee waiver	$—	$(176)
Income incentive fee	$—	$—
Capital gains incentive fee	$—	$—
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
For three months ended September 30, 2020, and for the period from May 27, 2020 (Commencement of Operations) to September 30, 2020, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.1 million and $0.2 million, respectively.
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
Investment Valuation
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of September 30, 2020. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	September 30, 2020
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$101,043	$101,043
Warrant investments	—	—	4,291	4,291
Equity investments	—	—	70	70
Total investments	$—	$—	$105,404	$105,404
The following table shows information about Level 3 investments measured at fair value for the period from May 27, 2020 (Commencement of Operations) to September 30, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of May 27, 2020 (Commencement of Operations)	$—	$—	$—	$—
Funding and purchases of investments, at cost	100,794	4,055	70	104,919
Principal payments and sale proceeds received from investments	(1,309)	—	—	(1,309)
Amortization and accretion of premiums and discounts, net and end-of term payments	919	—	—	919
Net change in unrealized gains (losses) included in earnings	639	236	—	875
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of September 30, 2020	$101,043	$4,291	$70	$105,404

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2020	$639	$236	$—	$875
_______________

(1)	Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the period from May 27, 2020 (Commencement of Operations) to September 30, 2020.
Realized gains and losses are included in net realized gains (losses) on investments in the consolidated statement of operations.
Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statement of operations.
Net change in unrealized gains during the three months ended September 30, 2020 was $0.6 million, resulting primarily from market rate adjustments. Net change in unrealized gains during the period from May 27, 2020 (Commencement of Operations) to September 30, 2020 was $0.9 million, resulting primarily from market rate adjustments.
The following table shows a summary of quantitative information about the Level 3 fair value measurements of investments as of September 30, 2020. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	September 30, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$101,043	Discounted Cash Flows	Discount Rate	5.51% - 19.76%	14.67%
Warrant investments	4,291	Black Scholes Option Pricing Model	Revenue Multiples	0.95x - 56.90x	9.34x
			Volatility	55.00% - 80.00%	66.95%
			Term	2.50 - 6.50 Years	2.90 Years
			Risk Free Rate	0.17% - 0.41%	0.31%
Equity investments	70	Black Scholes Option Pricing Model	Volatility	55.00% - 65.00%	60.00%
			Term	3.00 - 4.00 Years	3.50 Years
			Risk Free Rate	0.18% - 0.27%	0.22%
Total investments	$105,404

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
As of September 30, 2020, the Company had no delinquencies and no credit losses on any of its debt investments.
Note 6. Borrowings
The following table shows the Company's outstanding debt as of September 30, 2020:

Liability (in thousands)	September 30, 2020
	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	$30,000	$220,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended September 30, 2020	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Revolving Credit Facility
Interest cost	$138	$138
Unused fee	888	888
Amortization of costs and other fees	86	86
Revolving Credit Facility Total	$1,112	$1,112

Total interest expense and amortization of fees	$1,112	$1,112
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a $150 million secured revolving credit facility with Deutsche Bank AG, New York Branch (“Deutsche Bank”) pursuant to a Receivables Financing Agreement (together with the exhibits and schedules thereto, the “Receivables Financing Agreement” and the secured revolving credit facility thereunder, the “Credit Facility”), by and among the Financing Subsidiary the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank, as the facility agent (the “Facility Agent”), Deutsche Bank and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, U.S. Bank National Association, as custodian, and Vervent Inc., as backup collateral manager. In September 2020, the Company amended the Credit Facility to (i) increase its total commitments from $150 million to $250 million and (ii) add two new lenders, KeyBank National Association and TIAA, FSB.
The Credit Facility also includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
The revolving period under the Credit Facility is scheduled to expire on July 15, 2021, provided that the revolving period may be extended with the consent of the lenders and may also terminate early if an event of default or other adverse events, specified in the Receivables Financing Agreement, occur. The maturity date for the Credit Facility is scheduled to occur two years after the termination of the revolving period, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 50% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations, availability blocks and other restrictions set forth in the Receivables Financing Agreement. The advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the lender’s cost of funds rate, which is a floating rate based on certain indices, and is subject to certain minimum principal utilization amounts during the revolving period. The applicable margin is equal to 3.50% during the revolving period and increases to 4.50% during the amortization period.
As of September 30, 2020, the Company had outstanding borrowings under the Credit Facility of $30.0 million, excluding deferred credit facility costs of $1.3 million, which are included as assets in the Company’s consolidated statement of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date. During the period from July 15, 2020 to September 30, 2020, the Company had average outstanding borrowings under the Credit Facility of $13.1 million at a weighted average interest rate of 4.00%. As of September 30, 2020, $96.9 million of the Company’s assets were pledged for borrowings under the Credit Facility.
Note 7. Commitments and Contingencies
Commitments
On May 27, 2020, in conjunction with the Company’s purchase of its initial portfolio of assets, the Company assumed unfunded obligations of $24.5 million. As of September 30, 2020, the Company’s unfunded commitments totaled $48.3 million to 13 portfolio companies, of which $7.0 million was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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
The table below shows the Company’s unfunded commitments by portfolio company as of September 30, 2020:

	September 30, 2020
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Material Technologies Corporation	$10,000	$124
Clutter Inc.	8,000	83
Capsule Corp.	5,000	—
Curology, Inc.	5,000	—
Eightfold AI Inc.	5,000	—
Honor Technology, Inc.	4,500	—
Narvar, Inc.	3,750	121
Hello Digit, Inc.	2,500	18
Swift Navigation, Inc.	2,000	86
Dialpad, Inc.	1,000	35
Dumpling, Inc.	500	11
Feast Kitchen Inc.	500	27
Side, Inc.	500	—
Total	$48,250	$505
_______________

(1)	Does not include $15.3 million backlog of potential future commitments as of September 30, 2020. Refer to the “Backlog of Potential Future Commitments” below.
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
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three months ended September 30, 2020 and the period from May 27, 2020 (Commencement of Operations) to September 30, 2020:

Commitments Activity (in thousands)	For the Three Months Ended September 30, 2020	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Unfunded commitments at beginning of period	$24,500	$—
New commitments(1)	54,075	78,575
Fundings	(10,075)	(10,075)
Expirations / Terminations	(5,000)	(5,000)
Unfunded commitments and backlog of potential future commitments at end of period	$63,500	$63,500
Backlog of potential future commitments	15,250	15,250
Unfunded commitments at end of period	$48,250	$48,250
_______________

(1)	Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of September 30, 2020:

Unfunded Commitments (in thousands)	September 30, 2020
Dependent on milestones	$7,000
Expiring during:
2020	$12,500
2021	30,250
2022	5,500
Unfunded Commitments	$48,250
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of September 30, 2020, this backlog of potential future commitments totaled $15.3 million.

Note 8. Financial Highlights
The financial highlights shown below are for the period from May 27, 2020 (Commencement of Operations) to September 30, 2020:

Financial Highlights (in thousands, except share and per share data)	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Per Share Data(1)
Net asset value at beginning of period	$15.00
Changes in net asset value due to:
Net investment income	0.28
Net realized gains (losses) on investments	0.01
Net change in unrealized gains (losses) on investments	0.12
Distribution to preferred shareholders	(0.01)
Organizational costs	(0.01)
Offering costs	(0.28)
Net asset value at end of period	$15.11

Net investment income per common share	$0.27
Net increase (decrease) in net assets resulting from operations per common share	$0.40
Weighted average shares of common stock outstanding for period	7,001,667
Shares of common stock outstanding at end of period	7,001,667

Ratios / Supplemental Data(2)
Net asset value at end of period	$106,308
Average net asset value	$104,952
Total return based on net asset value per share(3)	0.7%
Net investment income to average net asset value(4)(5)	5.3%
Net increase (decrease) in net assets to average net asset value(4)(5)	7.8%
Ratio of expenses to average net asset value(4)(5)	6.2%
Operating expenses excluding incentive fees to average net asset value(4)(5)	6.2%
Income incentive fees to average net asset value(4)(5)	—%
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

(5)
For the period from May 27, 2020 (Commencement of Operations) to September 30, 2020, excluding the management fee waiver, the ratios of net investment income, net increase in net assets, ratio of expenses, operating expenses excluding incentive fees, and income incentive fees to average net asset value were 4.8%, 7.3%, 6.7%, 6.7% and 0.0%, respectively.

The weighted average portfolio yield on total debt investments shown below is for the period from May 27, 2020 (Commencement of Operations) to September 30, 2020:

Ratios (Percentages, on an annualized basis)(1)	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Weighted average portfolio yield on total debt investments(2)	13.4%
Coupon income	10.2%
Accretion of discount	0.2%
Accretion of end-of-term payments	3.0%
Impact of prepayments during the period	—%
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

Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per share for the three months ended September 30, 2020 and the period from May 27, 2020 (Commencement of Operations) to September 30, 2020:

Basic and Diluted Share Information (in thousands, except share and per share data)	For the Three Months Ended September 30, 2020	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Net investment income	$1,094	$1,942
Net increase (decrease) in net assets resulting from operations	$1,774	$2,858
Basic and diluted weighted average shares of common stock outstanding	7,001,667	7,001,667
Basic and diluted net investment income per share of common stock	$0.15	$0.27
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.25	$0.40
Note 10.    Equity
Since May 27, 2020 (Commencement of Operations) through September 30, 2020, the Company has issued 7,001,667 shares of common stock at a price of $15.00 per share through a private placement offering resulting in gross proceeds to the Company of $105.0 million. The Company had 7,001,667 shares of common stock outstanding as of September 30, 2020. As of September 30, 2020, the Company has received capital commitments totaling $322.0 million, of which $217.0 million remains available.
On May 27, 2020, the Company sold 525 shares of the Company’s Series A preferred stock at a price of $1,000.00 per share, resulting in gross proceeds to the Company of $525,000. Series A preferred stock is senior to all other classes and series of common stock and will rank on parity with any other class or series of preferred stock, whether such class or series is created in the future. Series A preferred stock is subject to redemption at any time by notice of such redemption on a date selected by the Company. Shares of preferred stock are entitled to a liquidation preference of $1,000.00 per share (the “Liquidation Value”), plus any accrued but unpaid dividends and any applicable redemption premium. Dividends on each share of Series A preferred stock are payable semiannually on June 30 and December 31 of each year and accrue at a rate of 12.0% per annum on the Liquidation Value thereof plus all accumulated and unpaid dividends thereon. Holders of the shares of Series A preferred stock will not participate in any appreciation in the value of the Company. The Company had 525 shares of preferred stock outstanding as of September 30, 2020.
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
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statement of operations during the period from May 27, 2020 (Commencement of Operations) to September 30, 2020. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Subsequent Events
Dividends
On November 12, 2020, the Board declared a $0.15 per share regular quarterly distribution, payable on November 20, 2020 to stockholders of record on November 13, 2020.
Recent Portfolio Activity
From October 1, 2020 through November 12, 2020, the Company closed $23.8 million of additional debt commitments, funded $10.5 million in new investments and received $10.0 million of principal prepayments.

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

•
the risks, uncertainties and other factors we identified under “Risk Factors” in our registration statement on Form 10 that we filed with the SEC on June 9, 2020, in our quarterly reports on Form 10-Q, including this report, and in our other filings with the SEC that we make from time to time.

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
Due to the ongoing adverse effects of the COVID-19 pandemic, we expect that certain of our portfolio companies will experience financial distress and, depending on the duration of the COVID-19 pandemic and the extent of its disruption to operations, certain of our portfolio companies may default on their financial obligations to us and their other capital providers. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. The effects of the COVID-19 pandemic have impeded, and may continue to impede, the ability of certain of our portfolio companies to raise additional capital and/or pursue asset sales or otherwise execute strategic transactions, which could have a material adverse effect on the valuation of our investments in such companies. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Some of our portfolio companies have already taken steps to significantly reduce, modify, or alter business strategies and operations, and we expect that additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis. In addition, due to the completion of equity rounds by certain portfolio companies at lower valuations than rounds completed prior to the onset of the effects of the COVID-19 pandemic, we may experience unrealized depreciation on certain of our warrant and equity investments despite the relevant companies’ ability to mitigate disruptions on their business strategies and operations. There can be no assurance that future equity rounds completed by our portfolio companies will be at levels greater than or equal to previous rounds, which may result in net unrealized depreciation on our warrant and equity portfolio in future periods.
As of September 30, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. The Credit Facility also includes certain covenants, including without limitation, a covenant requiring 150% asset coverage in accordance with the 1940 Act. Any significant aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or otherwise triggering an event of default under the relevant borrowing arrangement. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q for more information. As of September 30, 2020, we were in compliance with the asset coverage requirements under the 1940 Act. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate further or for a prolonged period of time.
We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, it could have a material adverse impact for a prolonged period of time on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies. See “Risk Factors” in this Quarterly Report on Form 10-Q for more information.
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

The following table shows information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of September 30, 2020:

	September 30, 2020
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$100,404	$101,043	$639	34	21
Warrant investments	4,055	4,291	$236	34	32
Equity investments	70	70	$—	1	1
Total Investments in Portfolio Companies	$104,529	$105,404	$875	69	32	(1)
_______________
(1)Represents non-duplicative number of companies.
The following table shows the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2020:

	September 30, 2020
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Real Estate Services	$17,233	16.3%
Food Products	12,322	11.7
Household Products	9,274	8.8
Infrastructure	7,837	7.4
Financial Software	7,592	7.2
E-Commerce - Clothing and Accessories	7,425	7.0
Cultivation	5,597	5.3
Logistics	5,336	5.1
Network Management Software	5,244	5.0
Social/Platform Software	5,168	4.9
Aerospace and Defense	5,062	4.8
Consumer Finance	4,289	4.1
Life and Health Insurance	4,075	3.9
Buildings and Property	2,852	2.7
Home Furnishings	2,595	2.5
Communication Software	1,575	1.5
Information Services (B2C)	906	0.9
Computer Hardware	563	0.5
Business Applications Software	182	0.2
Healthcare Technology Systems	77	0.1
Business to Business Marketplace	74	0.1
Elder and Disabled Care	50	*
Human Capital Services	36	*
Consumer Products and Services	23	*
Database Software	11	*
Commercial Services	6	*
Total portfolio company investments	$105,404	100.0%
_______________

*	Amount represents less than 0.05% of the total portfolio investments.
The following table shows the financing product type of our debt investments as of September 30, 2020:

	September 30, 2020
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$100,969	99.9%
Convertible notes	74	0.1
Total debt investments	$101,043	100.0%

Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 24.4% of our debt investments at fair value as of September 30, 2020.
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
The following table shows the total portfolio investment activity for the three months ended September 30, 2020 and the period from May 27, 2020 (Commencement of Operations) to September 30, 2020:

(in thousands)	For the Three Months Ended September 30, 2020	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Beginning portfolio at fair value	$94,797	$—
New debt investments, net(1)	9,773	100,794
Scheduled principal amortization	(1,043)	(1,309)
Accretion of debt investment fees	658	919
New warrant investments	504	4,055
New equity investments	70	70
Net unrealized gains (losses) on investments	645	875
Ending portfolio at fair value	$105,404	$105,404
_______________
(1)Net of fees and discounts applied to the loan at origination.
As of September 30, 2020, our unfunded commitments to 13 companies totaled $48.3 million. During the three months ended September 30, 2020 and the period from May 27, 2020 (Commencement of Operations) to September 30, 2020, $5.0 million and $5.0 million, respectively, of unfunded commitments expired or were terminated.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of September 30, 2020:

Unfunded Commitments (in thousands)	September 30, 2020
Dependent on milestones	$7,000
Expiring during:
2020	$12,500
2021	30,250
2022	5,500
Total	$48,250
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

The following table shows the debt commitments and fundings of debt investments (principal balance) for the three months ended September 30, 2020 and the period from May 27, 2020 (Commencement of Operations) to September 30, 2020:

Commitments and Fundings (in thousands)	For the Three Months Ended September 30, 2020	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Debt Commitments
New portfolio companies	$53,500	$78,575
Existing portfolio companies	575	—
Total(1)	$54,075	$78,575

Funded Debt Investments	$10,075	$101,413

Equity Investments	$70	$70
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2020, this backlog of potential future commitments totaled $15.3 million.
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

Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of September 30, 2020:

	September 30, 2020
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$22,531	22.3%	5
White (2)	78,512	77.7	16
Yellow (3)	—	—	—
Orange (4)	—	—	—
Red (5)	—	—	—
	$101,043	100.0%	21
As of September 30, 2020, the weighted average investment ranking of our debt investment portfolio was 1.78.

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
For three months ended September 30, 2020, our net increase in net assets resulting from operations was $1.8 million, which was comprised of $1.1 million of net investment income and $0.7 million of net realized and unrealized gains. On a per share basis for three months ended September 30, 2020, net investment income was $0.15 per share and the net increase in net assets from operations was $0.25 per share.
For the period from May 27, 2020 (Commencement of Operations) to September 30, 2020, our net increase in net assets resulting from operations was $2.9 million, which was comprised of $1.9 million of net investment income and $0.9 million of net realized and unrealized gains. On a per share basis for the period from May 27, 2020 (Commencement of Operations) to September 30, 2020, net investment income was $0.27 per share and the net increase in net assets from operations was $0.40 per share.
Investment Income
Total investment and other income for three months ended September 30, 2020, and for the period from May 27, 2020 (Commencement of Operations) to September 30, 2020, was $3.1 million and $4.2 million, respectively.
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
Total operating expenses for three months ended September 30, 2020 were $2.0 million. Total operating expenses for the period from May 27, 2020 (Commencement of Operations) to September 30, 2020 were $2.3 million net of the management fee waiver.
Base management fees totaled $0.5 million for three months ended September 30, 2020. Base management fees totaled $0.6 million for the period from May 27, 2020 (Commencement of Operations) to September 30, 2020, of which $0.2 million was voluntarily waived by the Adviser.
There was no income incentive fees or capital gains incentive fees for the three months ended September 30, 2020 or for the period from May 27, 2020 (Commencement of Operations) to September 30, 2020.
Administration agreement and general and administrative expenses for the three months ended September 30, 2020, and for the period from May 27, 2020 (Commencement of Operations) to September 30, 2020, totaled $0.4 million and $0.7 million, respectively, which is net of $0.1 million the Administrator voluntarily waived under the Administration Agreement for the three months ended September 30, 2020.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in net realized gains (losses) on investments in the consolidated statement of operations.
Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statement of operations.
Net change in realized and unrealized gains during the three months ended September 30, 2020 was $0.7 million, resulting primarily from market rate adjustments. Net change in realized and unrealized gains during the period from May 27, 2020 (Commencement of Operations) to September 30, 2020 was $0.9 million, resulting primarily from market rate adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the three months ended September 30, 2020, and from the period from May 27, 2020 (Commencement of Operations) to September 30, 2020, interest income totaled $3.1 million and $4.2 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 13.5% and 13.4%, respectively.
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
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended September 30, 2020	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Weighted average annualized portfolio yield on total debt investments(2)	13.5%	13.4%
Coupon income	10.3%	10.2%
Accretion of discount	0.2%	0.2%
Accretion of end-of-term payments	3.0%	3.0%
Impact of prepayments during the period	—%	—%
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
For the three months ended September 30, 2020, and from the period from May 27, 2020 (Commencement of Operations) to September 30, 2020, our total return per period based on the change in NAV was 1.7% and 0.7%, respectively.
The table below shows our return on average total assets and return on average NAV for the three months ended September 30, 2020, and from the period from May 27, 2020 (Commencement of Operations) to September 30, 2020:

Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	For the Three Months Ended September 30, 2020	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Net investment income	$1,094	$1,942
Net increase (decrease) in net assets	$1,774	$2,858

Average net asset value(2)	$105,265	$104,952
Average total assets(2)	$127,381	$121,157

Net investment income to average net asset value(3)	4.1%	5.3%
Net increase (decrease) in net assets to average net asset value(3)	6.7%	7.8%

Net investment income to average total assets(3)	3.4%	4.6%
Net increase (decrease) in net assets to average total assets(3)	5.5%	6.8%
_______________

(1)	NAV used in ratios represents NAV to common shareholders and excludes preferred shareholders’ equity.

(2)	The average net asset values and the average total assets are computed based on daily balances.

(3)	Percentage is presented on an annualized basis.
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
Cash Flows
During the period from May 27, 2020 (Commencement of Operations) to September 30, 2020, net cash used in operating activities, consisting primarily of fundings and purchases of investments, was $100.6 million, and net cash provided by financing activities was $132.1 million from proceeds received in connection with the issuance of common and preferred stock, as well as net borrowings under the Credit Facility of $30.0 million.
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility or the entry into additional subscription agreements with investors in a private placement providing for the issuance of additional shares of our common stock in exchange for capital contributions or the issuance of debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted. As of September 30, 2020, we have received capital commitments totaling $322.0 million, of which $217.0 million remains available.
Credit Facility
We have $250 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The revolving period under the Credit Facility expires on July 15, 2021 and the maturity date of the Credit Facility is scheduled for July 15, 2023. The advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the lender’s cost of funds rate, which is a floating rate based on certain indices. The applicable margin is equal to 3.50% during the revolving period and increases to 4.50% during the amortization period. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of September 30, 2020, we had outstanding borrowings of $30.0 million under the Credit Facility, excluding deferred credit facility costs of $1.3 million, which are included as assets in the consolidated statement of assets and liabilities. We had $220.0 million of remaining capacity on our Credit Facility as of September 30, 2020.
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock, of at least 150%. As of September 30, 2020, our asset coverage for total borrowings and other senior securities was 447%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of September 30, 2020:

Payments Due By Period (in thousands)	September 30, 2020
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$30,000	$—	$30,000	$—	$—
Off-Balance Sheet Arrangements
Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2020, our unfunded commitments totaled $48.3 million to 13 portfolio companies, of which $7.0 million was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences material adverse events that affect the financial condition or business outlook for the portfolio company.
The following table shows our unfunded commitments by portfolio company as of September 30, 2020:

Unfunded Commitments(1) (in thousands)	September 30, 2020
Material Technologies Corporation	$10,000
Clutter Inc.	8,000
Capsule Corp.	5,000
Curology, Inc.	5,000
Eightfold AI Inc.	5,000
Honor Technology, Inc.	4,500
Narvar, Inc.	3,750
Hello Digit, Inc.	2,500
Swift Navigation, Inc.	2,000
Dialpad, Inc.	1,000
Dumpling, Inc.	500
Feast Kitchen Inc.	500
Side, Inc.	500
Total	$48,250
_______________

(1)	Does not include $15.3 million backlog of potential future commitments as of September 30, 2020. Refer to the “Backlog of Potential Future Commitments” below.

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
Recent Developments
Dividends
On November 12, 2020, the Board declared a $0.15 per share regular quarterly distribution, payable on November 20, 2020 to stockholders of record on November 13, 2020.
Recent Portfolio Activity
From October 1, 2020 through November 12, 2020, we closed $23.8 million of additional debt commitments, funded $10.5 million in new investments and received $10.0 million of principal prepayments.

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
Interest Rate Risk
Interest rate sensitivity refers to the change in our earnings and in the relative values of our portfolio that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a change in market interest rates will not have a material adverse effect on our net investment income.
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
As of September 30, 2020, a majority of the debt investments (approximately 70.0%, or $70.1 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw.

As of September 30, 2020, our floating rate borrowings totaled $30.0 million. The following table shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2020 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$833	$(3,315)	$(2,482)
Up 200 basis points	$238	$(2,065)	$(1,827)
Up 100 basis points	$109	$(815)	$(706)
Up 50 basis points	$47	$(190)	$(143)
Down 50 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—
This analysis is indicative of the potential impact on our investment income as of September 30, 2020, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with borrowings under the Credit Facility and other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2020, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2020 to the risk factors previously disclosed in our registration statement on Form 10 that we filed with the SEC on June 9, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (filed with the SEC on August 13, 2020), which you should carefully consider and could materially affect our business, financial condition or operating results.

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

10.1
Form of Receivables Financing Agreement, dated as of July 15, 2020, among TPVC Funding Company LLC, TriplePoint Private Venture Credit Inc., individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, Deutsche Bank AG, New York Branch and MUFG Union Bank, N.A., as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, U.S. Bank National Association, as custodian, and Vervent Inc., as backup collateral manager(5)

10.2	Form of Receivables Sale and Contribution Agreement, dated as of July 15, 2020, between TriplePoint Private Venture Credit Inc., as seller, and TPVC Funding Company LLC, as purchaser(6)

10.3
Form of Pledge Agreement, dated as of July 15, 2020, by TriplePoint Private Venture Credit Inc. and TPVC Funding Company LLC in favor of Deutsche Bank AG, New York Branch, as facility agent, as facility agent(7)

10.4	Form of Omnibus Amendment to the Credit Facility, dated September 11, 2020(8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.

(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.

(4)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.

(6)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.

(7)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.

(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on September 15, 2020.
(*)    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Private Venture Credit Inc.
Date: November 13, 2020	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

TriplePoint Private Venture Credit Inc.
Date: November 13, 2020	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)