Form 10-K
period 2020-12-31
TriplePoint Private Venture Credit Inc.
filed 2021-03-12
CIK 1792509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________________________
Form 10-K
________________________________________________________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
________________________________________________________________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of June 30, 2020, there was no established public market for the Registrant’s common stock.
As of March 12, 2021, the Registrant had 7,503,014 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2021 annual meeting of stockholders (the “2021 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Form 10-K as indicated herein.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

PART I
In this Annual Report on Form 10-K, except where context suggests otherwise, the terms:
•“we,” “us” and “our” and the “Company” refer to TriplePoint Private Venture Credit Inc., a Maryland corporation, and its wholly owned subsidiaries;
•“Adviser” refers to TriplePoint Advisers LLC, a Delaware limited liability company, our investment adviser and a subsidiary of TPC;
•“Administrator” refers to TriplePoint Administrator LLC, a Delaware limited liability company, our administrator and a subsidiary of our Adviser;
•“Credit Facility” refers to our and the Financing Subsidiary’s secured revolving credit facility with the lenders and agents party thereto from time to time and Deutsche Bank AG, New York Branch, as facility agent, as amended or otherwise modified from time to time;
•“TPC” and “TriplePoint Capital” refers to TriplePoint Capital LLC, a Delaware limited liability company; and
•“Financing Subsidiary” refers to TPVC Funding Company LLC, a Maryland limited liability company and our wholly owned subsidiary.
Item 1.    Business
Overview
We were initially organized as a Maryland limited liability company named TriplePoint Global Venture Credit, LLC on October 2, 2019 and converted to a Maryland corporation named TriplePoint Private Venture Credit Inc. on May 27, 2020 in connection with our conversion from a Maryland limited liability company to a Maryland corporation and the commencement of our investment operations. We are structured as an externally-managed non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we expect to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Our investment objective is to maximize our total return to stockholders primarily in the form of current income from secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments to venture capital-backed companies. We are externally managed by the Adviser, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a wholly owned subsidiary of TriplePoint Capital. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring our investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between us and the Adviser (the “Advisory Agreement”), we pay the Adviser a base management fee and an incentive fee for its investment management services. We have also entered into an administration agreement with the Administrator, a wholly owned subsidiary of the Adviser, and pay fees and expenses for services provided.
We have two wholly owned subsidiaries: the Financing Subsidiary, which was established for utilizing the Company’s Credit Facility, and TPVC Investment LLC, which was established for holding certain of our investments in order to benefit from the tax treatment of these investments and create a tax structure that enables us to qualify for our RIC tax treatment. These subsidiaries are consolidated in our financial statements.
We were formed to capitalize on the strong worldwide demand from venture capital-backed companies for debt financing originated by the TriplePoint Capital global investment platform. We participate in and benefit from TriplePoint Capital’s multi-stage Lifespan Approach by lending to early, later, and venture growth stage companies focused in technology and other high growth industries that are backed by TriplePoint Capital’s select group of leading venture capital investors and generally have a global business strategy and products or services that appeal to customers and consumers worldwide. The Company generally views high growth industries as industries which experience a higher than average growth rate as compared to others as a result of demand for new products or services offered by companies in these industries. It is this demand and the potential global addressable market for their products or services that makes them attractive to venture capital investment and therefore attractive lending candidates for the Company. Our investment objective is to maximize our total return to shareholders primarily in the form of current income from our secured loans and, secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments.
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
We commenced our loan origination and investment activities contemporaneously on May 27, 2020, which was the first date on which shares of our common stock were purchased pursuant to a Drawdown Notice (defined below). We have conducted and continue to conduct private offerings of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us (a “Subscription Agreement”). Investors will be required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitments each time we deliver a notice to the investors (a “Drawdown Notice”). Prior to an Advanced Liquidity Event (as defined below), no investor who participated in our private offerings will be permitted to sell, assign, transfer or otherwise dispose of its shares of our common stock or Capital Commitment unless we provide our prior written consent and the transfer or other transaction is otherwise made in accordance with applicable law and the terms of the relevant Subscription Agreement.
Term
Unless our board of directors (the “Board” or the “Board of Directors”) (subject to any necessary stockholder approvals and applicable requirements of the 1940 Act) determines that it is in our best interest to effect an Advanced Liquidity Event (as defined below), we intend to begin an orderly liquidation of our remaining assets with an intent to distribute net proceeds and thereafter dissolve the Company within a reasonable period of time after the six-year anniversary of the date upon which the first closing of any Subscription Agreement occurred, which was December 19, 2019 (the “Initial Closing”); provided that the Board has the right, in its sole discretion, to extend the term of the Company for up to two consecutive one-year periods (the “Expiration Date”). However, if the Board determines that there has been a significant adverse change in our or our stockholders’ regulatory or tax treatment that, in its judgment, makes it inadvisable for the Company to continue in its present form, and the Board makes the determination to restructure or change the form of the Company to preserve (insofar as possible) the overall benefits previously enjoyed by our stockholders as a whole, or if the Board determines it appropriate (subject to any necessary stockholder approvals and applicable requirements of the 1940 Act), then the Board shall have the right to (a) cause the Company to change its form and/or jurisdiction of organization or (b) wind down and/or liquidate and dissolve the Company.
An Advanced Liquidity Event could include: (1) a listing of our shares of capital stock on a national securities exchange (a “listing”), including in connection with an initial public offering (an “IPO”), (2) a merger with another entity, including an affiliated company, subject to any limitations under the 1940 Act or (3) the sale of all or substantially all of our assets. At any time during or after the Investment Period (as defined below) and prior to the Expiration Date, we may participate in an Advanced Liquidity Event.
Upon our liquidation, dissolution or winding up, each share of our common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we pay or otherwise provide for all debts and other liabilities, including advisory fees under the Advisory Agreement, and subject to the preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. For the purposes of this paragraph, a merger or consolidation of the Company with or into any other corporation or other entity, or a sale or conveyance of all or any part of our property or assets, will not be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary.
If the Board determines that it is in our best interests to effect an Advanced Liquidity Event and such Advanced Liquidity Event will involve the receipt by our shareholders of securities of an entity listed or to be listed on a national securities exchange, then we will offer our investors the opportunity to either: (i) participate in the Advanced Liquidity Event or (ii) exchange their shares for interests of a newly formed entity (the “Liquidating Fund”) which will, among other things, seek to complete an orderly wind down and/or liquidation of such Liquidating Fund in the timeframe and with the extensions thereto as set forth immediately above; provided, however, in no event will an investor be obligated to exchange his, her or its shares for interests in the Liquidating Fund.
In order to effectuate these options, we expect that we would need to, among other things, transfer to the Liquidating Fund, in exchange for interests of the Liquidating Fund, a pro rata portion of our assets and liabilities attributable to the investors that have elected to invest in the Liquidating Fund (such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “Spin-Off transaction”). The Liquidating Fund will have management fees and incentive fees equal to or less than those of the Company.
We may exclude any investor from participating in the Spin-Off transaction if, in our reasonable discretion, there is a substantial likelihood that such investor’s exchange of shares at such time would cause such investor, the Company, the Liquidating Fund, the Adviser, any other investor or a portfolio company to (i) be in violation of, or noncompliance with, any law or regulation to which such entity is or would be subject, (ii) be deemed to hold “plan assets” for purposes of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or Section 4975 of the Code or (iii) engage in a non-exempt prohibited transaction under ERISA or Section 4975 of the Code or a non-exempt violation of any laws similar to the prohibited transaction provisions of ERISA or Section 4975 of the Code.
Because the Adviser would be managing each of the Company and the Liquidating Fund in connection with the Spin-Off transaction and the 1940 Act prohibits entities under common control from engaging in certain transactions, we will likely be required to obtain exemptive and/or no-action relief from the SEC to permit us to transfer assets to the Liquidating Fund, as well as with respect to other aspects relating to the Spin-Off transaction, including the calculation of the incentive fee to be paid by us in connection with the Spin-Off transaction. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we are unable to do so, then all shareholders would only have the option to participate in the Advanced Liquidity Event.

Upon termination of the period (the “Investment Period”) beginning on the date of the Initial Closing and ending on the earlier of (1) the completion of an Advanced Liquidity Event or (2) the fourth anniversary of the Initial Closing, each investor will be released from such investor’s obligation to fund any portion of such investor’s Capital Commitments for which such investor has not received a Drawdown Notice prior to the termination of the Investment Period, except that, until the Expiration Date (including any extension as described above) and prior to an Advanced Liquidity Event, stockholders will remain obligated to fund drawdowns to the extent necessary to (a) pay our expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Investment Period, (b) complete investments in any transactions for which there are binding written agreements as of the end of the Investment Period (including investments that are funded in phases), (c) fund amounts required to fund financing commitments entered into on or before the end of the Investment Period, and any amounts paid on exercise of warrants or to otherwise protect the value of existing investments (for example, follow-on debt or equity investments made to protect existing investments and/or pursuant to pay-to-play provisions in a portfolio company’s charter documents, or in a “down round” of equity to avoid dilution, or to take advantage of negotiated super-pro-rata rights under which the acceptability of a previous investment was augmented by the right to make a disproportionate follow-on investment) as needed prior to the Expiration Date (include any extension as described above), (d) fund obligations under any guarantee or indemnity made by us during the Investment Period, (e) as necessary for us to preserve our RIC status under Subchapter M of the Code and/or (e) fulfill obligations with respect to any “defaulted commitment” under the Subscription Agreements.
TriplePoint Capital, the Adviser, and the Administrator
TriplePoint Capital
TriplePoint Capital is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. TPC is headquartered on Sand Hill Road in Silicon Valley with regional offices currently located in New York City and Boston, and has a primary focus in technology and other high growth industries. We generally view high growth industries as industries which experience a higher than average growth rate as compared to others as a result of demand for new products or services offered by companies in these industries. These companies also generally have a global business strategy and products or services that appeal to customers and consumers worldwide. It is this demand and the potential global addressable market for their products or services that makes these industries and companies attractive to venture capital investment and therefore attractive lending candidates for us. TPC’s portfolio of venture capital-backed companies includes investments in widely recognized and industry-leading companies with global footprints around the world.
TPC’s global investment platform serves venture capital-backed companies backed by its select group of leading venture capital investors across all stages of development of a venture capital-backed company’s lifecycle with dedicated business segments focused on providing creative, flexible and customized debt financings and complementary services at each stage. TPC categorizes venture capital-backed companies into the following five lifecycle stages of development: seed, early, later, venture growth and public. For additional information on how we define each market stage, see “—Market Opportunities” below.
TPC utilizes a unique, relationship-based lending strategy that primarily targets companies funded by a select group of leading venture capital investors, which TPC refers to as the Lifespan Approach. Key elements of the Lifespan Approach include:
•establishing debt financing relationships with select venture capital-backed companies across all five lifecycle stages of development;
•working with TPC’s select group of leading venture capital investors to identify debt financing opportunities within their portfolio companies that we believe have established management teams, strong investor support, large market opportunities, innovative technology or intellectual property and sufficient cash on hand and equity backing to support a potential debt financing opportunity on attractive risk-adjusted terms;
•developing debt financing relationships as early as possible in a venture capital-backed company’s lifecycle in order to have a real-time understanding of the company’s capital needs and be in a strategic position to evaluate and capitalize on additional investment opportunities as the company matures;
•diligently monitoring the progress and ongoing creditworthiness of a borrower; and
•serving as a creative, flexible and dependable financing partner with a focus on efficiency, responsiveness and customer service.
Adviser
The Adviser serves as our investment advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and performing due diligence on our investments and monitoring our investment portfolio on an ongoing basis. For these services, we pay (i) a base management fee calculated as a percentage of our invested equity capital and (ii) an incentive fee based on our performance. For information regarding the Advisory Agreement, see “— Advisory Agreement” below.

The Adviser’s senior investment team is led by the Adviser’s co-founders, James P. Labe and Sajal K. Srivastava, who are highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and have developed long-standing relationships with, and have an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. Our Adviser’s co-founders have worked together for more than 20 years and its senior investment team includes professionals with extensive experience and backgrounds in technology and high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has an average of more than 19 years of relevant experience and an extensive network of industry contacts and venture capital relationships.
Administrator
The Administrator provides the administrative services necessary for us to operate pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”). See “—Administration Agreement” below for a discussion of the costs and expenses we reimburse to the Administrator for performing its obligations and providing personnel and facilities under the Administration Agreement.
Initial Investment Portfolio Acquisition
On May 27, 2020, prior to the time we elected to be regulated as a BDC, we acquired from TPC and certain of its subsidiaries, a select portfolio of investments originated through TPC consisting of funded debt investments, future funding obligations and warrants associated with both the funded debt investments and future funding obligations (the “Initial Portfolio”). See “Item 1A. Risk Factors– Risks and Potential Conflicts of Interest Related to the Initial Portfolio Transaction”. Using funds from the Capital Commitments to finance the purchase, we purchased the Initial Portfolio pursuant to the terms of a purchase and sale agreement by and between us, TPC, and other related parties. TPC employed the same underwriting criteria in originating the Initial Portfolio as the Adviser to utilizes to originate assets as described below in “—Investment Strategy,” “—Investment Structure” and “—Investment Evaluation and Approval.”
We paid an aggregate cash purchase price of $96.4 million for the Initial Portfolio, which was equal to the sum of the fair values of each investment in the Initial Portfolio. The valuation of the Initial Portfolio was approved by the Board in consultation with the Adviser and consideration of valuations performed by independent third-party valuation firms. For more information regarding the acquisition of the Initial Portfolio, please see Amendment No. 1 to our Registration Statement on Form 10, filed with the SEC on June 9, 2020.
Investment Strategy
Overview
Our investment objective is to maximize our total return to stockholders primarily in the form of current income from our secured loans and, secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments. We intend to leverage TPC’s global investment platform to directly originate loans to venture capital-backed companies primarily in the United States and on a limited basis, Europe, Israel, and Canada; and, under normal circumstances, our portfolio will hold investments in companies that are economically tied to at least three countries, including the United States. We will pursue our investment objective by relying on a core investment philosophy described as the “Four Rs.” The Four Rs stand for:
•Relationships—We seek to develop and maintain deep, longstanding and mutually beneficial relationships with TPC’s select group of leading venture capital investors, borrowers and entrepreneurs.
•Reputation—We seek to preserve and extend the strong reputation of TPC’s brand and franchise as a creative, flexible and dependable financing partner with a focus on efficiency, responsiveness and customer service when interacting with venture capital investors, borrowers and entrepreneurs and when originating, structuring, underwriting and monitoring our investments.
•References—We seek to make every venture capital investor, borrower and entrepreneur with whom we work a reference so that they not only work with us again but also encourage others to work with us. We believe that receiving referrals from TPC’s select group of leading venture capital investors, borrowers and entrepreneurs is a critical part of our investment origination process and differentiates us from other lenders.
•Returns—We believe that by focusing on relationships, reputation and references, in addition to utilizing our specialized and established credit and monitoring process, we generate attractive risk-adjusted returns over the long-term.
We invest primarily in (i) growth capital loans that have a secured collateral position and that are used by venture capital-backed companies to finance their continued expansion and growth, (ii) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission critical equipment, (iii) on a select basis, revolving loans that have a secured collateral position and that are used by venture capital-backed companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or equivalent and (iv) direct equity investments in venture capital-backed companies. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns. We also generally seek to invest no more than 5% of our total assets in equity investments.

Target Venture Capital-Backed Companies
We primarily target investment opportunities in companies that have received equity investment from venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally have many of the following characteristics:
•financing from a member of TPC’s select group of leading venture capital investors with whom TPC has an established history of providing secured loans alongside equity investments made by these venture capital investors;
•focused in technology or other high growth industries and targeting an industry segment or sub-sector with a large and/or growing market opportunity;
◦Technology—areas of focus include: big data and analytics, business services, cloud computing, communications, consumer, e-commerce, electronics, hardware, information services, information technology, internet and related businesses, financial services, financial technology, internet and media, marketplaces, media & content, networking, personal goods, security, semiconductors, software, software as a service, wireless communications and other technology related subsectors; and
◦Other High Growth Industries—areas of focus include sectors where our Adviser sees opportunities for innovation, globalization, demand and other drivers of change to create significant business opportunities for early, later and venture growth stage companies with cutting edge technology, differentiated value propositions and sustainable competitive advantages;
•unique and/or potentially disruptive primary technology that is under development for early stage companies, and complete or near completion for later and venture growth stage companies. A disruptive technology is one that displaces an established technology and shakes up the industry or a ground-breaking product that creates a completely new industry;
•the potential for meaningful customer sales, existing revenues, or the potential for meaningful customer revenues and a strong outlook for potential or continued rapid revenue growth;
•leadership position in its market (or the potential to establish a leadership position) with potential and/or defensible barriers to entry;
•an experienced senior management team with a successful track record;
•support from existing venture capital investors in the form of meaningful invested equity capital relative to our investment amount and/or reserved capital or willingness to invest additional capital as needed;
•strong likelihood of raising additional equity capital or achieving an exit in the form of an initial public offering or sale based on the determination of our Adviser and its investment experience and history of investing in venture capital-backed companies;
•the potential for or the existence of differentiated products, unique technology, proprietary intellectual property, and/or positive clinical results that may have intrinsic value on a standalone and/or liquidation basis;
•meaningful enterprise value or the potential for meaningful growth in enterprise value relative to the size of our investment as indicated by a recent or near-term equity round valuation or as determined by a third-party with, in the Advisor’s senior investment team’s opinion, the potential for upside;
•a balanced current financial condition typically with 3-12 months or more of operating cash runway based on its projected cash burn and/or a path to profitability typically over a three to five year period or more from the date of our investment; and
•upcoming strategic and potential enterprise valuation-accreting business milestones that our investment can help provide operating cash runway for the company to achieve.
As a matter of practice, the evaluation of these criteria and characteristics, including the meaningful nature thereof, will involve subjective judgments and determinations by our Adviser, drawing upon its prior investment experience.
Market Opportunities
We believe that the current and near-term global market environment is favorable for us to pursue an investment strategy focused primarily in venture capital-backed companies in technology and other high growth industries around the world, with a primary focus on companies that have received investment capital from TPC’s select group of leading venture capital investors. We generally view high growth industries as industries which experience a higher-than-average growth rate as compared to others as a result of demand for new products or services offered by companies in these industries. It is this demand and/or potential for demand that makes these sectors and companies targeting these sectors attractive to venture capital investment and therefore attractive lending candidates for us. TPC has an established history of investing in companies in which these leading venture capital investors have previously invested.

Stages of Venture Capital-Backed Companies. We categorize venture capital-backed companies into the following five lifecycle stages of development:
•Seed Stage—Seed stage companies are true “start-ups” and may be in a purely conceptual phase where product development has not yet begun. These companies are typically funded by angel and seed investors and may have received small investments from venture capital investors to fund operations.
•Early Stage—Early stage companies are typically actively building their management teams and designing and developing products, some of which may be in beta tests with potential customers or in initial clinical trials. These companies typically have received one or more rounds of equity financing from one or more venture capital investors. Early stage venture capital-backed companies typically rely on additional equity capital from venture capital investors to fund operations. Some of these companies may have begun to generate revenues.
•Later Stage—Later stage companies are typically finishing product development or transitioning beyond their initial beta customers and include companies that have passed through one or more phases or stages of a clinical trial or approval process. Typically, these companies generate some revenues and often have received several rounds of venture capital or private equity financing. Later stage venture capital-backed companies typically rely on additional equity capital from venture capital funds, private equity funds or strategic partners, as well as potentially third-party licensing revenue, to fund operations.
•Venture Growth Stage—Venture growth stage companies are focused on broadly marketing their products, optimizing production capacity for existing products and expanding production capacity for newer or upcoming products. These companies generally have many, if not all, of the following characteristics: (i) venture capital equity financing; (ii) focused in technology or other high growth industries; (iii) completion of their primary technology and product development; (iv) meaningful customer sales, commitments or orders and have generated or we believe are reasonably expected to generate within the current fiscal year at least $20 million in annual revenues; (v) an experienced management team with a successful track record; (vi) proprietary intellectual property; and (vii) meaningful enterprise value as indicated by a recent valuation as determined by a third-party with the potential for upside.
•Public Stage—Public companies have shares publicly traded.
Attractive Financing Source for Venture Capital-Backed Companies and Their Venture Capital Investors. By using debt financing, a venture capital-backed company can (i) diversify its funding sources; (ii) augment its existing capital base and operating capital; (iii) scale its business operations and accelerate growth; (iv) fund administrative expenses ahead of anticipated corresponding revenue; (v) expand its product offerings through internal development or acquisitions; (vi) lower the upfront costs of capital expenditures; (vii) build and/or expand its leadership positions within its markets; (viii) accelerate and/or smooth out the timing of cash collections; (ix) have more time to achieve enterprise valuation-accreting business milestones; and (x) delay, postpone, and/or optimize the timing and need for their next round of equity financing, in each case, extending its cash available to fund operations without incurring substantial equity dilution for its existing venture capital investors and management team during a critical time in its lifecycle when it is attempting to meaningfully build enterprise value.
Large and Growing Market for Debt Financing to Venture Capital-Backed Companies. Historically, venture capital-backed companies have used a combination of equity and debt financing to reduce their overall cost of capital and to increase capital availability. Venture lending and leasing is a large and growing market driven primarily by venture capital investment activity.
Venture Capital Support Helps to Reduce Downside Risk. In many cases, venture capital-backed companies raise debt in conjunction with, or immediately after, a substantial venture capital equity investment in the company. This concurrent or previously made equity investment supports the secured loan by providing a source of cash to help service the company’s debt obligations in addition to potential cash flow from revenues. If the venture capital-backed companies are able to raise additional capital through future equity offerings, our investments will generally be further supported. Repayment of the debt through principal amortization typically begins shortly after the loan is funded. In addition, because the loan ranks senior in priority of payment to the equity investment, the company must repay that loan before the venture capital investor realizes a return on its equity investment. If the company subsequently becomes distressed, its venture capital investor will likely have an incentive to assist it in avoiding a payment default, which could lead to foreclosure on the secured assets.
In addition, we believe that the structure of debt financing to venture capital-backed companies generally provides (i) collateral to the lender against the downside risk of loss; (ii) return of capital to the lender in a relatively short timeframe compared to an equity investment; and (iii) a senior position in the capital structure compared to an equity investor. Further, debt financing to venture capital-backed companies does not require a liquidity event such as an initial public offering or private sale in order for the lender to realize a return. We believe that the support of venture capital investors increases the likelihood that a debt financing will be repaid in full because such investor will be incentivized to avoid a secured loan payment default.

Long Timing from Initial Investment to Exit through an Initial Public Offering or Private Sale. As initial public offering and private sale activity continue to rebound from the recession lows, venture capital-backed companies continue to raise more capital across their lifecycles. In the current market environment, successful venture capital-backed candidates for initial public offerings and private sale exits increasingly require significant amounts of time to achieve revenue targets, product validation and profitability. These long timeframes put additional strain on venture capital-backed company balance sheets, leading to the need for additional financing in order to meet the desired exit opportunity criteria. We expect venture capital-backed companies and their venture capital investors will continue to view debt financing as an attractive source of capital because it augments the capital provided by venture capital investors. Additionally, we believe debt financing provides both venture capital-backed companies and their venture capital investors with opportunities to diversify their capital sources, supports a higher valuation through internal growth and provides capital needed to grow during an extended period prior to a liquidity event.
Highly Fragmented, Underserved Market Worldwide with High Barriers to Entry. Debt financing for venture capital-backed companies is extremely heterogeneous—the type, structures and sizes of debt financings often vary significantly depending on a particular company’s industry and its current or near-term stage of development. The profile and underwriting characteristics of an early stage venture capital-backed company are very different from those of a later stage venture capital-backed company and/or those of a venture growth stage company. Furthermore, within each stage, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and leasing expertise and technology and other high growth industries knowledge, specialization and flexibility from a lender. The worldwide availability of debt financing for venture capital-backed companies is further limited by the global brand, reputation and market acceptance, international industry relationships and track record required of lenders to companies backed by leading venture capital investors. In addition, a lender must understand the distinct credit profiles of these companies and have the deep experience and specialized set of skills required to (i) source deal flow and receive investment referrals; (ii) evaluate high growth industries and sectors, business prospects, operating characteristics and collateral; (iii) analyze potential transactions; and (iv) customize transaction structures suitable for these companies.
We believe that venture-oriented banks tend to be the primary form of traditional lenders participating in the market for venture capital-backed companies and that they generally focus on providing lower risk and lower return financings, which tend to require and impose many restrictive covenants and conditions on borrowers, such as minimum cash balances, financial covenants, limitations on outflows and borrowing formulas and require a significant depository relationship to facilitate rapid liquidation. In addition, we believe that most existing non-traditional debt providers do not have a multi-strategy approach and do not provide debt financing across all stages of development for venture capital-backed companies and selectively choose to lend to either seed stage, early stage, later stage, growth stage, or public venture capital-backed companies. We believe very few lenders have the ability, experience, or focus to engage in venture lending around the world and across all stages of development.
Competitive Strengths
Experienced Senior Investment Team
The Adviser’s senior investment team is highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and has developed long-standing relationships with, and has an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. Our Adviser’s co-founders have worked together for more than 20 years and its senior investment team includes professionals with extensive experience and backgrounds in technology and other high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has an average of more than 19 years of relevant experience and an extensive network of industry contacts and venture capital relationships. James P. Labe, our Chief Executive Officer and Chairman of the board of directors, is a pioneer of the venture capital lending and leasing segment of the commercial finance industry. Mr. Labe has been involved in the venture capital lending and leasing segment for more than 35 years and played a key role in making venture capital lending and leasing a regular source of capital for venture capital-backed companies. In particular, Mr. Labe founded and served as Chief Executive Officer of Comdisco Ventures, a division of Comdisco, Inc., which provided loans and leases for more than 970 venture capital-backed companies during his tenure. In addition, Mr. Srivastava worked with Mr. Labe at Comdisco Ventures where he structured, negotiated and managed investments and also managed the diligence and credit analysis team and has led and overseen TPC’s investment analysis, account servicing, portfolio monitoring, documentation and finance groups since its inception.
Proven Direct Origination Capability
TPC is widely recognized as the leading global financing provider devoted to serving venture capital-backed companies around the world with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. Our Adviser (i) benefits from the relationships developed by TPC as part of its Lifespan Approach and (ii) typically sources investment opportunities with TPC’s select group of leading venture capital investors or directly from prospective venture capital-backed companies who are seeking debt financing and are attracted by TPC’s reputation and extensive track record in the venture capital-backed lending market. Additional origination sources for our Adviser include its senior investment team’s extensive network of angel investors, successful entrepreneurs, former and current venture capital-backed companies, financial advisers, accounting firms and law firms. In addition, pursuant to an exemptive order issued by the SEC on March 28, 2018 (the “Exemptive Order”), we have the ability to co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC or its affiliates, including TriplePoint Venture Growth BDC Corp. (“TPVG”), in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors and subject to the conditions of the Exemptive Order. As a result of the Exemptive Order, we believe we will have access to a large pipeline of investment opportunities and deal flow, be in a unique position to meet the needs for large debt financings from prospective and existing portfolio companies, and increase our portfolio diversification across stages, obligors, industries, and principal exposure.
Brand Name, Reputation and Platform
We expect to benefit from the global brand name, reputation, proven track record, significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and comprehensive portfolio management and investment monitoring capabilities of our Adviser’s senior investment team. We believe that the “Four Rs,” our core investment philosophy, are critical to continuing our brand name, reputation and differentiation from our competitors.
Differentiated Venture Lending Focus with Global Approach
We believe there are a limited number of lenders that focus on providing debt financing to venture capital-backed companies due to the global brand, reputation and market acceptance, international industry relationships and track record required of lenders to companies backed by leading venture capital investors. In addition, a lender must understand the distinct credit profiles of these companies and have the deep experience and specialized set of skills required to (i) source deal flow globally and receive investment referrals; (ii) evaluate high growth industries and sectors, business prospects, operating characteristics and collateral; (iii) analyze potential transactions; and (iv) customize transaction structures suitable for these companies. Furthermore, many other debt providers to venture capital-backed companies target specific high growth industry segments, instead of our general high growth industry approach, or specific stages of development, rather than companies across all stages. We believe that our multi-stage focus will enable us to generate current income with a lower risk of loss, along with the potential for our returns to be enhanced by equity-related gains, due to the diversified nature of our portfolio companies. Further, our Adviser’s global platform will provide us access to non-U.S. investment opportunities. We believe the European venture lending market in particular presents an attractive market given its growing but very fragmented nature. We believe very few lenders have the ability, experience, or focus to engage in venture lending around the world and across all stages of development.
Strong Relationship-Based Approach with Leading Venture Capital Investors
Our Adviser utilizes a relationship-based lending strategy which primarily targets investment opportunities around the world backed by TPC’s select group of leading venture capital investors with established track records targeting investments in Silicon Valley, Boston, Chicago, Los Angeles, New York City, Northern Virginia, San Diego, Seattle, the United Kingdom, Israel, Canada, and other geographic areas of venture capital investment activity. We believe these investors have consistently generated strong returns through superior selection processes and access to experienced entrepreneurs and high quality investment opportunities based upon their leading reputations, specialized knowledge and experienced investment professionals. We further believe TPC’s select group of leading venture capital investors has an ability to raise additional funds to invest in new companies which will drive future debt financing opportunities for us. Our Adviser’s senior investment team has an established history as a creative, flexible and dependable global financing partner alongside these venture capital investors around the world and works with them to (i) identify attractive debt financing opportunities within their portfolio companies that have proven management teams, strong venture capital investor support, large market opportunities, innovative technology or intellectual property and sufficient cash on hand and equity backing to support a potential debt financing opportunity on attractive risk-adjusted terms and (ii) diligently monitor the progress and creditworthiness of our borrowers as well as have an understanding of their support of our borrowers.
Investment Structure
We offer a full range of creative, flexible and customized secured financing products which may include a combination of an initial facility fee, interest and principal payments, end-of-term payments, warrant and/or equity investment rights. Although the general components for each type of our debt financing products are substantially the same, we select and customize the specific debt financing product on a case-by-case basis based on our Adviser’s senior investment team’s experience and their analysis of a prospective borrower, its financing needs and its intended use of the proceeds from our debt financing product. For example, the type of debt financing transaction, the total repayment period, the interest-only period, the amortization period, the collateral position, the warrant investment coverage and the overall yield-to-maturity may vary. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and the revenue profile, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. Our Adviser’s senior investment team also generally seeks to invest no more than 5% of our total assets in equity investments. Our debt financing products are typically structured as lines of credit, whereby a prospective borrower may be required to draw some of the commitment amount at close but may have up to 24 months from document execution to access the debt financing capital and in certain cases future advances may be subject to certain predetermined performance milestones.
Growth Capital Loans
Key typical attributes of our growth capital loans include:
•Size ranges from $1 million to $30 million. We generally target and balance our growth capital loan size to the total equity capital base, the current or near-term enterprise value, current or potential value of intellectual property, current or potential revenue run rate and current or near term cash and liquidity profile of a prospective borrower;
•Short total repayment periods typically ranging from 36 to 48 months or less that provide for interest only or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 12 to 36 months after the loan’s funding date or a large lump sum payment on its maturity;

•Unlevered yield-to-maturity generally ranging from 10% to 18%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a payment-in-kind (“PIK”) interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan;
•Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;
•Secured by a secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property. For certain prospective borrowers we are the only form of secured debt (other than potentially specific equipment financing). Other prospective borrowers may also have a revolving loan, typically from a bank, to finance receivables, cash, billings, bookings or inventory, and the collateral for such financing may be the underlying financed asset, bank accounts and/or a senior lien in priority to our senior lien. In addition, there may be prospective borrowers that have a term loan facility, with or without an accompanying revolving loan, typically from a bank, that may be in priority to our lien; and
•Limited and/or flexible covenant structures and with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage, reimbursement for upfront and regular internal and third-party expenses as well as prepayment penalties.
Equipment Financings
Key typical attributes of our equipment financings include:
•Size ranges from $1 million to $30 million. We generally target the size of our equipment financing to anticipate the capital equipment needs for a prospective borrower over a twelve month period balanced by the total equity capital base, the current or near term enterprise value, current or potential value of intellectual property, current or potential revenue run rate and current or near term cash and liquidity profile of a prospective borrower;
•Short total repayment periods typically ranging from 36 to 48 months or less that provide for short interest only periods followed by full amortization;
•Structured as full payout loans or leases with either buyout provisions based on the fair market value of the financed equipment or a fixed end-of term payment;
•Unlevered yield-to-maturity generally ranging from 10% to 15%, which may include current interest payments, upfront and facility fees, an end-of term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;
•Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;
•Secured solely by the underlying equipment being financed. We expect that much of the equipment financed by us will consist of standard, off-the-shelf equipment, such as computers, electronic test and measurement, telecommunications, laboratory equipment, manufacturing or production equipment. In certain cases, a portion of an equipment financing may finance customized equipment, software and/or expenses or soft-costs which may not have any substantial resale value; and
•Limited and/or flexible covenant structures with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, reimbursement for upfront and regular internal and third-party expenses as well as prepayment penalties.
Revolving Loans
We offer revolving loans. On a case-by-case basis, including where there is a benefit to us being the sole lender, the borrower desires to move quickly to close both a revolver and a growth capital loan, the borrower requires or prefers a more flexible revolving loan structure than a typical commercial bank credit facility, we believe the risk/return profile is attractive or there are relationship benefits in doing so. We will offer revolving loans, on a case by case basis, including where:
•Size ranges from $1 million to $30 million. We generally structure our revolving loans subject to an advance rate against the company’s inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or equivalent, that serve as our sole or primary collateral in support of the repayment of such loans;
•Short total repayment periods typically ranging from 12 to 24 months or less that typically provide for interest only periods and/or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 12 to 24 months after the loan’s funding date or on its maturity date;

•Unlevered yield-to-maturity generally ranging from 1% above the current U.S. prime rate to 10%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;
•Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any equity appreciation and enhance our overall returns;
•Secured by a senior secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property or on all of the specific assets financed specifically by the revolving loan such as the company’s inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or equivalent; and
•Financial covenants which may include advance rates, borrowing formulas, excess concentrations, cash requirements, business contracts or milestones along with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage, reimbursement for upfront and regular internal and third-party expenses as well as prepayment penalties.
Warrant Investments
In connection with our secured loans, we generally receive warrant investments to acquire preferred or common stock in a venture capital-backed company typically at the same price per share paid by the company’s venture capital investors in its last round of equity financing, a recent valuation of the venture capital-backed company as determined by a third party or in its next round of equity financing. As a venture capital-backed company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our warrant investments, and in conjunction with either a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the exercise of these warrant investments and the sale of the underlying stock. Warrant investments granted in connection with our secured loans are typically based on a percentage of the committed loan amount, are treated as original issue discount (“OID”) and may be earned at document execution and/or as the loan is funded. Warrant coverage generally ranges from 2% to 10% of the committed loan amount.
Direct Equity Investments
In connection with our secured loans, we may obtain equity investment rights that allow us to invest in a venture capital-backed company’s current or next round of private equity financing on the same terms and conditions as the company’s venture capital investors and/or other equity investors in the round. As a venture capital-backed company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our direct equity investments, and in conjunction with either a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the sale of the underlying stock. These equity investment rights typically range from $100,000 to $1 million in size (generally not exceeding 5% of the company’s total equity), although we are under no obligation to make any such investment. We generally expect to generate a return on its equity investments in connection with the initial public offering, acquisition or other sale of the related portfolio companies. Typically, we do not take a board of directors seat or receive board observer rights with the company in connection with these investments.
Brokerage Allocation and Other Practices
Since we acquire and dispose of many of our investments in privately negotiated transactions, many of the transactions that we engage in do not require the use of brokers or the payment of brokerage commissions. Subject to policies established by our Board, our Adviser is primarily responsible for selecting brokers and dealers to execute transactions with respect to the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. Our Adviser does not execute transactions through any particular broker or dealer but seeks to obtain the best net results for us under the circumstances, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. Our Adviser generally seeks reasonably competitive trade execution costs but does not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, our Adviser may select a broker based upon brokerage or research services provided to our Adviser and us and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if our Adviser determines in good faith that such commission is reasonable in relation to the services provided. We also pay brokerage commissions incurred in connection with open-market purchases under any dividend reinvestment plan. We have not paid brokerage commissions since commencement of operations.

Investment Evaluation and Approval
Our Adviser (i) benefits from the relationships developed by TPC as part of its Lifespan Approach and (ii) typically sources investment opportunities with TPC’s select group of leading venture capital investors or directly from prospective borrowers who are seeking debt financing. Many of these prospective borrowers are attracted to TPC’s reputation, extensive track record in the venture debt market, the Four Rs’ core investment philosophy, and/or may have previously had a lending relationship with TPC. Additional origination sources for our Adviser include an extensive network of angel investors, successful entrepreneurs, former and current venture capital-backed companies, financial advisers, commercial banks and accounting and law firms. Our Adviser also identifies companies with high quality management teams and innovative technology to proactively generate debt financing opportunities.
We primarily target investment opportunities in companies that have received equity investment from venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally have many of characteristics discussed above in “—Investment Strategy--Target Venture Capital-Backed Companies.” As a matter of practice, the evaluation of these criteria and characteristics, including the meaningful nature thereof, will involve subjective judgments and determinations by our Adviser, drawing upon its prior investment experience.
We underwrite our transactions to ensure that our portfolio companies have a strategic and balanced intended use of our investment proceeds without us taking excessive risk and with a low likelihood of default. We believe that the profiles of the venture capital-backed companies that we target mitigate our risk because we expect these companies have several options to repay our debt financing through:
•cash flow or the potential for cash flow either from achieving the strong and rapid revenue and profitability plans targeted at the time of our underwriting or in a downside risk scenario from reducing growth and associated operating expenses;
•receiving additional cash from new equity investors based on the progress and development made by the company and their outlook for growth or in a downside risk scenario from existing equity investors to avoid them from otherwise losing all of their invested capital given our ability to foreclose on our collateral;
•receiving acquisition offers from strategic or other financial investors or undertaking an initial public offering, given their large and growing market opportunities, the stage of development of their underlying technology and products and their financial profile; or
•in a worst-case scenario, liquidating underlying assets including any proceeds from the sale of equipment, inventory, accounts receivable and/or intellectual property.
Upon referral or contact, a prospective borrower is added to our Adviser’s on-line client management system and assigned to one of our Adviser’s originations professionals (each, an “Originations Professional”) who becomes the prospective borrower’s primary contact with us. The Originations Professional evaluates the prospective borrower in more depth to understand its debt financing needs and to determine whether or not it is qualified under our criteria. Upon initial screening, the Originations Professional generally meets with the prospective borrower and performs a preliminary investigation of the prospective borrower’s management, operations and business outlook. The Originations Professional generally consults with, and gathers information from, a wide variety of industry sources to assess the prospective borrower and its industry. In addition, the Originations Professional may reach out to the prospective borrower’s venture capital investors to understand the background of their investment in the company, their outlook for the company, the company’s market and products, the company’s goals and objectives associated with the proposed debt financing and the venture capital investor’s level of support for the company. If the Originations Professional is satisfied with the preliminary assessment of the prospective borrower’s management, operations and business prospects, the Originations Professional submits an internal pre-screen memorandum of the proposed debt transaction to our Adviser’s senior investment team for discussion and review, as well as for pricing and structuring guidance. Each potential investment opportunity that our Adviser’s Originations Professionals determine merits investment consideration is presented and evaluated at a weekly meeting in which our Adviser’s senior investment team discusses the merits and risks of a potential investment opportunity, as well as the due diligence process and the pricing and structure. If our Adviser’s senior investment team believes an investment opportunity fits our investment profile, the Originations Professional submits a non-binding term sheet to the prospective borrower.
Diligence Process
Assuming the non-binding term sheet submitted to the prospective borrower is subsequently executed, the investment opportunity is then subject to our Adviser’s rigorous diligence and credit analysis process, which is based on its senior investment team’s extensive experience and tailored specifically for venture capital-backed companies. This process differs notably from traditional lending analysis, combining both qualitative and quantitative analysis and assessment, versus traditional, purely quantitative credit analyses. There is a heavy orientation towards a qualitative and subjective investment-oriented review, taking into account such factors as:
•investor quality, track record and expected level of participation in future financing events;
•management team experience, completeness, performance to date, and ability to perform;
•industry segment/market attractiveness and outlook, competitive dynamics, and growth potential;
•detailed assessment and analysis of the venture capital-backed company’s current products or technology and future products or technology, including value proposition and return on investment to its customers and its ability to expand and grow its customer base;

•current and future financial position, including financial projections and sensitivity analyses, historical performance, cash balance and burn analysis, capitalization structure, feasibility of financial plan and underlying assumptions, break-even/profitability timing, future cash needs and future financing plans;
•stage of development and execution timeline and milestones and the likelihood and feasibility of achieving such milestones; and
•transaction risk/return profile—assessing the strengths, weaknesses, risks, loan-to-value, liquidation values and outlook of the borrower compared to the structure, pricing, potential returns, likelihood of repayment and collateral structure of the proposed debt financing.
Our Adviser’s diligence and credit analysis process typically includes on-site visits by one of our Adviser’s Investment and Credit Analysis professionals (each, an “Investment and Credit Analysis Professional”) to a prospective borrower’s headquarters and other facilities, interviews with key management and board members and reference checks on senior management. In addition, the diligence process may include discussions with key industry research analysts, other industry participants, customers and suppliers, where appropriate. One of our Adviser’s professionals also typically reviews the prospective borrower’s organizational documents and structure, capital structure, assets, liabilities, employee plans, key customer or supplier contracts, legal and tax matters and other relevant legal documentation. The Investment and Credit Analysis Professional submits a detailed credit and due diligence memorandum describing and analyzing the proposed transaction, as well as the outcome of the diligence and credit analysis activities. This memorandum is circulated to members of our Adviser’s Investment Committee (the “Investment Committee”) in advance of its meetings.
Investment Committee
The objective of our Adviser’s Investment Committee is to leverage its members’ broad historical experience, including significant entrepreneurial, credit, venture capital, venture lending and leasing expertise and technology and other high growth industries knowledge assessing the risk and needs of venture capital-backed companies and appropriateness of prospective transactions, assessing the risk/return profile of proposed transactions, assessing the independent diligence and credit analysis and providing a forum for independent and unbiased thought, discussion, and assessment.
Our Adviser’s Investment Committee is comprised of Mr. Labe and Mr. Srivastava. Some or all of the members of our Adviser’s senior investment team are asked to attend the Investment Committee meeting and are asked for a “vote,” which the Investment Committee members use as a factor in the formal Investment Committee vote. The Investment Committee meets weekly and more frequently on an as-needed basis. The applicable Originations and Investment and Credit Analysis Professional presents the transaction, results of the professional’s diligence review and credit analysis and the professional’s recommendations to the Investment Committee. During the presentation, Investment Committee members typically ask questions, ask for clarifications, state opinions and assessments and make other comments. When there are no further questions and the discussions have concluded, the Investment Committee holds a vote and approves the proposed transaction if it receives unanimous consent from all of the Investment Committee members. In certain situations, the Investment Committee may ask the Originations and Investment and Credit Analysis Professional to perform additional analysis and resubmit the transaction at a later Investment Committee meeting. No single criterion determines a decision to invest. The Investment Committee members weigh all the factors, both qualitative and quantitative, when making an investment decision. Our Adviser has the discretion to modify the members of the Investment Committee and its approval process at any time without our consent.
Investment Monitoring and Portfolio Management
Our Adviser utilizes an extensive internal credit tracking and monitoring approach to follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by Mr. Labe and Mr. Srivastava, TPC’s co-founders, and the track record developed by TPC since its inception and is based in part on its expertise and deep understanding of the risk associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the progress of product development, overall adherence to the business plan, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure issues. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess the company’s progress and development and the venture capital investor’s outlook and/or level of support for our borrower.
Each of our borrowers is assigned a “Portfolio Company Team” consisting of staff from our Adviser’s Originations, Investment and Credit Analysis, Portfolio Monitoring and Legal teams. We believe having a dedicated Portfolio Company Team for each borrower further strengthens the relationship we have with the borrower, which is a key component of our Adviser’s strategy and affords our Adviser consistent and continuous interaction with our borrowers. A Portfolio Monitoring professional is assigned to all borrowers to ensure compliance with financial statement reporting, insurance filing and timely payment requirements. These professionals review the various financial statements, compliance reports and other documents received from our borrowers on a monthly or quarterly basis, as well as publicly filed financing statements, such as UCC financing statements and press releases, and enter them into our Adviser’s online platform for review by the rest of the Portfolio Company Team. In the event of a missed payment or if other credit issues arise, the Portfolio Monitoring professional contacts other members of the Portfolio Company Team to initiate escalation procedures.

On a weekly basis, our Adviser’s Investment Committee and senior investment team review material events and information on our borrowers and discuss in detail those borrowers that are performing below expectations. On a quarterly basis, or more frequently as needed, our Originations and Investment and Credit Analysis undertakes an extensive re-evaluation of each borrower and prepares a portfolio update. Key topics that are reviewed include timing/status of the next equity financing round, cash balance and burn rate, financial and operational progress, and covenant adherence. All of these meetings are attended by each member of our Adviser’s Investment Committee, senior investment team and the Portfolio Company Team for the specific borrower being reviewed.
If the outlook for a borrower, its industry or a borrower’s available cash balance or credit rating is deteriorating, or there is material downturn in the borrower’s standing since our last review, we change the standing of the borrower on our Credit Watch List (as defined below) and our Originations and Investment and Credit Analysis Professionals contact the borrower and its venture capital investors to discuss and understand any changes. Our Originations and Investment and Credit Analysis Professionals generally actively work to maintain an open dialogue with borrowers on the Credit Watch List to work to limit the likelihood of a default. Utilizing the Four Rs, our core investment philosophy, our Adviser assesses each borrower on our Credit Watch List and, based on the recommendations from our Originations and Investment and Credit Analysis Professionals and potentially from our discussions with and representations made from the borrower’s venture capital investors, determines the appropriate course of action, including decisions to enforce our rights and remedies, modify or waive a provision of our investments, declare a default, request early pay-off, or wait for an external event, such as an acquisition or financing, to restructure a secured loan or receive additional consideration in the form of fees or warrant investments. In a worst-case scenario, a member of our Portfolio Company Team sells collateral with the help of management, repossesses and auctions assets or negotiates and structures other potential outcomes. If bankruptcy is a possibility, a member of our Portfolio Company Team may utilize outside counsel to provide advice on avoiding this outcome or to minimize the adverse effects on us.
Consistent with TPC’s existing policies, our Adviser maintains a credit watch list which places borrowers into five risk categories based on our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White (2).	Contact portfolio company regularly in no event less than quarterly.
Yellow (3)	Performing generally below expectations or some proactive concern. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.	Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.
Managerial Assistance
As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance would involve an arrangement to provide significant guidance and counsel concerning the management, operations or business objectives and policies of the portfolio company. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our directors who are not “interested persons” of the Adviser or its affiliates as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”).
Competition
Debt financing for venture capital-backed companies is extremely heterogeneous—the type, structures and sizes of debt financings often vary significantly depending on a particular company’s industry and its current or near-term stage of development. The profile and underwriting characteristics of an early stage venture capital-backed company are very different from those of a later stage venture capital-backed company and/or those of a venture growth stage company. Furthermore, within each stage, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and leasing expertise and technology and other high growth industries knowledge, specialization and flexibility from a lender. The worldwide availability of debt financing for venture capital-backed companies is further limited by the global brand, reputation and market acceptance, international industry relationships and track record required of lenders to companies backed by leading venture capital investors. In addition, a lender must understand the distinct credit profiles of these companies and have the deep experience and specialized set of skills required to (i) source deal flow and receive investment referrals globally; (ii) evaluate high growth industries and sectors, business prospects, operating characteristics and collateral; (iii) analyze potential transactions; and (iv) customize transaction structures suitable for these companies.

We believe that venture-oriented banks tend to be the primary form of traditional lenders participating in the market for venture capital-backed companies and that they generally focus on providing lower risk and lower return financings, which tend to require and impose many restrictive covenants and conditions on borrowers, such as minimum cash balances, financial covenants, limitations on outflows and borrowing formulas and require a significant depository relationship to facilitate rapid liquidation. In addition, we believe that most existing non-traditional debt providers do not have a multi-strategy approach and do not provide debt financing across all stages of development for venture capital-backed companies and selectively choose to lend to either seed stage, early stage, later stage, growth stage, or public venture capital-backed companies. We believe very few lenders have the ability, experience, or focus to engage in venture lending around the world and across all stages of development.
Our competitors may include both equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which expose them to a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.
We believe we compete effectively with these entities primarily on the basis of TPC’s global reputation, track record, experience, international industry knowledge and relationships and our Adviser’s senior investment team’s contacts, efficient investment analysis, decision-making processes, creative financing products and highly customized investment terms. We believe that the “Four Rs,” our core investment philosophy, are critical to continuing our brand name, reputation and differentiation from our competitors. We do not compete primarily on the financing terms we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. We also believe that our relationship-based approach to investing, which leverages our Adviser’s senior investment team’s expertise in developing strong relationships with venture capital investors and venture capital-backed companies, understanding their capital needs, structuring and customizing attractive financing solutions to meet those needs throughout their growth lifecycle, puts us in an advantageous position to identify, attract and proactively capitalize on venture capital-backed companies’ debt needs as they grow and become successful enterprises. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively.”
Operating and Regulatory Structure
We have elected to be treated as a BDC under the 1940 Act. As a BDC, we are generally prohibited from acquiring assets other than qualifying assets, unless, after giving effect to any acquisition, at least 70.0% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the 1940 Act, “eligible portfolio companies” include (1) private U.S. operating companies, (2) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange and the Nasdaq Stock Market), and (3) public U.S. operating companies having a market capitalization of less than $250.0 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets Group Inc. are not listed on a national securities exchange and therefore are eligible portfolio companies.
We intend to elect to be treated, and intend to qualify annually, as a RIC under the Code. A BDC that has elected to be a RIC generally does not incur any U.S. federal income tax so long as the BDC continuously maintains its BDC election in accordance with the 1940 Act, at least 90.0% of the BDC’s gross income each taxable year consists of certain types of qualifying investment income, the BDC satisfies certain asset composition requirements at the close of each quarter of its taxable year, and if the BDC distributes all of its taxable income (including net realized capital gains, if any) to its stockholders on a current basis. The rules applicable to our qualification as a RIC for tax purposes are complex and involve significant practical and technical issues. If we fail to qualify as a RIC for U.S. federal income tax purposes or are unable to maintain our qualification for any reason, then we would become subject to regular U.S. federal corporate income tax, which would have a material adverse effect on the amount of after-tax income available for distribution to our stockholders. See “— Material U.S. Federal Income Tax Considerations” below.
We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay an applicable U.S. federal excise tax.
We do not currently have any employees. Our day-to-day investment operations are managed by the Adviser, and our Administrator provides services necessary to conduct our business. We pay no compensation directly to any interested director or executive officer of the Company. The Adviser and Administrator may be reimbursed for certain expenses they incur on our behalf. In addition, pursuant to the Administration Agreement, we pay the Administrator our allocable portion of overhead and other expenses it incurs in performing its obligations, including rent and the allocable portion of the cost of the chief compliance officer and chief financial officer and their respective staffs.

Advisory Agreement
In accordance with the Advisory Agreement, subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the day-to-day operations and provides investment advisory services to us. The Advisory Agreement was approved by the Board, including all of our independent directors, in April 2020 and is effective for an initial two-year term commencing on May 27, 2020. Under the terms of the Advisory Agreement, the Adviser:
•determines the composition of our portfolio, the nature and timing of changes to our portfolio and the manner of implementing such changes;
•identifies, evaluates and negotiates the structure of investments;
•executes, closes, services and monitors investments;
•determines the securities and other assets purchased, retained or sold;
•performs due diligence on prospective investments; and
•provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
As consideration for the investment advisory and management services provided, and pursuant to the Advisory Agreement, we have agreed to pay the Adviser a fee consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and incentive fee is ultimately borne by our stockholders.
Base Management Fee
The base management fee is calculated at an annual rate of 1.75% of our average invested equity capital (as defined below) as of the end of the then-current quarter and the prior calendar quarter (and in the case of our first quarter, the invested equity capital as of such quarter-end). For this purpose, “invested equity capital” means the amounts drawn on the Capital Commitments.
Following the closing of the listing of shares of our common stock on a national securities exchange, including in connection with an IPO, the base management fee will be calculated at an annual rate of 1.75% of our average adjusted gross assets, including assets purchased with borrowed funds. The base management fee will be calculated based on the average value of our gross assets at the end of its two most recently completed calendar quarters.
Incentive Fee
The incentive fee, which provides the Adviser with a share of the income that it generates for us, consists of two components—investment income and capital gains—which are largely independent of each other, with the result that one component may be payable even if the other is not payable.
Under the investment income component, we pay the Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of its net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which the Adviser receives all of such income in excess of the 2.0% level but less than 2.5%. The effect of the “catch-up” provision is that if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply.
Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. The investment income component of the incentive fee will be subject to a total return requirement, which will provide that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters (or if shorter, the number of quarters that have occurred since May 27, 2020, the initial effective date of the Advisory Agreement) (in either case, the “Trailing Twelve Quarters”) exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the Trailing Twelve Quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the Trailing Twelve Quarters. However, following the occurrence (if any) of an IPO, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the 11 preceding calendar quarters (or if shorter, the number of quarters that have occurred since the IPO, rather than the number of quarters that have occurred since May 27, 2020).
The following is a graphical representation of the calculation of the income-related portion of the incentive fee.

Quarterly Incentive Fee Based on Net Investment Income
Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)
The capital gains component of the incentive fee will be determined and paid annually in arrears at the end of each calendar year or, in the event of an Advanced Liquidity Event (if any), the date on which the closing of such Advanced Liquidity Event occurs. At the end of each calendar year (or upon the effectuation of an Advanced Liquidity Event), we will pay the Adviser (A) 20.0% of the difference, if positive, of the sum of aggregate cumulative realized capital gains, if any, computed net of aggregate cumulative realized capital losses, if any, and aggregate cumulative unrealized capital depreciation, in each case from May 27, 2020, the initial effective date of the Advisory Agreement, through the end of such year (or the date on which an Advanced Liquidity Event occurs), less (B) the aggregate amount of any previously paid capital gains incentive fees from May 27, 2020 until the end of such calendar year (or the date on which an Advanced Liquidity Event occurs). For the foregoing purpose, “aggregate cumulative realized capital gains” does not include any unrealized capital appreciation.
We will accrue, but not pay, a portion of the capital gains incentive fee with respect to net unrealized appreciation. Under GAAP, we are required to accrue a capital gains incentive fee that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the capital gains component of the incentive fee, we will consider the cumulative aggregate unrealized capital appreciation in the calculation, since an incentive fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we will record a capital gains incentive fee equal to 20.0% of such amount, minus the aggregate amount of the actual capital gains incentive fee paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, including upon the effectuation of a merger with another entity (including an affiliated company, subject to any limitations under the 1940 Act) or the sale of all or substantially all of our assets, the termination date is treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.
Payment of Our Expenses
All professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, is provided and paid for by the Adviser and not by us. Generally, our primary annual operating expenses are related to payment of fees to the Adviser and the reimbursement of expenses under our Advisory Agreement and our Administration Agreement. We will bear all other expenses, including, without limitation, those relating to:
•organizational expenses and offering expenses in connection with our initial private placement and the concurrent preferred stock offering (subject to a cap of up to $2.0 million, above which the Adviser is responsible for such additional organizational and offering expenses, including expenses in connection with the offerings to the placement agents);
•calculating our net asset value (including the cost and expenses of any independent valuation firm);
•indemnification payments;
•providing managerial assistance to those portfolio companies that request it;
•marketing expenses;
•expenses relating to the development and maintenance of our website;
•fees and expenses payable to third-parties, including agents, consultants or other advisors, in connection with monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•fees and expenses incurred in connection with obtaining debt financing;
•interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•offerings of our securities other than as described in the first clause above;
•investment advisory and management fees;
•administration fees, expenses and/or payments payable under the Administration Agreement;

•fees payable to third parties, including agents, consultants and other advisors, relating to, or associated with, evaluating and making investments, including costs associated with meeting potential financial sponsors;
•fees payable to third parties, including agents, consultants and other advisors, in connection with the consideration and/or the effectuation of an Advanced Liquidity Event;
•fees payable to transfer and dividend paying agents and custodial fees and expenses;
•federal and state registration fees;
•all costs of registration of listing our securities with appropriate regulatory agencies;
•all cost of listing our securities on any securities exchange;
•U.S. federal, state and local taxes;
•Independent Directors’ fees and expenses;
•costs of preparing and filing reports or other documents required by the SEC or other regulators;
•costs of any reports, proxy statements or other notices to shareholders, including printing costs;
•costs associated with compliance obligations under the 1940 Act and any other relevant federal and state securities laws;
•costs associated with individual or groups of stockholders;
•our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
•all other expenses incurred by us or our Administrator in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.
Duration and Termination
Unless terminated earlier as described below, the Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our Independent Directors. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice. See “Item 1A. Risk Factors—Risks Relating to our Business and Structure—Our Adviser or our Administrator can resign upon 60 days’ notice and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could materially and adversely affect our financial condition, results of operations and cash flows.”
The Advisory Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Advisory Agreement, the Adviser and its professionals and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Advisory Agreement or otherwise as our investment adviser.
The Advisory Agreement was approved by the Board, including all of our independent directors, in April 2020 and was effective as of May 27, 2020.
Administration Agreement
The Administration Agreement was approved by the Board in April 2020. The Administration Agreement provides that the Administrator is responsible for furnishing us with office facilities and equipment and with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of our required administrative services, which includes being responsible for the financial and other records which we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC and any other regulatory authority. In addition, the Administrator assists us in determining and publishing net asset value, overseeing the preparation and filing of our tax returns and printing and disseminating reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, the Administrator also provides significant managerial assistance on our behalf to those companies that have accepted our offer to provide such assistance.

In full consideration of the provision of the services of the Administrator, we reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. Payments under the Administration Agreement are equal to our allocable portion (subject to the review of the Board) of the Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the chief compliance officer and chief financial officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such companies for providing this assistance.
The Administration Agreement has an initial term of two years and may be renewed with the approval of the Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
License Agreement
We have entered into a license agreement with TPC (the “License Agreement”) that grants us a non-exclusive, royalty-free license to use the name “TriplePoint” and the TriplePoint logo. Under the License Agreement, we have a right to use the “TriplePoint” name for so long as our Adviser or one of its affiliates remains our Adviser. Other than with respect to this limited license, we have no legal right to the “TriplePoint” name. The License Agreement will remain in effect for so long as the Advisory Agreement with our Adviser is in effect.
Staffing Agreement
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers. The Adviser has entered into a staffing agreement with TriplePoint Capital (the “Staffing Agreement”), pursuant to which TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Mr. Labe and Mr. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and hands-on portfolio management and investment monitoring capabilities of TPC’s senior investment team. The Staffing Agreement may be terminated by either party with 60 days’ prior written notice. See “Item 1A. Risk Factors — Risks Relating to our Business and Structure — We are dependent upon our executive officers and our Adviser’s senior investment team and members of its Investment Committee, in particular, Mr. Labe and Mr. Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.”
Valuation Procedures
Quarterly Determinations
We determine the net asset value per share of our common stock quarterly. The net asset value per share will equal the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.
The audit committee of the Board (the “Audit Committee”) is responsible for assisting the board of directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board, with the assistance of the Adviser and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most accurately represents fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant.
The Board determines fair value of its investments on at least a quarterly basis or at such other times when it feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of portfolio investments that do not have a readily available market value, fair value of investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.
Financial Accounting Standards Board Accounting Standards Codification Topic 820: Fair Value Measurements and Disclosures (“ASC 820”) specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below.

•Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2— Valuations are based on quoted prices (in non-active markets or in active markets for similar assets or liabilities), observable inputs other than quoted prices and inputs that are not directly observable but are corroborated by observable market data.
•Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.
Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, excluding transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact. See “Note 4. Investments” in the notes to our consolidated financial statements for a further discussion of our valuation process.
With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser’s professionals that are responsible for the portfolio investment;
•Preliminary valuation conclusions are then documented and discussed with the Adviser’s senior investment team and approved by the Adviser’s executive management team;
•At least once annually, the valuation for each portfolio investment is reviewed by an independent third-party valuation firm. However, the Board does not have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10% of our gross assets) independently reviewed, given the expenses involved in connection therewith;
•The Audit Committee then reviews these preliminary valuations and makes fair value recommendations to the Board; and
•The Board then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the respective independent third-party valuation firms, and the Audit Committee.
Regulation
BDC Regulations – General
We have elected to be treated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company, but is generally subject to less onerous requirements than registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses.
As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67.0% or more of the voting securities present at such meeting, if the holders of more than 50.0% of the outstanding voting securities of such company are present or represented by proxy, or (ii) of more than 50.0% of the outstanding voting securities of such company.
Any issuance of preferred stock must comply with the requirements of the 1940 Act. In this regard, the 1940 Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 66 2/3% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holder of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two full years or more. Certain other matters under the 1940 Act require a separate class vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would be entitled to vote separately as a class from the holders of our common stock on a proposal involving a plan of reorganization adversely affecting such securities.

Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets that are applicable to us are the following:
(1)securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An “eligible portfolio company” is defined in the 1940 Act as any issuer that:
•is organized under the laws of, and has its principal place of business in, the United States;
•is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•satisfies either of the following:
•does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
•is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
(2)securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(3)securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrant investments or rights relating to such securities.
(4)cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.
The regulations defining and interpreting qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.
We generally look through our subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. On a consolidated basis, we expect that at least 70% of our assets will be eligible assets.
Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to Section 13 of the 1934 Act, and shall be determined no less frequently than annually.
Managerial Assistance to Portfolio Companies
In order to count portfolio securities as qualifying assets for the purpose of the 70.0% test, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. When a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets.

Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our common stock, provided we maintain a minimum asset coverage of 150%, as defined in the 1940 Act. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks. The 1940 Act also prohibits the issuance of multiple classes of “senior securities that are stock.” As a result, we would be prohibited from issuing additional preferred stock to the extent that such a security was deemed to be a separate class of stock from our outstanding Series A Preferred Stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Capital Resources and Borrowings—Series A Preferred Stock” of Part II of this Annual Report on Form 10-K for information regarding our outstanding Series A Preferred Stock.
Code of Ethics
We have adopted a Code of Ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved our Adviser’s Code of Ethics that it adopted in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These Codes of Ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The Codes of Ethics are also available on the EDGAR Database on the SEC’s website at http://www.sec.gov. Copies may also be obtained after paying a duplicating fee by electronic request to publicinfo@sec.gov.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Adviser. A summary of the Proxy Voting Policies and Procedures of the Adviser are set forth below. These policies and procedures will be reviewed periodically by the Adviser and our Independent Directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to the Adviser.
An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we recognize that we must vote the Company’s securities in a timely manner free of conflicts of interest and in the best interests of the Company and its stockholders.
These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
Our Adviser votes proxies relating to any of our portfolio equity securities in what it perceives to be the best interest of our shareholders. Our Adviser reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on any of the portfolio equity securities we hold. In most cases our Adviser will vote in favor of proposals that our Adviser believes are likely to increase the value of any of the portfolio equity securities we hold. Although our Adviser generally votes against proposals that may have a negative effect on any of our portfolio equity securities, our Adviser may vote for such a proposal if there exist compelling long-term reasons to do so.
Our proxy voting decisions are made by our Adviser’s senior investment team. To ensure that our Adviser’s vote is not the product of a conflict of interest, our Adviser requires that (1) anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, our Adviser discloses such conflicts to us, including our Independent Directors, and may request guidance from us on how to vote such proxies.
You may obtain information about how we voted proxies by making a written request for proxy voting information to: 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025, Attention: Corporate Secretary.
Privacy Principles
We are committed to maintaining the privacy of our investors and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.
We do not disclose any non-public personal information about our stockholders or a former stockholder to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).
We restrict access to non-public personal information about our stockholders to employees of the Adviser and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Other
Under the 1940 Act, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a Chief Compliance Officer to be responsible for administering these policies and procedures.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our Independent Directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by TriplePoint Capital, our Adviser or their affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We co-invest from time to time, and intend to continue making co-investments, with TriplePoint Capital and/or investment funds, accounts and vehicles managed by TriplePoint Capital or its affiliates, including TPVG, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TriplePoint Capital and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our shareholders and is consistent with our then-current investment objective and strategies. The Exemptive Order permits greater flexibility to negotiate the terms of co-investments with TriplePoint Capital and/or investment funds, accounts and investment vehicles managed by TriplePoint Capital or its affiliates, including TPVG, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
JOBS Act
We currently are, and expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement occurs;
•the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.07 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.
Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election to not take advantage of this exemption from new or revised accounting standards. We therefore will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the “Sarbanes-Oxley Act,” imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:
(1)pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
(2)pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

(3)pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting starting with our annual report on Form 10-K for the fiscal year ending December 31, 2021 and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
(4)pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.
Available Information
Our address is 2755 Sand Hill Road, Suite 150, Menlo Park, CA 94025. Our phone number is (650) 854-2090. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other public filings are available free of charge on the EDGAR Database on the SEC’s Web site at http://www.sec.gov.
Material U.S. Federal Income Tax Considerations
General
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our common stock. This discussion is based on the provisions of the Code and U.S. Treasury Regulations, each as in effect as of the date hereof.
These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting us and our shareholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular shareholders in light of their individual investment circumstances or to some types of shareholders subject to special tax rules, such as financial institutions, broker-dealers, insurance companies, tax-exempt organizations (except to the extent addressed below), persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, Non-U.S. stockholders (as defined below) engaged in a trade or business in the U.S. or persons who have ceased to be U.S. citizens or to be taxed as resident aliens. This discussion also does not address any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that our shareholders hold their shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the IRS regarding any matter discussed herein.
A “U.S. stockholder” is a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:
•an individual who is a citizen or resident of the U.S.;
•a corporation created or organized in or under the laws of the U.S., any state thereof or the District of Columbia;
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•a trust, if a court within the U.S. is able to exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust.
For purposes of this discussion, a “Non-U.S. stockholder” means a beneficial owner of shares of our common stock that, for U.S. federal income tax purposes, is not a U.S. stockholder or a partnership (or other entity classified as a partnership for U.S. federal income tax purposes).
If a partnership (or other entity classified as a partnership, for U.S. federal income tax purposes) holds shares of our common stock, the treatment of the partnership for U.S. federal income tax purposes and each partner generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A partner in a partnership that holds our shares will generally be subject to substantially the same U.S. federal income tax consequences as if such partner holds such shares directly. A partnership considering an investment in our common stock should consult its own tax advisers regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of shares by the partnership.
Taxation of the Company
We intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute (or are deemed to timely distribute) to our stockholders as dividends.

To qualify as a RIC, we must, among other things:
•qualify to be regulated as a BDC under the 1940 Act at all times during the taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other taxable disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (“QPTP”) (the “90% Gross Income Test”); and
•diversify our holdings so that, at the end of each quarter of each taxable year:
▪at least 50% of the value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer, and
▪not more than 25% of the value of our total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs (the “Diversification Tests”).
As a RIC, we (but not our shareholders) are generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our shareholders in any taxable year with respect to which we distribute an amount equal to at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income, other than any net capital gain, reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) (the “Annual Distribution Requirement”). We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will not be eligible for RIC tax treatment for such taxable year. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains for investment or any investment company taxable income, we will be subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated corporate-level U.S. federal income tax, including the 4% U.S. federal excise tax described below.
We are subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) an amount equal to the sum of:
•at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;
•at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and
•certain undistributed amounts from previous years on which we paid no U.S. federal income tax.
While we intend to timely distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio, (2) other requirements relating to our status as a RIC, including the Diversification Tests and/or (3) the limitations under one or more of our credit facilities. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, shareholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC
We expect to elect and qualify to be treated as a RIC commencing with the taxable year ended December 31, 2020 and expect to qualify for treatment as a RIC annually thereafter; however no assurance can be provided that we will qualify as a RIC for any taxable year. If we have previously qualified as a RIC, but were subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate-level U.S. federal income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
The remainder of this discussion assumes that we qualify as a RIC for each taxable year.
Company Investments
Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not qualify as good income for purposes of the 90% Gross Income Test. We monitor our transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and to prevent disqualification of us as a RIC but there can be no assurance that we will be successful in this regard.
The IRS has taken the position that if a RIC has two classes of shares, it may report distributions made to each class in any year as consisting of no more than such class’s proportionate share of particular types of income, such as long-term capital gain. A class’s proportionate share of a particular type of income is determined according to the percentage of total dividends paid by the RIC during such year that was paid to such class. Consequently, we will report distributions made to the holders of common shares and preferred shareholders as consisting of particular types of income in accordance with the classes’ proportionate shares of such income. Because of this rule, we are required to allocate a portion of our net capital gain, if any, qualified dividend income, if any, and dividends qualifying for the dividends received deduction, if any, to holders of common shares and preferred shareholders. The amount of net capital gain, qualified dividend income and dividends qualifying for the dividends received deduction allocable between the holders of common shares and the preferred shareholders will depend upon the amount of any such net capital gain, qualified dividend income and dividends qualifying for the dividends received deduction realized by us, and the total dividends paid by us on the common shares and preferred shares during a taxable year.
Taxable Subsidiaries
Some of the income and fees that we may recognize will not satisfy the 90% Gross Income Test. In order to ensure that such income and fees do not disqualify us from RIC tax treatment as a result of a failure to satisfy the 90% Gross Income Test, we may hold assets that generate such income and provide services that generate such fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. federal corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.
Debt Instruments
In certain circumstances, we may be required to recognize taxable income prior to the time at which we receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term payment and/or PIK interest payment or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though we will not have received any corresponding cash amount.
Warrants
Gain or loss realized by us from the sale or exchange of warrants acquired by us, as well as any loss attributable to the lapse of such warrants, generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long we held a particular warrant and on the nature of the disposition transaction.

Foreign Investments
In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the requirement to pass through to our shareholders their share of the foreign taxes paid by us.
Passive Foreign Investment Companies
We may invest in the stock of a foreign corporation, which is classified as a “passive foreign investment company” within the meaning of Section 1297 of the Code (“PFIC”). In general, we may be required to pay U.S. federal income tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. Certain elections are available under certain circumstances that may allow us to ameliorate the impact of this tax. Such elections, however, may require us to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. No assurances can be given that any such election will be available or that, if available, we will make such an election. In addition, the IRS and U.S. Treasury Department have issued regulations that provide that the income inclusions from such an election would be good income for purposes of the 90% Gross Income Test if we receive a distribution of such income from the PFIC in the same taxable year to which the inclusion relates or if the inclusion constitutes income related to our business of investing.
Foreign Currency Transactions
Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time we accrue income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations if the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss. These currency fluctuations-related gains and losses may increase or decrease the amount of our investment company taxable income to be distributed to our shareholders as ordinary income.
Taxation of U.S. Stockholders
Distributions
Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or in additional shares of our common stock. To the extent such distributions paid by us to non-corporate U.S. stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and such distributions (“Qualifying Dividends”) may be eligible for a maximum U.S. federal tax rate of 20%. In this regard, it is anticipated that distributions paid by us generally will not be attributable to dividends and, therefore, generally will not qualify for the 20% maximum rate applicable to Qualifying Dividends.
Distributions of our net capital gains (which are generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains, which are currently taxable at a maximum rate of 20% in the case of individuals or estates, regardless of the U.S. stockholder’s holding period for his, her or its shares of common stock and regardless of whether paid in cash or in additional shares. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such U.S. stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.
Although we currently intend to distribute any net long-term capital gains at least annually, we may, in the future, decide to retain some or all of our net long-term capital gains and elect to be deemed to have made a distribution of the retained portion to our stockholders (a “deemed distribution”) under the “designated undistributed capital gains” rule of the code. In that case, among other consequences, we will pay U.S. federal income tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the U.S. federal income tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their shares of our common stock. If the amount of U.S. federal income tax deemed to be paid by a stockholder exceeds the amount of tax due with respect to the deemed distribution, such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

We or the applicable withholding agent will provide you with a notice reporting the amount of any ordinary income dividends (including the amount of such dividend, if any, eligible to be treated as qualified dividend income) and capital gain dividends after the end of the calendar year. For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, if we pay you a dividend in January which was declared in the previous October, November or December to shareholders of record on a specified date in one of these months, then the dividend will be treated for tax purposes as being paid by us and received by you on December 31 of the year in which the dividend was declared. If a stockholder purchases shares of our stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the stockholder will be subject to U.S. federal income tax on the distribution even though it represents a return of its investment. In addition, if a stockholder purchases shares of our stock at a time when there is a built-in gain in the assets of the Company or the Company has undistributed income or gains, the price of the shares will include the built-in gain or undistributed income or gains and the stockholder will be subject to U.S. federal income tax on the distribution of such built-in gain (when recognized) or the undistributed income or gains even though it represents a return of its investment.
Dispositions
A U.S. stockholder generally will recognize gain or loss on the sale, exchange or other taxable disposition of shares of our common stock in an amount equal to the difference between the U.S. stockholder’s adjusted basis in the shares disposed of and the amount realized on their disposition. Generally, gain recognized by a U.S. stockholder on the disposition of shares of our common stock will result in capital gain or loss to a U.S. stockholder, and will be a long-term capital gain or loss if the shares have been held for more than one year at the time of sale. Any loss recognized by a U.S. stockholder upon the disposition of shares of our common stock held for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (including amounts credited as an undistributed capital gain dividend) by the U.S. stockholder. A loss recognized by a U.S. stockholder on a disposition of shares of our common stock will be disallowed as a deduction if the U.S. stockholder acquires additional shares of our common stock within a 61-day period beginning 30 days before and ending 30 days after the date that the shares are disposed. In this case, the basis of the shares acquired will be adjusted to reflect the disallowed loss.
Tax Shelter Reporting Regulations
Under applicable U.S. Treasury Regulations, if a U.S. stockholder recognizes a loss with respect to shares of $2 million or more for a non-corporate U.S. stockholder or $10 million or more for a corporate U.S. stockholder in any single taxable year (or a greater loss over a combination of years), the U.S. stockholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. stockholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, U.S. stockholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to U.S. stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. stockholders should consult their own tax advisers to determine the applicability of these regulations in light of their individual circumstances.
Limitation on Deduction for Certain Expenses
For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, shareholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will qualify as a publicly offered RIC, but no certainty can be provided that we will be successful in doing so or, if successful, whether we will continue to so qualify in future periods. If we are not a publicly offered RIC for any period, a non-corporate U.S. stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For taxable years beginning before January 1, 2026, non-corporate U.S. stockholders, including individuals, trusts, and estates, such amounts generally will not be entitled to a deduction for such expenses. For taxable years beginning after December 31, 2025, the ability of such non-corporate taxpayers to deduct such expenses will be subject to significant limitations. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.
U.S. Taxation of Tax-Exempt U.S. Stockholders
A U.S. stockholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. stockholder of the activities we propose to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its shareholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. stockholder generally should not be subject to U.S. taxation solely as a result of the stockholder’s ownership of shares of common stock and receipt of dividends with respect to such shares. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. stockholder. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected. In addition, special rules would apply if we were to invest in certain real estate investment trusts or other taxable mortgage pools, which we do not currently plan to do, that could result in a tax-exempt U.S. stockholder recognizing income that would be treated as UBTI.

Taxation of Non-U.S. Stockholders
Distributions and Dispositions
In general, Non-U.S. stockholders that are not otherwise engaged in a U.S. trade or business will not be subject to U.S. federal income tax on distributions paid by us. However, distributions of our “investment company taxable income” generally are subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current or accumulated earnings and profits unless an applicable exception applies. No withholding will be required with respect to such distributions if (i) the distributions are properly reported to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. We anticipate that distributions of a substantial portion of investment company taxable income will be reported as interest-related dividends or short-term capital gain dividends that are exempt from withholding, but no assurance can be provided that any of our distributions will qualify for this exemption. However, it is expected that Non-U.S. stockholders will be subject to withholding of U.S. federal income tax at a 30% rate (or a lower rate provided by an applicable income tax treaty) to the extent that distributions are from non-interest income or from interest income from non-U.S. companies, and such amounts may be meaningful.
If such distributions of our investment company taxable income are effectively connected with a U.S. trade or business of the Non-U.S. stockholder (and, if a treaty applies, are attributable to a U.S. permanent establishment of the Non-U.S. stockholder), we will not be required to withhold U.S. federal tax from such distributions if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.
Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, properly reported by us as capital gain dividends and gains realized by a Non-U.S. stockholder upon the sale, exchange or other taxable disposition of our common stock generally will not be subject to U.S. federal or withholding income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the U.S.) or, in the case of an individual, the Non-U.S. stockholder was present in the U.S. for 183 days or more during the taxable year and certain other conditions are met.
If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the corporate-level U.S. federal income tax we pay on the capital gains deemed to have been distributed; however, in order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.
If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale, exchange or other taxable disposition of our common stock, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder (and, if an income tax treaty applies, are attributable to a U.S. permanent establishment maintained by the Non-U.S. stockholder), such amounts will be subject to U.S. income tax, on a net income basis, in the same manner, and at the graduated rates applicable to, a U.S. stockholder. For a corporate Non-U.S. stockholder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale, exchange or other taxable disposition of our common stock that are effectively connected to a U.S. trade or business (and, if a treaty applies, are attributable to a U.S. permanent establishment), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). Aside from the above or as discussed below, non-U.S. stockholders generally will not be subject to U.S. federal income or withholding with respect to gain recognized on the sale or other taxable disposition of shares.
Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.
If we were unable to qualify for treatment as a RIC, any distributions by us would be treated as dividends to the extent of our current and accumulated earnings and profits. We would not be eligible to report any such dividends as interest-related dividends, short-term capital gain dividends, or capital gain dividends. As a result, any such dividend paid to a Non-U.S. stockholder that is not effectively connected with a U.S. trade or business of the Non-U.S. stockholder (and, if an income tax treaty applies, attributable to a permanent establishment maintained by the Non-U.S. stockholder in the U.S.) would be subject to the 30% (or reduced applicable treaty rate) withholding tax discussed above regardless of the source of the income giving rise to such distribution. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Non-U.S. stockholder’s tax basis, and any remaining distributions would be treated as a gain from the sale of the Non-U.S. stockholder’s shares subject to taxation as discussed above. For the consequences to the Company for failing to qualify as a RIC, see “Failure to Qualify as a RIC” above.
Backup Withholding and Information Reporting
U.S. Stockholders
Information returns are required to be filed with the IRS in connection with dividends on the common stock and proceeds received from a sale or other disposition of the common stock to a U.S. stockholder unless the U.S. stockholder is an exempt recipient. U.S. stockholders may also be subject to backup withholding on these payments in respect of the common stock unless such U.S. stockholder provides its taxpayer identification number and otherwise complies with applicable requirements of the backup withholding rules or provides proof of an applicable exemption.

Non-U.S. Stockholders
Information returns are required to be filed with the IRS in connection with payment of dividends on the common stock to Non-U.S. stockholders. Unless a Non-U.S. stockholder complies with certification procedures to establish that it is not a U.S. person, information returns may also be filed with the IRS in connection with the proceeds from a sale or other disposition of the common stock. A Non-U.S. stockholder who is a nonresident alien individual may be subject to information reporting and backup-withholding of U.S. federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN or IRS Form W-8BEN-E (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.
Amounts withheld under the backup withholding rules are not additional taxes and may be refunded or credited against a U.S. stockholder’s or Non-U.S. stockholder’s U.S. federal income tax liability, if any, provided the required information is timely furnished to the IRS.
FATCA
Legislation commonly referred to as the Foreign Account Tax Compliance Act (“FATCA”) generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either: (i) enter into an agreement with the U.S. Department of Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends (and in the future, potentially certain other payments). The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, FATCA also imposes a 30% withholding on payments to foreign entities that are not FFIs unless such foreign entities certify that they do not have a greater than 10% U.S. owner or provide the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a Non-U.S. stockholder and the status of the intermediaries through which they hold their shares, Non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares. Under certain circumstances, a Non-U.S. stockholder might be eligible for refunds or credits of such taxes.
Item 1A.    Risk Factors
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the market price of our common stock, if any, could decline and you may lose all or part of your investment. The risk factors presented below are those we believe to be the principal risk factors associated with our Company given our investment objectives, investment policies and capital structure.
The following is a summary of the principal risk factors associated with an investment in the Company. Further details regarding each risk included in the below summary list can be found further below.
•We have a limited operating history as a BDC.
•Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, such fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.
•We are dependent upon our executive officers and our Adviser’s senior investment team and members of its Investment Committee, in particular, Mr. Labe and Mr. Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.
•Our business model depends, in part, upon TPC’s relationships with a select group of leading venture capital investors. Any inability of TPC to maintain or develop these relationships, or the failure of these relationships to result in referrals of investment opportunities for us, could have a material adverse effect on our business.
•Investors may default on capital drawdowns.
•We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively.
•We may need to raise additional capital to grow. If additional capital is not available or not available on favorable terms, our ability to grow will be impaired.
•Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

•We finance certain of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.
•We may default under the Credit Facility or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.
•Because we use debt to finance certain of our investments, if market interest rates were to increase, our cost of capital could increase, which could reduce our net income. In addition, if the Credit Facility were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
•Our ability to enter into transactions with our affiliates and to make investments in venture capital-backed companies along with our affiliates is restricted by the 1940 Act which may limit the scope of investment opportunities available to us.
•Our Adviser may be subject to conflicts of interest with respect to taking actions regarding many investments in which TPC or its affiliates also have an interest.
•Our investments are concentrated in technology and other high growth industries, some of which are subject to extensive government regulation, which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.
•Our investment strategy includes a primary focus on venture capital-backed companies, which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns, and below investment grade ratings, which could cause you to lose all or part of your investment in us.
•Our existing and/or future portfolio companies may not draw on any of our unfunded obligations or may draw our outstanding unfunded obligations at a time when our capital is not readily available.
•If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.
•Our portfolio companies may have limited operating histories and financial resources.
•The lack of liquidity in our investments may materially and adversely affect our ability to meet our investment objectives.
•Prepayments of our loans could have a material adverse impact on our results of operations and our ability to make stockholder distributions, increase the risk of violating 1940 Act provisions applicable to BDCs and breaching covenants under our borrowing arrangements, and could result in a decline in value of our shares.
•Shares of our common stock are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever, and there may be no future Advanced Liquidity Event. Therefore, our stockholders will have limited liquidity.
•Investing in our common stock may involve an above average degree of risk.
•Global capital markets could enter a period of severe disruption and instability or an economic recession. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could impair our portfolio companies and harm our operating results.
•Events outside of our control, including relating to public health crises, may negatively affect our portfolio companies’ and our results of operations and financial condition, as well as the amount or frequency of our distributions to stockholders.
Risks Relating to our Business and Structure
We have a limited operating history as a BDC.
The Company is newly-formed and has a limited operating history as a BDC. As a result, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.
Deterioration in the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations. Such economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.
The broader fundamentals of the United States economy remain mixed. In the event that the United States economy contracts, it is likely that the financial results of venture capital-backed companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.

Although we have been able to secure access to additional liquidity, including through the Credit Facility, the potential for volatility in capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
A failure on our part to maintain our status as a BDC may significantly reduce our operating flexibility.
If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.
We are dependent upon our executive officers and our Adviser’s senior investment team and members of its Investment Committee, in particular, Mr. Labe and Mr. Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.
Our Adviser has entered into the Staffing Agreement with TPC. Pursuant to the Staffing Agreement, TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Mr. Labe and Mr. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Under the Staffing Agreement, TPC is required to make the Adviser aware of any financings that TPC evaluates, originates, or in which TPC participates, and the Adviser is responsible for allocating the investment opportunities among its affiliates fairly and equitably over time in accordance with its allocation policy. We depend on the diligence, skill and network of business contacts of our Adviser’s senior investment team and our executive officers to achieve our investment objective. We cannot assure you that TPC will fulfill its obligations under the Staffing Agreement or its allocation policy. Further, the Staffing Agreement may be terminated with 60 days’ prior written notice, and we cannot assure you that the Staffing Agreement will not be terminated by TPC or that our Adviser will continue to have access to the professionals and Investment Committee of TPC or its information and deal flow. The loss of any such access would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.
Our business model depends, in part, upon TPC’s relationships with a select group of leading venture capital investors. Any inability of TPC to maintain or develop these relationships, or the failure of these relationships to result in referrals of investment opportunities for us, could have a material adverse effect on our business.
We depend, in part, upon TPC to maintain industry relationships, including with a select group of leading venture capital investors, and we utilize these relationships to source and identify potential investment opportunities, although this group of leading venture capital investors, which may be modified from time to time, is not obligated to provide us with referrals for investment opportunities. If TPC fails to maintain or develop such relationships, or if we fall out of favor with such venture capital investors, it could decrease our access to these investors or their support and we may not be able to grow our investment portfolio. We can offer no assurance that these relationships will result in any investment opportunities for us in the future. In addition, any harm to the reputation of TPC and/or its select group of leading venture capital investors or their relationships could decrease our deal flow and the outlook of our investments which could have a material adverse effect on our financial condition, results of operations and cash flows.
Our success depends on the ability of TPC and our Adviser to attract and retain qualified personnel in a competitive environment.
Our growth requires that TPC and our Adviser retain and attract new investment and administrative personnel in a competitive market. Their ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, their and our reputations and their ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with whom TPC and our Adviser compete for experienced personnel, including investment funds, have greater resources than they have.
We may not replicate the historical results achieved by TPC or members of its senior investment team.
Within venture capital-backed companies, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and leasing expertise and technology and other high growth industries knowledge, specialization and flexibility from a lender. As a result, we cannot assure you that we will replicate the historical results achieved by the Adviser or members of its senior investment team and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods.

Investors may default on capital drawdowns.
In connection with our private offerings of common stock, we will issue Drawdown Notices on Capital Commitments from time to time at our discretion based upon our and the Adviser’s assessment of our needs and opportunities. To satisfy such capital drawdowns, investors may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash. If an investor fails to timely pay to us installments of its Capital Commitment, and the Capital Commitments made by non-defaulting investors and our available capital resources, liquidity and/or borrowings are inadequate to cover the defaulted Capital Commitment, we may be unable to pay our obligations when due, including under the terms of our borrowing arrangements and in connection with the fulfillment of unfunded commitments to our portfolio companies, or otherwise implement our investment strategy. As a result, we may be subjected to significant penalties and consequences that could have a material adverse effect on the returns of our investors (including non-defaulting investors), and non-defaulting investors may be subject to increased expenses and/or funding requirements. Moreover, the Subscription Agreements signed by investors in our private offerings of common stock provide for significant adverse consequences in the event an investor defaults on its Capital Commitment or other payment obligations.
The nature of our approach to our business may lead to volatility and variability from period to period with respect to new originations. Our financial condition and results of operations depends upon our ability to effectively manage credit, deploy capital and grow our business.
Our ability to achieve our investment objective depends on our Adviser’s ability to manage our business and to grow our investments and earnings. This depends on our Adviser’s ability to identify, invest in and monitor companies that meet our underwriting criteria. Furthermore, our Adviser may choose to slow or accelerate new business originations depending on market conditions, rate of investment of TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, and other market dynamics. The achievement of our investment objective on a cost-effective basis depends upon our Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Accomplishing this result on a cost-effective basis is largely a function of our Adviser’s origination capabilities, management of the investment process, ability to provide efficient services and access to financing sources on acceptable terms. Our Adviser’s senior investment team also has substantial responsibilities in connection with the management of TPC’s investment vehicles and business segments. We caution you that the principals of our Adviser may be called upon to provide and currently do provide significant managerial assistance to portfolio companies and other investment vehicles which are managed by the Adviser. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our financial condition, results of operations and cash flows.
We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively.
Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. One or more of our competitors may have or develop relationships with TPC’s select group of leading venture capital investors. We may also be limited in our ability to make an investment pursuant to the restrictions under the 1940 Act to the extent one or more of our affiliates has an existing investment with such obligor. Additionally, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to tax as a RIC.
The competitive pressures we face may have a material adverse effect on our financial condition, results of operations and cash flows. We do not compete primarily on the financing terms we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. We may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for tax treatment as a RIC under Subchapter M of the Code.
Although we expect to be treated as a RIC commencing with the taxable year ending December 31, 2020, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC. To obtain and maintain our qualification as a RIC, we must meet the following source-of-income, asset diversification, and distribution requirements.
The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities or any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
The Annual Distribution Requirement will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to (i) certain asset coverage ratio requirements under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC.
If we fail to qualify as a RIC for any reason and therefore become subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may need to raise additional capital to grow. If additional capital is not available or not available on favorable terms, our ability to grow will be impaired.
We may need additional capital to fund new investments or unfunded commitments and grow our portfolio of investments. We intend to access the capital markets periodically in the future to issue debt or additional equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. In addition, there may be fewer lenders familiar with, or willing to provide credit to, firms in our industry. The availability of debt from lenders may be more limited than it is for firms that are not in our industry due to the credit profile of our targeted borrowers or the structure and risk profile of our unrated loans. As a result, we may have difficulty raising additional capital in order to fund our loans and grow our business.
In order to maintain our ability to be subject to tax as a RIC, we will be required to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders. As a result, these earnings will not be available to fund new investments. Under the 1940 Act, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we have outstanding (or that we may issue in the future), of at least 150%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or issue additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings.
In addition, shares of closed-end investment companies have recently traded at discounts to their net asset values. After the listing of our common stock on a national securities exchange, including through an Advanced Liquidity Event, if any, if our common stock trades below its net asset value, we will not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities and our net asset value could decline.
A reduction in the availability of new capital or an inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have a material adverse effect on our financial condition, results of operations and cash flows.
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, in certain circumstances, we may be required to recognize taxable income prior to when we receive cash, such as the accrual of end-of-term payments, PIK, interest payments and/or OID. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. OID decreases our loan balance by an amount equal to the cost basis of the upfront warrant investment received and certain capitalized fees we receive in connection with our loan and is recognized by us as non-cash income over the life of the secured loan. Our secured loans generally include an end-of-term payment and/or PIK interest payment. Such payments, which could be significant relative to our overall investment activities are included in income before we receive any corresponding cash payment. We are also required to include in income certain other amounts that we will not receive in cash, including OID.

To the extent OID instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of our income, investors will be exposed to typical risks associated with such income that are required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) an election to defer PIK interest payments by adding them to loan principal increases our gross assets, which will increase our Adviser’s future base management fees following any listing of shares of our common stock on a national securities exchange, and increases future investment income, thus increasing the Adviser’s future income incentive fees at a compounding rate; (d) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash; (e) because OID income is accrued without any cash being received by us, required cash distributions may have to be paid from offering proceeds or the sale of our assets without investors being given any notice of this fact; (f) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (g) even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan; (h) OID creates risk of non-refundable cash payments to our Adviser on-cash accruals that may never be realized; and (i) because OID will be included in our “investment company taxable income” for the year of the accrual, we may be required to make distributions to stockholders to satisfy the Annual Distribution Requirement applicable to RICs, even where we have not received any corresponding cash amount.
Since, in these cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to maintain our tax treatment as a RIC and to avoid a 4% U.S. federal excise tax on certain of our undistributed income. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain sufficient cash from other sources, we may fail to qualify for tax treatment as a RIC and thus be subject to corporate-level income tax.
You may not receive distributions or our distributions may not grow over time.
We intend to make distributions on a quarterly basis to our common stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be materially and adversely affected by the impact of one or more of the risks described herein. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
We may issue debt securities or additional shares of preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (i.e., the amount of debt may not exceed 66-2/3% of the value of our assets) of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. To the extent we have senior securities outstanding, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
We are not generally able to issue and sell our common stock at a price below net asset value per share. In the future, however, we may sell our common stock at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and you may experience dilution.

Incurring additional leverage could increase the risk of investing in the Company. The use of leverage may increase the likelihood of our defaulting on our obligations.
Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. We are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. As of December 31, 2020, the Company’s asset coverage for borrowed amounts was 332%.
If we incur additional leverage, you will experience increased risks of investing in our common stock. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock or of securities convertible into our common stock or warrant investments representing rights to purchase our common stock or securities convertible into our common stock.
We finance certain of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.
We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of December 31, 2020, we had $45.0 million of principal outstanding under the Credit Facility. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.
If our asset coverage ratio, as determined under the 1940 Act, declines below 150%, we will not be able to incur additional debt or issue additional preferred stock and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ depends on our Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2020, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2020(1)	(25.3)%	(18.0)%	(10.6)%	(3.2)%	4.2%
_______________
(1)The hypothetical return to common stockholders is calculated by multiplying our total assets as of December 31, 2020 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended December 31, 2020, adjusted for the dividends on our Series A Preferred Stock (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Capital Resources and Borrowings—Series A Preferred Stock” of Part II of this Annual Report on Form 10-K); and then dividing the resulting difference by our total assets attributable to common stock. The calculation assumes the Company had (i) $155.8 million in total assets, (ii) $45.0 million in total debt outstanding, (iii) $525,000 in aggregate liquidation preference of our Series A Preferred Stock, (iv) $106.1 million in net assets, and (v) a weighted average cost of borrowings of 25.0%.
Based on our outstanding indebtedness of $45.0 million as of December 31, 2020 and the aggregate liquidation preference of our Series A Preferred Stock of $525,000, our investment portfolio would have been required to experience an annual return of at least 7.3% to cover annual interest payments on the outstanding debt and dividends on our Series A Preferred Stock.

As required by Section 18(a) and 61(a) of the 1940 Act, in connection with the issuance of certain senior securities, a provision generally must be made by us to prohibit the declaration of any dividend or distribution on the Company’s stock, other than a dividend payable in our common stock, or the repurchase of any stock unless at the time of the dividend or distribution declaration or repurchase there is asset coverage (computed in accordance with Section 18(h) of the 1940 Act) of at least 150% on our senior securities after deducting the amount of the dividend, distribution or repurchase.
In addition, the Credit Facility imposes, and any debt facilities or other borrowing arrangements we may enter into in the future may impose, certain financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our ability to be subject to tax treatment as a RIC under Subchapter M of the Code.
We may default under the Credit Facility or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.
In the event we default under the Credit Facility or any future indebtedness or are unable to amend, repay or refinance any such indebtedness on commercially reasonable terms, or at all, our business could be materially and adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility or any future indebtedness, any of which would have a material adverse effect on our financial condition, results of operations and cash flows.
Events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) breach of a key man clause relating to our Chief Executive Officer, James P. Labe, and our President and Chief Investment Officer, Sajal K. Srivastava; and (vi) our failure to maintain our qualification as a BDC. Following any such default, the facility agent under the Credit Facility could assume control of the disposition of any or all of our assets or restrict our utilization of any indebtedness, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our continued compliance with the covenants under the Credit Facility depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the governing instruments relating to our borrowings or acceleration by the applicable lenders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Credit Facility, or under any future credit facility, is accelerated, we may be unable to repay or finance the amounts due.
Because we use debt to finance certain of our investments, if market interest rates were to increase, our cost of capital could increase, which could reduce our net income. In addition, if the Credit Facility were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
Because we borrow money to finance certain of our investments, including under the Credit Facility, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net income. In addition, if the Credit Facility were to become unavailable to us and attractive alternative financing sources were not available, it could have a material adverse effect on our business, financial condition and results of operations.
In July 2017, the head of the United Kingdom Financial Conduct Authority (the “FCA”) announced that it intends to phase out the use of London Interbank Offered Rate (“LIBOR”) by the end of 2021. Although there have been consultations regarding the extension of the LIBOR transition deadline to the end of June 2023, there is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The first publication of SOFR was released in April 2018. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is uncertain whether SOFR will attain market traction or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. Following any replacement of LIBOR, some or all of our loan agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of the Credit Facility. If we are unable to do so, amounts drawn under the Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for, or value of, any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued proposed regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the proposed regulations, to avoid such alteration or modification of the terms of a debt instrument being treated as a taxable exchange, the fair market value of the modified instrument or contract must be substantially equivalent to its fair market value before the qualifying change was made. The IRS may withdraw, amend or finalize, in whole or part, these proposed regulations and/or provide additional guidance, with potential retroactive effect.
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
The Credit Facility is, and any future indebtedness may be, backed by all or a portion of our assets on which the lenders may have a security interest. We may pledge up to 100% of our assets or the assets of our Financing Subsidiary and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Any security interests that we grant will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the agreements governing our indebtedness, including the Credit Facility, including applicable diversification and eligibility requirements, or any of our future indebtedness limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Credit Facility or any of our future indebtedness would or may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness.
Adverse developments in the credit markets may impair our ability to enter into any other future borrowing facility.
During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to enter into a new borrowing facility, obtain other financing to finance the growth of our investments or refinance any outstanding indebtedness on acceptable economic terms or at all.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business—Regulation.”
We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms or at all. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our financial condition, results of operations and cash flows.
If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility. For these reasons, loss of our status as a BDC likely would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, such fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.
Most of our investments take the form of secured loans, warrants and direct equity investments that are not publicly traded. The fair value of loans and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board. Most of our investments are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our investments require significant management judgment or estimation. We retain the services of one or more independent third-party valuation firms to review the valuation of these loans and other investments. The valuation for each portfolio investment, including our Level 3 investments, is reviewed at least annually by an independent third-party valuation firm. However, the Board does not intend to have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10.0% of our gross assets) reviewed by an independent third-party valuation firm, given the expenses involved in connection therewith. The Board discusses valuations on a quarterly basis and determines, in good faith, the fair value of each investment in our portfolio based on the input of our Adviser, the independent third-party valuation firm and the Audit Committee. The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate, such factors as yield, maturity and measures of credit quality, the enterprise value of the company, the nature and realizable value of any collateral, the company’s ability to make payments and its earnings and discounted cash flow, our assessment of the support of their venture capital investors, the markets in which the company does business, comparisons to similar publicly traded companies and other relevant factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and other investments existed. Our net asset value could be materially and adversely affected if our determinations regarding the fair value of our loans and other investments were materially higher than the values that we ultimately realize upon the disposal of such loans and other investments.
We are an emerging growth company under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make an investment in shares of our common stock less attractive to investors.
We are and we will remain an emerging growth company as defined in the JOBS Act until the earliest of (i) the last day of our fiscal year in which the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement occurs; (ii) the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.07 billion; (iii) the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.
For so long as we remain an emerging growth company, we will continue to be able to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act.
Because of the exemptions from various reporting requirements provided to us as an emerging growth company under the JOBS Act, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.
We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our securities.
Complying with the applicable requirements of Section 404 of the Sarbanes-Oxley Act requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. If we are not able to implement the applicable requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports. This could have a material adverse effect on us and lead to a decline in the price of our securities.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the value of our common stock. Nevertheless, any such changes could materially and adversely affect our business and impair our ability to make distributions to our stockholders.
Our Adviser or our Administrator can resign upon 60 days’ notice and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could materially and adversely affect our financial condition, results of operations and cash flows.
Our Adviser has the right under the Advisory Agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If our Adviser or our Administrator were to resign, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, results of operations and cash flows as well as our ability to pay distributions to our stockholders are likely to be materially and adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and our Administrator. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may materially and adversely affect our financial condition, results of operations and cash flows.
The failure in cyber security systems, as well as the occurrence of events unanticipated in our Adviser’s disaster recovery systems and management continuity planning or a support failure from external providers during a disaster could impair our ability to conduct business effectively.
The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, regulatory penalties, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations.
Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.
If we are unable to manage our growth, our results of operations could suffer.
Rapid growth of our portfolio would require expanded portfolio monitoring, increased personnel, expanded operational and financial systems and new and expanded control procedures. Our Adviser may be unable to attract sufficient qualified personnel or successfully manage expanded operations. As our portfolio expands, we may periodically experience constraints that would adversely affect our Adviser’s ability to identify and capitalize on investment opportunities, conduct a thorough and efficient diligence and credit analysis, close financing transactions in a timely fashion and/or effectively monitor our portfolio companies. Failure to manage growth effectively could materially and adversely affect our financial condition, results of operations and cash flows.

Risks Relating to our Conflicts of Interest
Our ability to enter into transactions with our affiliates and to make investments in venture capital-backed companies along with our affiliates is restricted by the 1940 Act which may limit the scope of investment opportunities available to us.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act. In addition, any venture capital-backed company in which TPC or its affiliates own 5% or more of its outstanding voting securities will be our affiliate for purposes of the 1940 Act. We are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors and, in certain cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities and certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from (i) buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by TPC or our Adviser or any of their affiliates or in which TPC or our Adviser or any of their affiliates also hold an interest or (ii) modifying any security that we hold in a company in which TPC or our Adviser or any of their affiliates also hold an interest without the prior approval of the SEC, which may limit our ability to take any action with respect to an existing investment or potential investment regardless of whether we conclude that the action may be in the best interest of our stockholders.
TPC and the Adviser also manage, and in the future may manage, other investment funds, accounts or vehicles that invest or may invest in companies and investments similar to those in our investment portfolio. Subject to the Adviser’s allocation policy and applicable law, other vehicles sponsored or managed by the Adviser’s senior investment team, including TPVG, also invest in venture capital-backed companies or may have prior investments outstanding to our borrowers. As a result, members of the senior investment team and the Investment Committee of our Adviser may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by them, including TPVG, with similar or overlapping investment objectives. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by our Adviser’s senior investment team, such investment will be apportioned by our Adviser’s senior investment team in accordance with (1) our Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Co-investment opportunities will be allocated amongst us, TPC and/or investment funds, accounts and vehicles managed by the Adviser or its affiliates, including TPVG: (1) consistent with both the Adviser’s allocation policies and procedures and the conditions of the Exemptive Order, as applicable; and (2) and in a manner reasonably designed to ensure that investment opportunities are allocated fairly and equitably over time. Such apportionment may not be strictly pro rata, depending on the good faith determination of all relevant factors, including, without limitation, differing investment objectives, amount of capital available for each potential investing entity, diversification considerations, regulatory restrictions and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us.
We may co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC or its affiliates, including TPVG, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, on March 28, 2018, TPC and our Adviser received the Exemptive Order from the SEC, which permits greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC or its affiliates, including TPVG, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
Our Adviser may be subject to conflicts of interest with respect to taking actions regarding many investments in which TPC or its affiliates also have an interest.
Although our Adviser has adopted a compliance program that includes conflicts of interest policies and procedures, as well as allocation policies and procedures, that are designed to mitigate the potential actual or perceived conflicts between us, on the one hand, and TPC and its affiliates, on the other hand, it may not eliminate all potential conflicts. TPC and its affiliates may have previously made investments in secured loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments in some of the same venture capital-backed companies in which we expect to invest. In certain of these circumstances, we may have rights and privileges that give us priority over others associated with the issuer, such as TPC or its affiliates. These rights, if exercised, could have a detrimental impact on the value of the investment made by TPC or its affiliates in the issuer, and as a result and subject to the applicable provisions of the Advisers Act and the 1940 Act, our Adviser may not exercise the Company’s rights if the Adviser believes TPC or its affiliates would be disadvantaged by the Company taking such action, even if it is in the best interests of our stockholders. In addition, our Adviser may be subject to a conflict in seeking to make an investment in an issuer in which TPC or its affiliates have already invested, and we may still choose to make such investment, where permissible, subject to the approval of a majority of our directors who have no financial interest in the investment and a majority of our independent directors. In such a scenario, our Adviser may be influenced to make an investment or take actions in order to protect the interests of TPC or its affiliates in the issuer.
Our incentive fee may induce our Adviser to pursue speculative investments and to use leverage when it may be unwise to do so.
The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Adviser is determined, which is calculated separately in two components as a percentage of the interest and other investment income in excess of a quarterly minimum hurdle rate and as a percentage of the realized gain on invested capital, may encourage our Adviser to use leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock or of securities convertible into our common stock or warrant investments representing rights to purchase our common stock or securities convertible into our common stock. In addition, our Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on investment income, there is no minimum level of gain applicable to the portion of the incentive fee based on net capital gains. As a result, our Adviser may have an incentive to invest more in investments that are likely to result in capital gains as compared to income producing securities or to advance or delay realizing a gain in order to enhance its incentive fee. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase of the amount of incentive fees payable to our Adviser with respect to our pre-incentive fee net investment income.
We may pay our Adviser an incentive fee on certain investments that include a deferred interest feature.
We underwrite our loans to generally include an end-of-term payment, a PIK interest payment and/or OID. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments which equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income or OID until they are paid. In addition, in connection with our equity related investments, we may be required to accrue OID which decreases the balance on our secured loans by an amount equal to the value of the warrant investments we receive in connection with the applicable secured loan over its lifetime. Under these types of investments, we accrue interest during the life of the loan on the end-of-term payment, PIK interest payment and/or OID but do not receive the cash income from the investment until the end of the term. However, our pre-incentive fee net investment income, which is used to calculate the income portion of our incentive fee, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash, such as an end-of-term payment, a PIK interest payment and/or OID.
The valuation process for certain of our investments may create a conflict of interest.
For many of our investments, no market-based price quotation is available. As a result, our Board determines the fair value of these secured loans, warrant and equity investments in good faith as described above in “ –Risks Relating to our Business and Structure – Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, such fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.” In connection with that determination, our Adviser’s senior investment team provides our Board with valuation recommendations based upon the most recent and available information, which generally includes industry outlook, capitalization, financial statements and projected financial results of each portfolio company. Other than de minimis investments of less than 1% of our gross assets (up to an aggregate of 10% of our gross assets), the valuation for each investment is reviewed by an independent valuation firm annually and the ultimate determination of fair value is made by our Board, including our interested directors, and not by such independent valuation firm. The Board, however, may request at its discretion to have such de minimis investments valued by an independent valuation firm. In addition, Mr. Labe and Mr. Srivastava, each an interested member of our Board, have a material pecuniary interest in our Adviser and serve on its Investment Committee. The participation of our Adviser’s senior investment team in our valuation process, and the pecuniary interest in our Adviser by certain members of our Board, could result in a conflict of interest as our Adviser’s incentive fee is based, in part, on realized gains and realized and unrealized losses.
There are conflicts related to our arrangements with TPC and our Administrator.
We have entered into the License Agreement with TPC under which TPC granted us a non-exclusive, royalty-free license to use the name “TriplePoint” and the TriplePoint logo. We have also entered into the Administration Agreement with our Administrator pursuant to which we are required to pay our Administrator an amount equal to the allocable portion of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the chief compliance officer and chief financial officer and their respective staffs. This creates conflicts of interest that our Board will monitor. For example, under the terms of the License Agreement, we are unable to preclude TPC from licensing or transferring the ownership of the “TriplePoint” name to third parties, some of which may compete against us. Consequently, we are unable to prevent any damage to goodwill that may occur as a result of the activities of TPC or others. Furthermore, in the event the License Agreement is terminated, we will be required to change our name and cease using “TriplePoint” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

The Advisory Agreement was not negotiated at arm’s length and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.
Pursuant to the terms of the Advisory Agreement, our Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and performing diligence of our investments and monitoring our investment portfolio on an ongoing basis. The Advisory Agreement was negotiated between related parties. Consequently, its terms, including fees payable to our Adviser, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under the Advisory Agreement because of our desire to maintain our ongoing relationship with our Adviser.
Our Adviser’s liability is limited under the Advisory Agreement and we have agreed to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Advisory Agreement, our Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board in following or declining to follow our Adviser’s advice or recommendations. Under the Advisory Agreement, our Adviser and its professionals and any person controlling or controlled by our Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting criminal conduct, gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that our Adviser owes to us under the Advisory Agreement. In addition, as part of the Advisory Agreement, we have agreed to indemnify our Adviser and its professionals from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s or such person’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Advisory Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Risks Relating to our Investments
Our investments are concentrated in technology and other high growth industries, some of which are subject to extensive government regulation, which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.
A consequence of our investment strategy is that our investment returns will be materially and adversely affected if the companies or the industries we target perform poorly. Beyond the asset diversification requirements to which we will be subject as a RIC and any concentration limitations we have agreed or may agree to as part of the Credit Facility or any future indebtedness, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one company and our investments could be concentrated in relatively few industries.
Our investments may be subject to extensive regulation by U.S. and foreign federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.
Our portfolio investments are concentrated the technology and other high growth industries. As a result, a downturn in any of these industries and particularly those in which we are heavily concentrated could materially and adversely affect our financial condition, results of operations and cash flows.
Our portfolio may lack diversification among portfolio companies which may subject us to a risk of significant loss if one or more of these companies defaults on its obligations under any of its debt instruments.
Our portfolio consists of a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and any concentration limitations we have agreed or may agree to as part of the Credit Facility or any future indebtedness, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio may be less diversified than the portfolios of other investment vehicles, we may be more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our financial condition, results of operations and cash flows would be negatively affected if a significant portfolio investment fails to perform as expected.
Our total investment in an individual company may be significant. As a result, if a significant investment fails to perform as expected, it may be subject to multiple credit rating downgrades on our internal rating scale within a short period of time. As a result of such deterioration in the performance of a significant investment, our financial condition, results of operations and cash flows could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies.
Our investment strategy includes a primary focus on venture capital-backed companies, which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns, and below investment grade ratings, which could cause you to lose all or part of your investment in us.
We invest primarily in venture capital-backed companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns, compared to more mature companies. The revenues, income (or losses), and projected financial performance and valuations of venture capital-backed companies can and often do fluctuate suddenly and dramatically. For these reasons, investments in our portfolio companies, if rated by one or more ratings agency, would typically be rated below “investment grade,” which refers to securities rated by ratings agencies below the four highest rating categories. Our target venture capital-backed companies may be geographically concentrated and are therefore highly susceptible to materially negative local, political, natural and economic events. In addition, high growth industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in high growth industries, together with cyclical economic downturns, may result in substantial decreases in the value of many venture capital-backed companies and/or their ability to meet their current and projected financial performance to service our debt. Furthermore, venture capital-backed companies also typically rely on venture capital and private equity investors, or initial public offerings, or sales for additional capital.
Venture capital firms in turn rely on their limited partners to pay in capital over time in order to fund their ongoing and future investment activities. To the extent that venture capital firms’ limited partners are unable or choose not to fulfill their ongoing funding obligations, the venture capital firms may be unable to continue operationally and/or financially supporting the ongoing operations of our portfolio companies, which could have a material adverse impact on our financing arrangement with the portfolio company.
These companies, their industries, their products and customer demand and the outlook and competitive landscape for their industries are all subject to change, which could have a material adverse impact on their ability to execute their business plans and generate cash flow or raise additional capital that would serve as the basis for repayment of our loans. Therefore, the venture capital-backed companies in which we invest may face considerably more risk of loss than do companies at other stages of development.
Publicly traded securities involve significant risks that differ from those associated with non-traded securities.
Certain of the companies in which we have invested have in the past conducted initial public offerings and become publicly traded, and other current and future portfolio companies may seek to do the same. In the event that a portfolio company completes an initial public offering, we will hold publicly traded securities in such company. Publicly traded securities involve significant risks that differ in type and degree from the risks associated with investments in private companies. These risks include greater volatility in the valuation of such companies, increased likelihood of shareholder litigation against such companies, and increased costs associated with each of the aforementioned risks. As a result, the market value of the publicly traded securities we hold may fluctuate significantly.
In addition, we are typically subject to lock-up provisions that prevent us from disposing of our investments for specified periods of time after a portfolio company’s initial public offering. In the event that we dispose of any such securities, such securities may be sold at a price less than they otherwise would have been absent restrictions on transfer and/or for less than their initial cost.
Our investments in the technology industry involve significant risks, including highly volatile markets.
We make investments in technology companies, which are generally subject to more volatile markets than companies in other industries. The technology industry can be significantly affected by intense competitive pricing pressures, changing global demand, research and development costs, the ability to attract and maintain skilled employees, component prices, short product cycles and rapid obsolescence of technology. Thus, the ultimate success of a technology company may depend on its ability to continually innovate in increasingly competitive markets. In addition, some technology companies may also be negatively affected by failure to obtain timely regulatory approvals, and may be subject to large capital expenditures. It is possible that certain technology companies will not be able to raise additional financing to meet capital-expenditure requirements or may be able to do so only at a price or on terms which are unfavorable to us. These risks generate substantial volatility in the fair value of the securities of technology companies that are inherently difficult to predict and, accordingly, investments in the technology industry may lead to substantial losses.

Some of our portfolio companies may need additional capital, which may not be readily available.
Venture capital-backed companies may require additional equity financing if their cash flow from operating activities is insufficient to satisfy their continuing growth, working capital and other requirements. Each round of venture financing is typically intended to provide a venture capital-backed company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which our venture capital-backed companies will seek additional capital. It is possible that one or more of our venture capital-backed companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, either of which would negatively impact our investment returns, the fair value of our portfolio and our ability to restructure our investments. Some of these companies may be unable to obtain sufficient financing from private investors, public or private capital markets or traditional lenders. This may have a significant impact if the companies are unable to obtain certain federal, state or foreign agency approval for their products or the marketing thereof, if regulatory review processes extend longer than anticipated and the companies need continued funding for their operations during these times. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are able to utilize traditional credit sources.
Our existing and/or future portfolio companies may not draw on any of our unfunded obligations or may draw our outstanding unfunded obligations at a time when our capital is not readily available.
A commitment to extend credit is a formal agreement to lend funds to our portfolio companies as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our portfolio companies under these commitments have historically been lower than the contractual amount of the commitments. A portion of these commitments expire without being drawn upon, and as such, the total amount of unfunded commitments does not reflect our expected future cash funding requirements.
As of December 31, 2020, our unfunded commitments totaled $72.5 million to 18 portfolio companies. Our credit agreements generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded commitments or any future obligations will be drawn by the venture capital-backed companies. We have also entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2020, this backlog of potential future commitments totaled $16.5 million.
The actual borrowing needs of our portfolio companies may exceed our expected funding requirements, especially during a challenging economic environment when our portfolio companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, an increasing cost of credit or the limited availability of financing from venture capital firms. In addition, investors in some of our portfolio companies may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may increase our portfolio companies’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our portfolio companies may have a material adverse effect on our business, financial condition and results of operations. We intend to use cash flow from normal and early principal repayments, indebtedness, any proceeds from any subsequent equity drawdowns or debt offerings, and available cash to fund our outstanding unfunded obligations. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due. We may rely on assumptions, estimates, assurances and other information related to potential non-utilization of unfunded commitments by our portfolio companies as well as related to potential exit events, principal prepayments, and fee payments. To the extent these assumptions, estimates, assurances and other information are incorrect or events are delayed, we may not be able to fund commitments as they come due. To the extent we are not able to fund commitments as they come due, we may be forced to sell assets, modify the terms of our commitments or default on our commitments, and as a result, our business could be materially and adversely affected.
Unlike traditional lenders, we offer a flexible payment and covenant structure to our portfolio companies and may choose not to take advantage of certain opportunities due to our long-term investment philosophy to develop and maintain deep and longstanding relationships with TPC’s select group of leading venture capital investors, borrowers and entrepreneurs and to preserve our reputation.
As part of the Four Rs, our core investment philosophy, we seek to develop and maintain deep and longstanding relationships with TPC’s select group of leading venture capital investors, borrowers and entrepreneurs and to preserve our reputation. Accordingly, our debt-financing products generally offer borrowers a flexible payment and covenant structure that may not provide us with the same level of protection as more restrictive conditions that traditional lenders typically impose on borrowers. Furthermore, there may be situations with borrowers on our Credit Watch List where we believe that a member of TPC’s select group of venture capital investors intends to, expresses their intent to, or provides subject to milestones or contingencies, continued support, assistance and/or financial commitment to the borrower and our Adviser, based on such representation, may determine to modify or waive a provision or term of our existing loan which we would otherwise be entitled to enforce. The terms of any such modification or waiver may not be as favorable to us as we could have required, or had the right to require, and we may choose to enforce less vigorously our rights and remedies under our loans than traditional lenders due to our investment philosophy to preserve our reputation and maintain a strong relationship with the applicable venture capital investor or borrower based on their representations made to us.

If our portfolio companies are unable to protect their intellectual property rights, our business and prospects could be harmed. If our portfolio companies are required to devote significant resources to protecting their intellectual property rights, then the value of our investment could be reduced.
Our future success and competitive position depend in part upon the ability of our venture capital-backed companies to obtain and maintain proprietary technology used in their products and services, which will often represent a significant portion of the collateral securing our loans. Venture capital-backed companies will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Venture capital-backed companies may have also failed to properly obtain intellectual property ownership that, under intellectual property laws, by default resides with the personnel who created the intellectual property. Consequently, venture capital-backed companies may, from time to time, be required to institute litigation in order to enforce their patents, copyrights or other intellectual property rights, to protect their trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a venture capital-backed company is found to infringe upon or misappropriate a third party’s patent or other proprietary rights, that company could be required to pay damages to such third party, alter its own products or processes, obtain a license from the third party and/or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. Any of the foregoing events could negatively affect both the company’s ability to service our debt obligation and the value of any equity securities that we own, as well as any collateral securing our obligation.
If our portfolio companies are unable to commercialize their technologies, products, business concepts or services, the returns on our investments could be adversely affected.
The value of our investments in our portfolio companies may decline if they are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, information technology, e-commerce, life science, and energy technology-related products and services often have a more limited market or life span than products in other industries. The ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us could be impaired. Our portfolio companies may be unable to successfully acquire or develop any new products, and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we will have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.
Our relationship with certain portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information which may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions.
Our relationship with some of our portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information (including transactional data and personal data about their employees and clients) that may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions. Unauthorized access or disclosure of such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss, improper use, such as insider trading or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs.
Our financial condition, results of operations and cash flows could be negatively affected if we are unable to recover our principal investment as a result of a negative pledge or lack of a security interest on the intellectual property of our venture capital-backed companies.
In some cases, we collateralize our loans with a secured collateral position in a venture capital-backed company’s assets, which may include a negative pledge or, to a lesser extent, no security on their intellectual property. In the case of a negative pledge, the venture capital-backed company cannot encumber or pledge their intellectual property without our permission. In the event of a default on a loan, the intellectual property of the venture capital-backed company will most likely be liquidated to provide proceeds to pay the creditors of the company. There can be no assurance that our security interest, if any, in the proceeds of the intellectual property will be enforceable in a court of law or bankruptcy court or that there will not be others with senior or pari passu credit interests.
If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.
We believe that our borrowers generally are able to repay our loans from their available capital, future capital-raising transactions or current and/or future cash flow from operations. However, to attempt to mitigate credit risks, we typically take a secured collateral position. There is a risk that the collateral securing our secured loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, may be liquidated at a price lower than what we consider to be fair value and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a borrower to raise additional capital.

In some circumstances, other creditors have claims having priority over our senior lien. Although for certain borrowers, we may be the only form of secured debt (other than potentially specific equipment financing), other borrowers may also have other senior secured debt, such as revolving loans and/or term loans, having priority over our senior lien. At the time of underwriting our loans, we generally only consider growth capital loans for prospective borrowers with sufficient collateral that covers the value of our loan as well as the revolving and/or term loans that may have priority over our senior lien; however, there may be instances in which we have incorrectly estimated the current or future potential value of the underlying collateral or the underlying collateral value has decreased, in which case our ability to recover our investment may be materially and adversely affected.
In addition, a substantial portion of the assets securing our investment may be in the form of intellectual property, inventory and equipment and, to a lesser extent, cash and accounts receivable. Intellectual property, if any, that is securing our loan could lose value if, among other things, the borrower’s rights to the intellectual property are challenged or if the borrower’s license to the intellectual property is revoked or expires. Inventory may not be adequate to secure our loan if our valuation of the inventory at the time that we made the loan was not accurate or if there is a reduction in the demand for the inventory.
Similarly, any equipment securing our loan may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value, or if the borrower fails to adequately maintain or repair the equipment. The residual value of the equipment at the time we would take possession may not be sufficient to satisfy the outstanding debt and we could experience a loss on the disposition of the equipment. Any one or more of the preceding factors could materially impair our ability to recover our investment in a foreclosure.
Our portfolio companies may have limited operating histories and financial resources.
Our portfolio consists of investments in companies that have relatively limited operating histories. Generally, very little public information exists about these companies, and we are required to rely on the ability of our Adviser to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These companies may be particularly vulnerable to U.S. and foreign economic downturns such as the recent recession and may have limited access to capital. These businesses also frequently have less diverse product lines and a smaller market presence than larger competitors and may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical, operational and marketing resources, and typically depend upon the expertise and experience of a single individual executive or a small management team. Our success depends, in large part, upon the abilities of the key management personnel of our portfolio companies, who are responsible for the day-to-day operations of our portfolio companies. Competition for qualified personnel is intense at any stage of a company’s development. The loss of one or more key managers can hinder or delay a company’s implementation of its business plan and harm its financial condition. Our portfolio companies may not be able to attract and retain qualified managers and personnel. Any inability to do so may negatively affect our investment returns.
In addition, our existing and future portfolio companies may compete with each other for investment or business opportunities and the success of one could negatively impact the other. Furthermore, some of our portfolio companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may materially and adversely affect the return on, or the recovery of, our investment. As a result, we may lose our entire investment in any or all of our portfolio companies.
The financial projections of our portfolio companies could prove inaccurate.
We generally evaluate the capital structure of portfolio companies on the basis of financial projections prepared by the management of such portfolio companies. These projected operating results are normally based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable with accuracy, along with other factors may cause actual performance to fall short of the financial projections that were used to establish a given portfolio company’s capital structure. Because of the leverage that is typically employed by our portfolio companies, this could cause a substantial decrease in the value of our investment in the portfolio company. The inaccuracy of financial projections could thus cause our performance to fall short of our expectations.

We make debt investments in venture capital-backed companies that generally do not have sufficient cash resources to repay our loan in full at the time of its origination.
We invest primarily in venture capital-backed companies that generally do not have sufficient cash-on-hand to satisfy our loan in full at the time we originate the loan. Following our investment, these companies may be unable to successfully scale operations and increase revenue as we had anticipated at the time we made the investment. In certain circumstances, these companies may not be able to generate meaningful customer sales, commitments or orders due to unfavorable market conditions. As a result, the company may not generate sufficient cash flow to service our loan and/or the company’s venture capital investors may no longer provide the company with meaningful invested equity capital to provide a debt financing cushion to our loan. As a consequence, the company may (i) request us to restructure our loan resulting in the delay of principal repayment, the reduction of fees and/or future interest rates and/or the possible loss of principal or (ii) experience bankruptcy, liquidation or similar financial distress. We may be unable to accommodate any such restructuring request due to the eligibility requirements under the Credit Facility or otherwise. The bankruptcy, liquidation and/or recovery process has a number of significant inherent risks for us as a creditor. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by one of our portfolio companies may adversely and permanently affect our investment in that company. If the proceeding is converted to liquidation, the liquidation value of the company may not equal the fair value that was believed to exist at the time of our investment. The duration of a bankruptcy, liquidation and/or recovery proceeding is also difficult to predict, and a creditor’s return on investment can be materially and adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the obligations we own may be lost by increases in the number and size of claims or by different treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
There may be circumstances when our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Even though we structure many investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business. Such risk of equitable subordination may be potentially heightened with respect to various portfolio investments that we may be deemed to control.
The lack of liquidity in our investments may materially and adversely affect our ability to meet our investment objectives.
The majority of our assets are invested in illiquid loans and a substantial portion of our investments in leveraged companies are subject to legal and other restrictions on resale or are otherwise less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.
To the extent that we invest in equity or equity-linked securities of privately-held companies, there can be no assurances that a trading market will develop for the securities that we wish to liquidate, or that the subject companies will permit their shares to be sold through such marketplaces. A lack of initial public offering opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities that continue to require private funding. This situation may adversely affect the amount of available funding for venture capital-backed companies. A lack of initial public offering opportunities for venture capital-backed companies can also cause some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other companies such as ourselves who are co-investors in such companies.
Even if a subject portfolio company completes an initial public offering, we are typically subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after the initial public offering. As a result, the market price of securities that we hold may decline substantially before we are able to sell these securities following an initial public offering.
Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our funds available for distribution and could have a material adverse effect on our ability to service our outstanding borrowings.
As a BDC, we are required to carry our investments at fair value as determined in good faith by or under the direction of our Board. Decreases in the market values or fair values of our investments are recorded as unrealized losses. Any unrealized losses in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our funds available for distribution in future periods and could materially and adversely affect our ability to service our outstanding borrowings.

Our stockholders do not have any input in our Adviser’s investment decisions.
Our investments are selected by our Adviser, subject to the approval of its Investment Committee. Our stockholders do not have input into our Adviser’s investment decisions. As a result, our stockholders are unable to evaluate any of our potential portfolio investments. These factors increase the uncertainty, and thus the risk, of investing in shares of our common stock.
Because we do not hold controlling equity interests in our portfolio companies, we are not able to exercise control over our portfolio companies or prevent decisions by management that could decrease the value of our investment.
We do not hold controlling equity positions in any of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that have a material adverse effect on our interests. Due to the lack of liquidity of the debt and equity investments that we hold in our portfolio, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investment.
We may suffer a loss if a portfolio company defaults on a loan, including the entire or partial loss of the accrued PIK interest, the end-of-term payment and/or OID, such as warrant investments and facility fees due to us. To the extent we invest in OID instruments, including PIK loans, zero coupon bonds, and debt securities with attached warrants, you will be exposed to certain risks associated with such investments.
Our debt-financing products generally offer a flexible payment and covenant structure to our portfolio companies that may not provide the same level of protection to us as more restrictive conditions that traditional lenders typically impose on borrowers. For example, our secured loans generally include an end-of-term payment, PIK interest payment and/or OID, such as warrant investments and facility fees. If a portfolio company fails to satisfy financial or operating covenants imposed by us or other lenders, the company may default on our loan which could potentially lead to termination of its loans and foreclosure on its assets.
If a portfolio company defaults under our loan, this could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or equity securities that we hold, including payment to us of the end-of-term payment, PIK interest payment and/or OID, such as warrant investments and facility fees. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
To the extent that we invest in OID instruments, including PIK loans, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash, including the following risks:
•the interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;
•the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;
•PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;
•an election to defer PIK interest payments by adding them to principal increases our gross assets and, thus, increases future base management fees to the Adviser and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the Adviser’s future income incentive fees at a compounding rate;
•market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;
•the deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan;
•OID creates the risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized;
•for U.S. federal income tax purposes, we will be required to make distributions of OID income to shareholders without receiving any cash and such distributions have to be paid from offering proceeds or the sale of assets without investors being given any notice of this fact; and
•the required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to U.S. federal corporate-level taxation.

Prepayments of our loans could have a material adverse impact on our results of operations and our ability to make stockholder distributions, increase the risk of violating 1940 Act provisions applicable to BDCs and breaching covenants under our borrowing arrangements, and could result in a decline in value of our shares.
We are subject to the risk that the loans we make to our portfolio companies may be prepaid prior to maturity. We expect that our investments will generally allow for prepayment at any time subject to penalties in certain limited circumstances. When this occurs, we generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments typically have substantially lower yields than the loan being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the loan that was prepaid. As a result, our financial condition, results of operations and cash flows could be materially and adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Prepayments could also negatively impact our ability to make, or the amount of, stockholder distributions with respect to our common stock, which could result in a decline in the value of our shares. In addition, any such prepayments could materially increase the risk of failing to meet 1940 Act provisions applicable to BDCs, including the qualifying asset test, and increases the risk of breaching covenants under the Credit Facility or otherwise triggering an event of default under the relevant borrowing arrangement. These risks are increased to the extent that prepayment levels during a period increase unexpectedly.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We invest a portion of our capital in loans that have a secured collateral position. Our portfolio companies may have, or may be permitted to incur, other debt that is secured by and ranks equally with, or senior to, all or a portion of the collateral secured by the loans in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the loans in which we invest or are entitled to receive payment from the disposition of certain collateral or all collateral senior to us. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with loans in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the portfolio company.
The senior liens on the collateral secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by senior liens on the collateral generally control the liquidation of, and are entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation depends on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the senior liens after payment in full of all obligations secured by other liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by other liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the senior liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the senior liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral;
•waivers of past defaults under collateral documents; and
•we may not have the ability to control or direct such actions, even if our rights, including our security interest in the collateral, are materially and adversely affected.
The disposition of our investments may result in contingent liabilities.
A substantial majority of our investments are loans. In connection with the disposition of an investment in loans, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

Our equity related investments are highly speculative, and we may not realize gains from these investments.
When we make a secured loan, we generally acquire warrant investments in the portfolio company. From time to time we may also acquire equity participation rights in connection with an investment which will allow us, at our option, to participate in current or future rounds of equity financing through direct capital investments in our portfolio companies. In addition, we may be required to accrue OID which decreases the balance on our secured loans by an amount equal to the value of the warrant investment we receive in connection with the applicable secured loan over its lifetime. To the extent we hold these equity related investments, we attempt to dispose of them and realize gains upon our disposition of them. However, the equity related investments we receive and make may not appreciate in value or may decline in value. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business or public offering, or if the portfolio company defaults under its outstanding indebtedness, which could materially decrease the value of, or prevent us from being able to sell, the underlying equity related investment. As a result, we may not be able to realize gains from our equity related investments and any gains that we do realize on the disposition of any equity related investment may not be sufficient to offset any other losses or OID we experience or accrue.
Investments in secured loans to companies with foreign operations may involve significant risks in addition to the risks inherent in U.S. investments.
Our investment strategy contemplates making secured loans to companies with foreign operations. As of December 31, 2020, 17.0% of our portfolio at fair value consisted of companies not domiciled in the United States as they did not have their principal place of business in the United States. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies with no foreign operations or exposure. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations in our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect that investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies with no foreign operations.
We may expose ourselves to risks resulting from our use of interest rate hedging transactions.
As of December 31, 2020, a majority of the debt investments (approximately 71.3% or $80.8 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors. The remaining portion of our debt portfolio bore interest at a fixed rate. Our Credit Facility bears interest at a floating rate indexed to certain indices. We may utilize instruments such as interest rate swaps, caps, collars and/or floors to seek to hedge against fluctuations in the relative values of our fixed-rate portfolio positions and/or to hedge against the impact on our net investment income from changes in market interest rates. When we engage in interest rate hedging transactions, we may expose ourselves to risks associated with such transactions. We believe that any hedging transactions that we enter into in the future will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission (“CFTC”), unless our Adviser registers with CFTC as a commodity pool operator or obtains an exemption from such requirement. On February 18, 2020, our Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and therefore, is not subject to registration or regulation as a commodity pool operator under such Act.
Hedging transactions do not eliminate the risks associated with possible interest rate fluctuations on the value of our investments. These risks include: (i) the possibility that the market will move in a manner or direction that would have resulted in gain for us had an interest rate hedging transaction not been utilized, in which case our performance would have been better had we not engaged in the interest rate hedging transaction; (ii) the risk of imperfect correlation between the risk sought to be hedged and the interest rate hedging transaction used; (iii) potential illiquidity for the hedging instrument used, which may make it difficult for us to close-out or unwind an interest rate hedging transaction; and (iv) the possibility that the counterparty fails to honor its obligation. Furthermore, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
Our failure to make protective or follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “protective” and/or “follow-on” investments, in order to attempt to preserve or enhance the value of our initial investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company, result in a diminished current value or impair the ability or likelihood for a full recovery of the value of our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments or the follow-on investment would affect our qualification as a RIC.

The effect of global climate change may impact the operations of our portfolio companies.
Climate change creates physical and financial risk, and some of our portfolio companies may be adversely affected by climate change. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. In addition, as a result of the potential governmental response to climate change, some of our portfolio companies may become subject to new or strengthened regulations or legislation that could increase their operating costs and/or decrease their revenues.
Risks and Potential Conflicts of Interest Related to the Initial Portfolio Transaction
We may pursue less vigorous enforcement of the terms of the acquisition agreement with TPC regarding the Initial Portfolio transaction because of our dependence on our Adviser.
Under the agreement pursuant to which we consummated the acquisition of our Initial Portfolio, we are entitled to indemnification and damages (as limited by the terms of the agreement) in the event of breaches of representations or warranties made by TPC. We may choose not to enforce, or to enforce less vigorously, our rights under the agreement because of our desire to maintain our ongoing relations with, and our reliance on, the Adviser and, indirectly, TPC, and this could have an adverse effect on our business.
TPC and our Adviser exercised significant influence with respect to the terms of our Initial Portfolio, including the selection of the investments included therein.
We did not conduct arm’s-length negotiations with respect to the terms of the purchase of our Initial Portfolio from TPC. In the course of structuring our Initial Portfolio, TPC and our Adviser had the ability to decide which assets were to be included in the Initial Portfolio. In addition, certain of the Adviser’s senior investment team and members of the Investment Committee are officers and directors of TPC, and may receive economic benefits as a result of the sale of the Initial Portfolio. These conflicts of interest may have impacted TPC and/or the Adviser’s decision with respect to the investments included in the Initial Portfolio and ultimately result in us not realizing the full benefits expected therefrom.
Risks Relating to our Common Stock and Securities
Shares of our common stock are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever, and there may be no future Advanced Liquidity Event. Therefore, our stockholders will have limited liquidity.
Shares of our common stock are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Our common stock is not registered under the Securities Act, or any state securities law and is restricted as to transfer by law and the terms of the Subscription Agreements and our charter. Stockholders generally may not transfer their shares of common stock without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Stockholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.
We do not know at this time what circumstances will exist in the future and therefore we do not know what factors the Board will consider in determining whether to effectuate an Advanced Liquidity Event. If we do undertake an Advanced Liquidity Event involving the receipt by our investors of securities of an entity listed or to be listed on a national securities exchange, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below net asset value.
We may choose to pay dividends in our common stock, in which case you may be required to pay tax in excess of the cash you receive.
We may in the future distribute taxable dividends that are payable in part in shares of our common stock. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the IRS, a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder ultimately sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Investing in our common stock may involve an above average degree of risk.
The investments we make in accordance with our investment strategy may result in a higher amount of risk and higher volatility or loss of principal than alternative investment options. Our investments in venture capital-backed companies with secured loans, warrant investments and direct equity investments may be speculative and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.
If we fail to pay dividends on our Series A Preferred Stock for two years, the holders of our Series A Preferred Stock will be entitled to elect a majority of our directors.
The terms of our Series A Preferred Stock provide for annual dividends in the amount of $120.00 per outstanding share of Series A Preferred Stock. In accordance with the terms of our Series A Preferred Stock, if dividends thereon are unpaid in an amount equal to at least two years of dividends, the holders of Series A Preferred Stock will be entitled to elect a majority of the Board.
General Risk Factors
Global capital markets could enter a period of severe disruption and instability or an economic recession. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could impair our portfolio companies and harm our operating results.
The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations, and risks resulting from any current or future debt crisis in Europe, the United States or elsewhere could have a detrimental impact on the global economy and the financial condition of financial institutions generally.
The Chinese capital markets have experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions, the potential trade war with China and the impact of public health epidemics may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.
In addition, there will likely continue to be considerable uncertainty as to the United Kingdom's post-transition and post-withdrawal framework following its agreement to leave the European Union (the “Brexit”), in particular as to the arrangements which will apply to its relationships with the European Union and with other countries. The new Trade and Cooperation Agreement reached between the European Union and United Kingdom in late 2020 is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China could cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms and could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions, including future recessions, also could increase our funding costs or result in a decision by lenders not to extend credit to us.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the Credit Facility, and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, the illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.

Events outside of our control, including relating to public health crises, may negatively affect our portfolio companies’ and our results of operations and financial condition, as well as the amount or frequency of our distributions to stockholders.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events may adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being facing such persons. The pandemic is having, and any future continuation of the pandemic could have, an adverse impact on the markets and the economy in general.
Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies; in many instances the impact will be adverse and material. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.
The COVID-19 pandemic and the uncertainty regarding the extent and duration of its impact has had a material adverse impact on the venture capital fundraising environment, including with respect to the venture capital-backed companies in which we invest. Our portfolio companies generally require additional equity financing every twelve to twenty-four months. Due to the effects of the COVID-19 pandemic, there is an increased risk that one or more of our venture capital-backed companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, which risk may be amplified with respect to portfolio companies that have already taken steps to reduce or modify business operations or are operating in industries that are, or are perceived to be, more adversely affected by the COVID-19 pandemic. Such events would likely have a negative impact our investment returns, the fair value of our investment and our ability to restructure such investment on favorable terms if such portfolio company’s cash flow from operating activities is insufficient during the COVID-19 pandemic to satisfy its continuing growth, working capital and other requirements or if such portfolio company is otherwise unable to access the benefits of one of the U.S. federal government stimulus programs that may be made available or meet the performance requirements necessary to forgive all or a portion of any loans made to it thereunder, as applicable. In addition, as a result of the financial stress caused by the effects of the COVID-19 pandemic, other investors in our portfolio companies may be unable to, or may choose not to, fulfill their ongoing funding obligations with respect to certain of our portfolio companies, may be unable to continue supporting the ongoing operations of our portfolio companies operationally and/or financially, or may seek to restructure or otherwise modify their existing investments in our portfolio companies in a manner that is detrimental to our investment, which could have a material adverse impact on our financing arrangement with the portfolio company and on our results of operations and financial condition. In addition, we intend to use cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility, our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows and prepayments, and any proceeds from drawdowns in connection with the private offering of our common stock, to fund our outstanding unfunded obligations. Depending on the severity and duration of the impact of the COVID-19 pandemic on our results of operations and financial condition, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due, which could harm the reputation of the Company and TPC among its select group of venture capital investors and in the venture capital market generally. Any such occurrence could decrease our deal flow and the outlook of our investments, resulting in a material adverse effect on our financial condition, results of operations and cash flows.
Developments related to the COVID-19 pandemic may contribute to a decrease in the fair value of certain of our portfolio investments. In addition, the COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have a material adverse effect on our investment income received from portfolio investments, particularly our interest income. We may need to modify our investments in some portfolio companies as a result of the adverse effects of the COVID-19 pandemic, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. If we materially modify the terms of an investment included in the borrowing base for the Credit Facility, then the borrowing base under the Credit Facility may be reduced, which may have a material adverse effect on our results of operations, financial condition and available liquidity. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing existing borrowings under the Credit Facility and distribution payments to stockholders.
Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than expected, may be made less frequently than expected, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a sustained period of world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders, including existing lenders, not to extend credit to us or renew or expand existing credit facilities. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our originations and underwriting processes, the interest rate payable on the secured loans we acquire, any prepayments or repayments made on our secured loans, the timing and amount of any warrant or equity investment returns, the timing of any drawdowns requested by our borrowers, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.
Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may shift our investment focus to other types of investments in which our Adviser’s senior investment team may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our financial condition, results of operations and cash flows.
Worldwide economic conditions, economic recessions or downturns, as well as political and economic conditions, could impair our venture capital-backed companies and harm our operating results.
The business and operating results of our venture capital-backed companies may be impacted by worldwide economic conditions. Any conflict or uncertainty, including due to regulatory changes, natural disasters, public health concerns, political unrest or safety concerns, could harm their financial condition and results of operations and cash flows. In addition, if the government of any country in which products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm the business of our venture capital-backed company investments.
Many of the venture capital-backed in which we make investments are susceptible to economic slowdowns or recessions and may be unable to repay our secured loans during such periods. Adverse economic conditions may decrease the value of collateral securing some of our secured loans. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and materially and adversely impact our financial condition, result of operations and cash flows.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We do not own any real estate or other physical properties materially important to our operations. Our executive offices are located at 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025. These offices are provided by our Administrator pursuant to the Administration Agreement. We believe that our facilities are suitable and adequate for our business.
Item 3.    Legal Proceedings
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Until shares of our common stock are listed on a national securities exchange, including in connection with an IPO or another Advanced Liquidity Event, our common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop.
Because shares of our common stock are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Shares of our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted, and (2) the shares of common stock are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares of our common stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of shares of our common stock may be made except by registration of the transfer on our books and in accordance with the terms of the relevant Subscription Agreement. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares of our common stock and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of March 12, 2021, there were 7 holders of record of our common stock.
Distribution Policy for Common Stock
We intend to pay quarterly distributions to our common stockholders. We intend to elect to be treated, and intend to comply with the requirements to continue to qualify annually, as a RIC under the Code. In order to maintain our ability to be subject to tax as a RIC, among other things, we are required to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. Additionally, to avoid a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, we must distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For these excise tax purposes, we will be deemed to have distributed any net ordinary taxable income or capital gain net income on which we have paid U.S. federal income tax. Depending on the level of taxable income earned in a calendar year, we may choose to carry forward taxable income for distribution in the following calendar year, and pay any applicable U.S. federal excise tax. We cannot assure you that we will achieve results that will permit the payment of any dividends.
We also intend to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such net capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the net capital gains that we retain and you reinvested the net after-tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. We cannot assure you that we will achieve results that will permit us to pay any distributions and we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act.
Sales of Unregistered Securities
Except as previously reported by us on our current reports on Form 8-K, we did not sell any equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.
We entered into Subscription Agreements with a number of investors for the private placement of our common stock. Under the terms of the Subscription Agreements, investors are required to make capital contributions to purchase our common stock at a price at least equal to the net asset value per share as determined by the Board within no more than 48 hours of share issuance up to the amount of their respective Capital Commitments on an as-needed basis as determined by us with a minimum of 10 business days’ prior notice.
We had 7,503,014 shares of common stock outstanding as of March 12, 2021. As of March 12, 2021, we have received Capital Commitments totaling $332.0 million, of which $209.3 million remains available.
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the fiscal year ended December 31, 2020.

Item 6.    Selected Financial Data
The following selected financial and other data for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020 has been derived from our audited financial statements. This data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Historical data is not necessarily indicative of results to be expected for any future period.

Selected Consolidated Financial Data (in thousands, except share and per share data)	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020, or as of December 31, 2020
Statement of Operations Data:
Total investment and other income	$9,323
Base management fee	$926
Interest expense and amortization of fees	$2,974
All other operating expenses	$1,402
Net investment income	$4,021
Net realized gains	$1,384
Net change in unrealized gains on investments	$1,433
Net increase in net assets resulting from operations	$6,838
Share Data:
Net investment income per common share	$0.56
Net realized gains per share	$0.20
Net change in unrealized gains per share	$0.20
Net increase in net assets per common share	$0.97
Distributions per common share	$1.54
Basic and diluted weighted average shares of common stock outstanding	7,001,667
Common stock outstanding at period end	7,001,667
Balance Sheet Data at Period End:
Investments at fair value	$120,368
Cash and restricted cash	$34,140
Other assets	$1,303
Total assets	$155,811
Revolving Credit Facility	$45,000
Other liabilities	$4,670
Total liabilities	$49,670
Net assets	$106,141
Other Data:
Number of portfolio companies	42
Weighted average portfolio yield on total debt investments during period(1)	15.9%
_______________
(1)The weighted average portfolio yields on total debt investments reflected above do not represent actual investment returns to our stockholders.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this Annual Report on Form 10-K. Except as otherwise specified, references to “the Company”, “we”, “us”, and “our” refer to TriplePoint Private Venture Credit Inc. and its subsidiaries.
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K include statements as to:
•our and our portfolio companies’ future operating results and financial condition, including the ability of us and our portfolio companies to achieve our respective objectives;
•our business prospects and the prospects of our portfolio companies;
•our relationships with third parties, including but not limited to lenders and venture capital investors, including other investors in our portfolio companies;
•the impact and timing of our unfunded commitments;
•the expected market for venture capital investments;
•the performance of our existing portfolio and other investments we may make in the future;
•the impact of investments that we expect to make;
•actual and potential conflicts of interest with TPC, the Adviser and its senior investment team and Investment Committee;
•our contractual arrangements and relationships with third parties;
•the dependence of our future success on the U.S. and global economies, including with respect to the industries in which we invest;
•our expected financings and investments;
•the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Adviser to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;
•our ability to qualify and maintain our qualification as a RIC and as a BDC;
•the adequacy of our available liquidity, cash resources, including undrawn Capital Commitments and the ability of our investors to fulfill their obligations under the Subscription Agreements, and working capital and compliance with covenants under our borrowing arrangements; and
•the timing of cash flows, if any, from the operations of our portfolio companies.
These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;
•the length and duration of the COVID-19 outbreak in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery, including with respect to the impact of travel restrictions and other isolation and quarantine measures on the ability of the Adviser’s investment professionals to conduct in-person diligence on, and otherwise monitor, existing and future investments;
•an economic downturn and the time period required for robust economic recovery therefrom, including the current economic downturn as a result of the impact of the COVID-19 pandemic, which has already generally had a material impact on our portfolio companies’ results of operations and financial condition and will likely continue to have a material impact on our portfolio companies’ results of operations and financial condition, for its duration, which could lead to the loss of some or all of our investments in such portfolio companies and have a material adverse effect on our results of operations and financial condition;

•a contraction of available credit, an inability or unwillingness of our lenders to fund their commitments to us and/or an inability to access capital markets or additional sources of liquidity, including as a result of the impact and duration of the COVID-19 pandemic, could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;
•interest rate volatility could adversely affect our results, particularly given that we use leverage as part of our investment strategy;
•currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•risks associated with possible disruption in our or our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•the risks, uncertainties and other factors we identify in “Risk Factors” in this Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include, without limitation, our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.
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
In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on May 27, 2020, we acquired a select portfolio of investments originated through TPC consisting of funded debt investments, future funding obligations and warrants associated with both the funded debt investments and future funding obligations. This initial portfolio included 30 secured loans and warrants to purchase shares in 23 portfolio companies for an aggregate purchase price of $94.6 million. The valuation of this initial portfolio was approved by the Board in consultation with the Adviser and consideration of valuations performed by independent third-party valuation firms our initial portfolio. On May 27, 2020, we sold 7,001,667 shares of our common stock in a private offering for $105.0 million of gross proceeds. On May 27, 2020, we sold 525 shares of our Series A Preferred Stock (as defined below in “—Liquidity and Capital Resources— Capital Resources and Borrowings—Series A Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of $525,000. Subsequent to December 31, 2020, we have sold 501,347 shares of our common stock for $7.7 million of gross proceeds.
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
As of December 31, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. The Credit Facility also includes certain covenants, including without limitation, a covenant requiring 150% asset coverage in accordance with the 1940 Act. Any significant aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or otherwise triggering an event of default under the relevant borrowing arrangement. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Annual Report on Form 10-K under Part I, Item 1A for more information. As of December 31, 2020, we were in compliance with the asset coverage requirements under the 1940 Act. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate further or for a prolonged period of time.
We will continue to monitor the evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, it could have a material adverse impact for a prolonged period of time on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies. See “Risk Factors” in this Annual Report on Form 10-K under Part I, Item 1A for more information.
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
The following table shows information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of December 31, 2020:

	December 31, 2020
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$113,307	$114,261	$954	37	25
Warrant investments	4,276	4,819	543	41	40
Equity investments	1,352	1,288	(64)	6	6
Total Investments in Portfolio Companies	$118,935	$120,368	$1,433	84	42	(1)
_______________
(1)Represents non-duplicative number of companies.

The following table shows the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2020:

	December 31, 2020
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Real Estate Services	$22,719	18.9%
Healthcare Technology Systems	15,006	12.5
E-Commerce - Clothing and Accessories	12,005	10.0
Household Products	9,440	7.8
Consumer Finance	8,481	7.0
Infrastructure	7,796	6.5
Logistics	5,343	4.4
Cultivation	5,245	4.4
Business Applications Software	5,223	4.3
Social/Platform Software	5,176	4.3
Aerospace and Defense	5,102	4.2
Life and Health Insurance	4,119	3.4
Software Development Applications	2,482	2.1
Consumer Products and Services	2,439	2.0
Home Furnishings	2,243	1.9
Food Products	2,154	1.8
Buildings and Property	1,819	1.5
Communication Software	1,589	1.3
Computer Hardware	567	0.5
Advertising / Marketing	503	0.4
Elder and Disabled Care	330	0.3
Human Capital Services	203	0.2
Network Management Software	180	0.1
Information Services (B2C)	89	0.1
Business to Business Marketplace	74	0.1
Medical Software and Information Services	24	*
Database Software	11	*
Commercial Services	6	*
Total portfolio company investments	$120,368	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.
The following table shows the financing product type of our debt investments as of December 31, 2020:

	December 31, 2020
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$114,188	99.9%
Convertible notes	73	0.1
Total debt investments	$114,261	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 19.9% of our debt investments at fair value as of December 31, 2020.
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

The following table shows the total portfolio investment activity for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020:

(in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Beginning portfolio at fair value	$—
New debt investments, net(1)	138,361
Scheduled principal amortization	(3,736)
Principal prepayments and early repayments	(23,226)
Accretion of debt investment fees	1,908
New warrant investments	5,236
New equity investments	1,352
Proceeds and dispositions from investments	(2,233)
Net realized gains on investments	1,273
Net unrealized gains on investments	1,433
Ending portfolio at fair value	$120,368
_______________
(1)Debt balance is net of fees and discounts applied to the loan at origination.
As of December 31, 2020, our unfunded commitments to 18 companies totaled $72.5 million. During the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, $7.5 million of unfunded commitments expired or were terminated.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of December 31, 2020:

Unfunded Commitments(1) (in thousands)	December 31, 2020
Dependent on milestones	$16,706
Expiring during:
2021	$55,456
2022	17,000
Total	$72,456
_______________
(1)Does not include backlog of potential future commitments.
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

The following table shows the debt commitments and fundings of debt investments (principal balance) for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020:

Commitments and Fundings (in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Debt Commitments
New portfolio companies	$145,447
Existing portfolio companies	—
Total(1)	$145,447

Funded Debt Investments	$140,380

Equity Investments	$785
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2020, this backlog of potential future commitments totaled $16.5 million.
Asset Quality
Consistent with TPC’s existing policies, our Adviser maintains a credit watch list which places borrowers into five risk categories based on our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White.	Contact portfolio company periodically in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.	Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of December 31, 2020:

	December 31, 2020
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$6,686	5.8%	2
White (2)	105,758	92.6	22
Yellow (3)	1,817	1.6	1
Orange (4)	—	—	—
Red (5)	—	—	—
	$114,261	100.0%	25
As of December 31, 2020, the weighted average investment ranking of our debt investment portfolio was 1.96.

Results of Operations
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the period from May 27, 2020 to December 31, 2020, our net increase in net assets resulting from operations was $6.8 million, which was comprised of $4.0 million of net investment income and $2.8 million of net realized and unrealized gains. On a per common share basis for the period from May 27, 2020 to December 31, 2020, net investment income was $0.56 per share and the net increase in net assets from operations was $0.97 per share.
Investment Income
Total investment and other income for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, was $9.3 million.
Operating Expenses
Total operating expenses consist of our base management fee, income incentive fee, capital gains incentive fee, interest expenses, administration agreement expenses, and general and administrative expenses. We anticipate that our operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will generally decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our capital base and our earnings. The capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expenses will generally increase if we draw down on the Credit Facility or issue debt securities, and we generally expect expenses under the Administration Agreement and general and administrative expenses to increase over time to meet the additional requirements associated with servicing a larger portfolio.
Total operating expenses for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020 were $5.3 million.
Base management fees totaled $0.9 million during the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, which is net of $0.2 million voluntarily waived by the Adviser.
There were no income incentive fees for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020. Capital gains incentive fees totaled $0.2 million for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, the full amount of which was voluntarily waived by the Adviser.
For the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, interest and fees on our borrowings totaled $3.0 million.
Administration Agreement and general and administrative expenses during the period from May 27, 2020 (Commencement of Operations) to December 31, 2020 totaled $1.4 million, which is net of $0.1 million the Administrator voluntarily waived under the Administration Agreement.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in net realized gains (losses) on investments in the consolidated statement of operations.
For the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, we recognized net realized gains of $1.4 million, primarily as a result of the sale of warrants in two portfolio companies.
Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statement of operations.
Net change in unrealized gains during the period from May 27, 2020 (Commencement of Operations) to December 31, 2020 was $1.4 million, resulting primarily from market rate adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, interest income totaled $9.1 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 15.9%.

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
The yield on our total debt portfolio, excluding the impact of prepayments, was 13.6% for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Weighted average annualized portfolio yield on total debt investments(2)	15.9%
Coupon income	10.2%
Accretion of discount	0.4%
Accretion of end-of-term payments	3.0%
Impact of prepayments during the period	2.3%
_____________
(1)The yields for periods shown are the annualized rates of interest income or the components of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period.
(2)The weighted average portfolio yields on total debt investments reflected above do not represent actual investment returns to our shareholders.
Our weighted average annualized portfolio yield on debt investments may be higher than an investor’s yield on an investment in shares of our common stock. Our weighted average annualized portfolio yield on debt investments does not reflect operating expenses that may be incurred by us and, thus, by our stockholders. In addition, our weighted average annualized portfolio yield on debt investments and total return figures disclosed in this Annual Report on Form 10-K do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. Our weighted average annualized portfolio yield on debt investments and total return based on net asset value do not represent actual investment returns to common stockholders. Our weighted average annualized portfolio yield on debt investments and total return figures are subject to change and, in the future, may be greater or less than the rates set forth in this Annual Report on Form 10-K. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share. The total return is for the period shown and is not annualized.
For the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, our total return based on the change in net asset value was 4.5%.
The table below shows our return on average total assets and return on average net asset value for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020:

Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Net investment income	$4,021
Net increase in net assets	$6,838

Average net asset value(2)	$105,382
Average total assets(2)	$129,683

Net investment income to average net asset value(3)	6.4%
Net increase in net assets to average net asset value(3)	10.8%

Net investment income to average total assets(3)	5.2%
Net increase in net assets to average total assets(3)	8.8%
_______________
(1)Net asset value used in ratios represents net asset value to common shareholders and excludes preferred shareholders’ equity.
(2)The average net asset values and the average total assets are computed based on daily balances.
(3)Percentage is presented on an annualized basis.

Critical Accounting Policies
The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.
Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We consider valuation of investments and unrealized gains or losses to be our critical accounting policies and estimates.
These critical accounting policies and estimates, and any changes thereto, are discussed under “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to consolidated financial statements included in this Annual Report on Form 10-K.
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
Cash Flows
During the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, net cash used in operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations,” was $108.8 million and net cash provided by financing activities was $142.9 million from proceeds received in connection with the issuance of common and preferred stock, as well as net borrowings under the Credit Facility of $45.0 million, partially offset primarily by $4.2 million in distributions paid. As of December 31, 2020, cash, including restricted cash, was $34.1 million.
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility or the entry into additional subscription agreements with investors in a private placement providing for the issuance of additional shares of our common stock in exchange for capital contributions or the issuance of debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted. As of December 31, 2020, we had received Capital Commitments totaling $322.0 million, of which $217.0 million remained available.
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
As of December 31, 2020, we had outstanding borrowings of $45.0 million under the Credit Facility, excluding deferred credit facility costs of $1.3 million, which are included as assets in the consolidated statement of assets and liabilities. We had $205.0 million of remaining capacity on our Credit Facility as of December 31, 2020.

Series A Preferred Stock
On May 27, 2020, we sold 525 shares of Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of $525,000. Distributions, including the payment of dividends and distribution of our assets upon dissolution, liquidation, or winding up, on the Series A Preferred Stock are senior to all other classes and series of our common stock to the extent of the aggregate liquidation preference of the Series A Preferred Stock ($1,000 per share, or the “Liquidation Value”) and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Stock. Dividends on each share of the Series A Preferred Stock are payable semiannually on June 30 and December 31 of each year and accrue at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon, from and including the date of issuance to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such share of Series A Preferred Stock is redeemed. Such dividends are generally cumulative with the result that all accrued and unpaid dividends must be fully paid or declared with funds irrevocably set apart for payment for all past dividend periods before any dividend, distribution or payment may be made to holders of outstanding shares of our common stock.
Each holder of Series A Preferred Stock or other series of preferred stock is or will be entitled to one vote for each share held by such holder on each matter submitted to a vote of our stockholders, and the holders of the outstanding shares of our common stock, Series A Preferred Stock and all other series of preferred stock will vote together as a single class; provided, however, that the holders of outstanding shares of Series A Preferred Stock together with the holders of all other series of preferred stock outstanding, if any, will be entitled, voting as a separate class on a one-vote-per-share basis (to the exclusion of the holders of all other securities and classes of our capital stock) to elect two of our directors at all times. We refer to these directors as to the Preferred Directors (currently James P. Labe and Sajal K. Srivastava). Except as set forth below, the holders of outstanding shares of our common stock, Series A Preferred Stock and all other series of preferred stock, voting together as a single class, will elect the balance of our directors, subject to the prior rights, if any, of the holders of any other class of senior securities outstanding. Moreover, if at any time dividends on the outstanding shares of Series A Preferred Stock, together with all other series of preferred stock, are unpaid in an amount equal to two full years’ dividends on the Series A Preferred Stock, the holders of such outstanding shares of Series A Preferred Stock will be entitled, voting as a separate class on a one-vote-per-share basis (to the exclusion of the holders of all other securities and classes of our capital stock), to elect a majority of our directors until all dividends in arrears are paid or otherwise provided for. The consent of the holders of “a majority of the outstanding shares,” as defined under the 1940 Act, of the Series A Preferred Stock, voting as a separate class, is generally required to take certain actions that affect the rights and preferences of the holders of Series A Preferred Stock.
The outstanding shares of Series A Preferred Stock are subject to redemption by us at any time by notice of such redemption at a price per share of Series A Preferred Stock, payable in cash on the redemption date, equal to 100% of such share’s Liquidation Value, plus all accrued and unpaid dividends to the redemption date, plus, until December 31, 2021, a redemption premium of $100 per share.
For so long as any Series A Preferred Stock is outstanding, we are not permitted to: (i) declare any dividend or other distribution (other than a dividend or distribution paid in shares of our common stock) in respect of shares of our common stock or (ii) call for redemption, redeem, purchase or otherwise acquire for consideration any shares of our common stock, unless, in each case, immediately thereafter, each class of our “senior securities” (as defined in the 1940 Act) will have an asset coverage of at least 150% (as calculated in accordance with the 1940 Act) after deducting the amount of such dividend or distribution or redemption or purchase price.
The shares of Series A Preferred Stock are not convertible into any other class or series of shares. The above is a summary of the material terms of the Series A Preferred Stock and is qualified in its entirety by reference to the Articles Supplementary governing the Series A Preferred Stock, a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock, of at least 150%. As of December 31, 2020, our asset coverage for total borrowings and other senior securities was 332%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of December 31, 2020:

Payments Due By Period (in thousands)	December 31, 2020
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$45,000	$—	$45,000	$—	$—

Off-Balance Sheet Arrangements
Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2020, our unfunded commitments totaled $72.5 million to 18 portfolio companies, of which $16.7 million was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences material adverse events that affect the financial condition or business outlook for the portfolio company.
The following table shows our unfunded commitments by portfolio company as of December 31, 2020:

Unfunded Commitments(1) (in thousands)	December 31, 2020
Material Technologies Corporation	$10,000
Activehours, Inc.	6,000
Clutter Inc.	6,000
Calibrate Health, Inc.	5,000
Curology, Inc.	5,000
Eightfold AI Inc.	5,000
HI LLC	5,000
Noho Dental, Inc.	5,000
Honor Technology, Inc.	4,500
Well Dot, Inc.	4,000
Narvar, Inc.	3,750
TFG Holding, Inc.	3,000
Forte Labs, Inc.	2,500
Hello Digit, Inc.	2,500
Swift Navigation, Inc.	2,000
Tide Platform Limited	1,706
Dialpad, Inc.	1,000
Dumpling, Inc.	500
Total	$72,456
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
Common Stock Distributions
We intend to elect to be treated, and intend to qualify annually, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax year ended December 31, 2020, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
To the extent our taxable earnings fall below the total amount of our distributions for the year, a portion of those distributions may be deemed a return of capital to our stockholders. Our Adviser monitors available taxable earnings, including net investment income and realized capital gains, to determine if a return of capital may occur for the year. The tax character of distributions will be determined at the end of the taxable year. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income, capital gains or a return of capital. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, we post a Section 19(a) notice through our website, as well as send our registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year. We intend to pay quarterly distributions to our common stockholders.

The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to December 31, 2020. From May 27, 2020 (commencement of operations) to December 31, 2020, distributions represent ordinary income as our earnings exceeded distributions.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
December 31, 2020	November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
			Total cash distributions	$0.59
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
For the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 100.0%. As of December 31, 2020, we estimated that we had undistributed taxable earnings from distributable earnings (or “Spillover Income”) of $1.3 million, or $0.18 per common share.
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
Recent Developments
Capital Commitments
On February 8, 2021, we received $10.0 million of additional Capital Commitments to purchase shares of our common stock pursuant to a Subscription Agreement.
On February 18, 2021, we issued and sold in an exempt offering 273,502 shares of our common stock, which share amount was based on our receipt of aggregate proceeds of $4.2 million minus the aggregate organizational expenses allocable to the participating investors. In addition, on March 11, 2021, we issued and sold in an exempt offering 227,845 shares of our common stock, which share amount was based on our receipt of aggregate proceeds of $3.5 million minus the aggregate organizational expenses allocable to the participating investor. These issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
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
As of December 31, 2020, a majority of the debt investments (approximately 71.3%, or $80.8 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw.
As of December 31, 2020, our floating rate borrowings totaled $45.0 million. The following table shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2020 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$1,389	$(3,423)	$(2,034)
Up 200 basis points	$672	$(2,173)	$(1,501)
Up 100 basis points	$329	$(923)	$(594)
Up 50 basis points	$160	$(298)	$(138)
Down 50 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—
This analysis is indicative of the potential impact on our investment income as of December 31, 2020, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with borrowings under the Credit Facility and other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2020, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TriplePoint Private Venture Credit Inc.
Menlo Park, California
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Private Venture Credit Inc. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2020 and the related consolidated statements of operations, changes in net assets, and cash flows for the period from May 27, 2020 (commencement of operations) to December 31, 2020, the consolidated financial highlights for the period then ended, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations, changes in net assets, and cash flows for the period from May 27, 2020 (commencement of operations) to December 31, 2020 and the financial highlights for the period then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2020 by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value — Level 3 Investments Valuation — Refer to Note 2 and Note 4 to the financial statements
Critical Audit Matter Description
The Company held investments classified as Level 3 investments under Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820”. These investments include growth capital loans, revolving loans, and not publicly traded investments in venture and venture growth stage companies. The valuation techniques which are used by management and approved by the audit committee in estimating the fair value of these investments vary and certain significant inputs used were unobservable. Unobservable inputs are those for which market data are not available and that are developed using the most relevant information about the assumptions market participants would use when pricing an investment. The fair value of the Company’s Level 3 investments was $119,865 thousand as of December 31, 2020.
We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management and the audit committee to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing audit procedures to audit management’s estimate of fair value of Level 3 investments.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:
•We evaluated the appropriateness of the valuation techniques used by management to estimate fair value and tested the related significant unobservable inputs by comparing these inputs to external sources. For a sample of Level 3 investments, we performed these procedures with the assistance of our fair value specialists.
•In instances where the selection of valuation techniques or significant unobservable inputs involves more subjective judgments and estimates, with the assistance of our fair value specialists, we developed an independent estimate of the fair value and compared our estimates to management’s estimates.
•We evaluated management’s ability to reasonably estimate fair value by comparing management’s estimates to relevant transactions, taking into account changes in market or investment specific conditions, where applicable.
/s/ Deloitte & Touche LLP
San Francisco, California
March 12, 2021
We have served as the Company’s auditor since 2019.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

December 31, 2020
Assets
Investments at fair value (amortized cost of $118,935)	$120,368
Cash and cash equivalents	31,745
Restricted cash	2,395
Deferred credit facility costs	1,254
Prepaid expenses and other assets	49
Total assets	$155,811

Liabilities
Revolving Credit Facility	$45,000
Base management fee payable	463
Other accrued expenses and liabilities	4,207
Total liabilities	$49,670
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—
Common stock, par value $0.01 per share	70
Paid-in capital in excess of par value	103,387
Total distributable earnings	2,684
Total net assets	$106,141
Total liabilities and net assets	$155,811

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	7,001,667
Net asset value per common share	$15.08

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)

For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Investment income
Interest income from investments	$9,127
Other income
Other fees	196
Total investment and other income	9,323

Operating expenses
Base management fee	926
Interest expense and amortization of fees	2,974
Administration agreement expenses	534
General and administrative expenses	868
Total operating expenses	5,302

Net investment income	4,021

Net realized and unrealized gains
Net realized gains on investments	1,384
Net change in unrealized gains on investments	1,433
Net realized and unrealized gains	2,817

Net increase in net assets resulting from operations	$6,838

Basic and diluted net investment income per common share	$0.56
Basic and diluted net increase in net assets per common share	$0.97
Basic and diluted weighted average shares of common stock outstanding	7,001,667

Basic and diluted regular distributions declared per common share	$0.45
Basic and diluted special distributions declared per common share	0.14
Total basic and diluted distributions declared per common share	$0.59

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance at May 27, 2020 (Commencement of Operations)	—	$—	—	$—	$25	$(95)	$(70)
Issuance of common stock	7,001,667	70	—	—	104,930	—	105,000
Issuance of preferred stock	—	—	525	—	525	—	525
Offering costs	—	—	—	—	(1,952)	—	(1,952)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(69)	(69)
Net increase in net assets resulting from operations	—	—	—	—	—	6,838	6,838
Common stock distributions from distributable earnings	—	—	—	—	—	(4,131)	(4,131)
Tax reclassification	—	—	—	—	(141)	141	—
Balance at December 31, 2020	7,001,667	$70	525	$—	$103,387	$2,684	$106,141

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$6,838
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(144,949)
Principal payments and proceeds from investments	29,195
Net change in unrealized (gains) losses on investments	(1,433)
Net realized (gains) losses on investments	(1,384)
Accretion of debt investment fees	(1,797)
Organizational costs	(95)
Amortization of debt fees and issuance costs	200
Change in operating assets and liabilities:
Prepaid expenses and other assets	(49)
Base management fee payable	463
Other accrued expenses and liabilities	4,207
Net cash (used in) provided by operating activities	(108,804)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	45,000
Repayments under revolving credit facility	—
Common stock distributions paid	(4,131)
Preferred stock distributions paid	(69)
Deferred credit facility costs	(1,454)
Offering costs	(1,952)
Proceeds from issuance of common stock	105,000
Proceeds from issuance of preferred stock	525
Net cash provided by (used in) financing activities	142,919
Net change in cash, cash equivalents and restricted cash	34,115
Cash, cash equivalents and restricted cash at beginning of period	25
Cash, cash equivalents and restricted cash at end of period	$34,140

December 31, 2020
Cash and cash equivalents	$31,745
Restricted cash	2,395
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$34,140

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,419

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Astranis Space Technologies Corp.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 6.75% EOT payment)	5/27/2020	$3,250	$3,263	$3,263	4/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 6.75% EOT payment)	5/27/2020	1,750	1,744	1,744	7/31/2023
Total Aerospace and Defense - 4.72%*			5,000	5,007	5,007

Buildings and Property
Breather Products US Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 10.00% floor, 4.50% EOT payment)	5/27/2020	1,816	1,835	1,817	7/31/2022
Total Buildings and Property - 1.71%*			1,816	1,835	1,817

Business Applications Software
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	4,967	4,846	4,994	11/30/2023
Total Business Applications Software - 4.71%*			4,967	4,846	4,994

Communication Software
Hiya, Inc.	Growth Capital Loan (10.75% interest rate, 8.00% EOT payment)	5/27/2020	1,500	1,527	1,535	4/30/2022
Total Communication Software - 1.45%*			1,500	1,527	1,535

Computer Hardware
Swift Navigation, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.25% floor, 4.25% EOT payment)	8/7/2020	500	490	490	8/31/2023
Total Computer Hardware - 0.46%*			500	490	490

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	4,000	3,928	3,928	10/31/2023
Upgrade, Inc.	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	5/27/2020	4,000	4,252	4,340	1/31/2023
Total Consumer Finance - 7.79%*			8,000	8,180	8,268

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	12/23/2020	2,000	1,944	1,944	12/31/2023
Total Consumer Products and Services - 1.83%*			2,000	1,944	1,944

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	939	1,024	1,143	1/31/2022
	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	336	363	405	2/28/2022
	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	1,789	1,923	2,147	3/31/2022
Total Cultivation - 3.48%*			3,064	3,310	3,695

E-Commerce - Clothing and Accessories
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	7,500	7,267	7,267	3/31/2024
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,350	4,350	12/31/2023
Total E-Commerce - Clothing and Accessories - 10.94%*			12,000	11,617	11,617

Food Products
Feast Kitchen ApS(1)(3)	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 10.00% EOT payment)	5/27/2020	1,497	1,557	1,557	6/30/2023
	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)	11/12/2020	500	483	483	5/31/2024
Total Food Products - 1.92%*			1,997	2,040	2,040

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	$5,000	$4,940	$4,940	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,811	4,811	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,811	4,811	12/31/2023
			10,000	9,622	9,622
Total Healthcare Technology Systems - 13.72%*			15,000	14,562	14,562

Home Furnishings
Feather Home Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 9.50% floor, 7.00% EOT payment)	5/27/2020	2,108	2,166	2,166	3/31/2022
Total Home Furnishings - 2.04%*			2,108	2,166	2,166

Household Products
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)	5/27/2020	6,750	6,957	6,937	4/30/2021
	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)	5/27/2020	2,333	2,405	2,398	4/30/2021
Total Household Products - 8.79%*			9,083	9,362	9,335

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,040	5,131	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,520	2,566	10/31/2023
	Convertible Note (5.00% interest rate)(2)	8/11/2020	75	75	73	2/11/2023
Total Infrastructure - 7.32%*			7,575	7,635	7,770

Life and Health Insurance
Beam Technologies Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 8.25% floor, 5.50% EOT payment)	5/27/2020	4,000	4,062	4,062	10/31/2021
Total Life and Health Insurance - 3.83%*			4,000	4,062	4,062

Logistics
Passport Labs, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/27/2020	5,000	5,094	5,292	5/31/2024
Total Logistics - 4.99%*			5,000	5,094	5,292

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 8.25% floor, 5.75% EOT payment)	5/27/2020	2,500	2,569	2,569	2/28/2022
	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 7.25% EOT payment)	5/27/2020	5,000	5,007	5,007	4/30/2023
			7,500	7,576	7,576
Divvy Homes Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 2.25% EOT payment)	10/28/2020	5,000	4,732	4,732	7/31/2021
Mynd Management, Inc.	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,404	2,421	2,421	11/30/2022
	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,404	2,421	2,421	11/30/2022
	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,500	2,511	2,511	12/31/2022
			7,308	7,353	7,353
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	1,946	1,946	3/31/2023
	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	484	484	4/30/2023
			2,500	2,430	2,430
Total Real Estate Services - 20.81%*			22,308	22,091	22,091

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	5/27/2020	$5,000	$5,114	$5,151	9/30/2023
Total Social/Platform Software - 4.85%*			5,000	5,114	5,151

Software Development Applications
Forte Labs, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.00% EOT payment)	12/31/2020	2,500	2,425	2,425	6/30/2022
Total Software Development Applications - 2.28%*			2,500	2,425	2,425

Total Debt Investments - 107.65%*			$113,418	$113,307	$114,261

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Warrant Investments(7)(8)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock	5/27/2020	70,959	$95	$95
Total Aerospace and Defense - 0.09%*			70,959	95	95

Buildings and Property
Breather Products US Inc.	Preferred Stock	5/27/2020	39,457	13	2
Total Buildings and Property - 0.00%*			39,457	13	2

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	2,898	10	10
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	47
Total Business Applications Software - 0.15%*			77,297	157	159

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	74	74
Total Business to Business Marketplace - 0.07%*			23,576	74	74

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.01%*			17,003	6	6

Communication Software
Hiya, Inc.	Preferred Stock	5/27/2020	115,073	54	54
Total Communication Software - 0.05%*			115,073	54	54

Computer Hardware
Swift Navigation, Inc.	Preferred Stock	7/30/2020	62,874	77	77
Total Computer Hardware - 0.07%*			62,874	77	77

Consumer Finance
Activehours, Inc.	Preferred Stock	10/8/2020	24,648	65	65
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	723	12	12
Upgrade, Inc.	Preferred Stock	5/27/2020	136,869	44	36
Total Consumer Finance - 0.11%*			162,240	121	113

Consumer Products and Services
Clutter Inc.	Preferred Stock	9/30/2020	6,550	38	38
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	9,510	41	41
Total Consumer Products and Services - 0.07%*			16,060	79	79

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	5/27/2020	1,278	1,223	1,550
Total Cultivation - 1.46%*			1,278	1,223	1,550

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	11	11
Total Database Software - 0.01%*			3,789	11	11

E-Commerce - Clothing and Accessories
Minted, Inc.	Preferred Stock	9/30/2020	22,277	216	216
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	172	172
Total E-Commerce - Clothing and Accessories - 0.37%*			92,480	388	388

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	$50	$131
Total Elder and Disabled Care - 0.12%*			130,618	50	131

Food Products
Feast Kitchen Inc.(1)(3)	Preferred Stock	5/27/2020	29,145	127	103
	Preferred Stock	9/14/2020	4,413	11	11
Total Food Products - 0.11%*			33,558	138	114

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	45,089	23	23
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	122
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	19
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	195
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	85	85
Total Healthcare Technology Systems - 0.42%*			1,241,683	441	444

Home Furnishings
Feather Home Inc.	Preferred Stock	5/27/2020	33,910	77	77
Total Home Furnishings - 0.07%*			33,910	77	77

Household Products
Grove Collaborative, Inc.	Preferred Stock	5/27/2020	33,038	72	105
Total Household Products - 0.10%*			33,038	72	105

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	36	203
Total Human Capital Services - 0.19%*			69,577	36	203

Information Services (B2C)
Cleo AI Ltd(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	89
Total Information Services (B2C) - 0.08%*			41,041	82	89

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	61	26
Total Infrastructure - 0.02%*			2,775	61	26

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock	5/27/2020	5,344	57	57
Total Life and Health Insurance - 0.05%*			5,344	57	57

Logistics
Passport Labs, Inc.	Common Stock	5/27/2020	2,102	51	51
Total Logistics - 0.05%*			2,102	51	51

Medical Software and Information Services
KRNL, Inc.	Preferred Stock(2)	12/21/2020	24,713	24	24
Total Medical Software and Information Services - 0.02%*			24,713	24	24

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.17%*			21,604	180	180

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Real Estate Services
Common Living Inc.	Preferred Stock	5/27/2020	729,380	$156	$175
Divvy Homes Inc.	Preferred Stock	10/27/2020	85,526	313	313
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	83
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	57
Total Real Estate Services - 0.59%*			929,879	609	628

Social/Platform Software
ClassPass Inc.	Preferred Stock	5/27/2020	14,085	43	25
Total Social/Platform Software - 0.02%*			14,085	43	25

Software Development Applications
Forte Labs, Inc.	Preferred Stock	12/30/2020	201,637	57	57
Total Software Development Applications - 0.05%*			201,637	57	57

Total Warrant Investments - 4.54%*				$4,276	$4,819

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Advertising / Marketing
Alliance Data Systems Corporation(1)	Common Stock(2)(10)	12/3/2020	6,784	$567	$503
Total Advertising / Marketing - 0.47%*			6,784	567	503

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	70
Total Business Applications Software - 0.07%*			9,016	70	70

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	100
Total Consumer Finance - 0.09%*			9,859	100	100

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	166
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	250
Total Consumer Products and Services - 0.39%*			69,058	416	416

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	199	199
Total Elder and Disabled Care - 0.19%*			82,443	199	199

Total Equity Investments - 1.21%*				$1,352	$1,288

Total Investments in Portfolio Companies - 113.40%*(4)				$118,935	$120,368

Total Investments - 113.40%*(5)				$118,935	$120,368
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2020, non-qualifying assets represented 13.6% of the Company’s total assets, at fair value.
(2)As of December 31, 2020, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(5)Except for equity in one public company, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $1.6 million, $0.2 million and $1.4 million, respectively, for the December 31, 2020 investment portfolio. The tax cost of investments is $118.9 million.
(7)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(8)Non-income producing investments.
(9)Acquisition date represents the date of the investment in the portfolio investment.
(10)Entity is publicly traded and listed on the New York Stock Exchange.
*    Value as a percentage of net assets.

Notes applicable to the investments presented in the foregoing table:
•No investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing table:
•Interest rate is the annual interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the Prime rate (“Prime”) as of December 31, 2020, Prime was 3.25%. As of December 31, 2020, a majority of the debt investments (approximately 71.3%, or $80.8 million in principal balance) in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%.

•The EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted. The EOT payment is amortized and recognized as non-cash income over the loan or lease prior to its payment.
•Some of the terms noted in the foregoing table are subject to change based on certain events such as prepayments.

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
The Company has two wholly owned subsidiaries: TPVC Funding Company LLC (the “Financing Subsidiary”), an entity established for utilizing the Company’s Credit Facility, and TPVC Investment LLC, an entity established for holding certain of the Company’s investments in order to benefit from the tax treatment of these investments and create a tax structure that enables the Company to qualify for RIC tax treatment. These subsidiaries are consolidated in the financial statements of the Company.
Note 2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented have been included and all intercompany account balances and transactions have been eliminated. As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).
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
Organization and Offering Costs
Organization costs include costs relating to the formation and incorporation of the business and are expensed as incurred. During the period ended December 31, 2020, the Company incurred $0.1 million of organizational costs. Offering costs include legal fees and other costs pertaining to the registration statement and the costs are offset against capital proceeds from the initial offering during the period in which they are incurred. During the period ended December 31, 2020, the Company incurred $2.0 million of offering costs. As of December 31, 2020, the Company had reached its $2.0 million cap on organizational and offering expenses in connection with its initial private placement of common stock and the concurrent preferred stock offering. The amount of organizational and offering expenses in connection with the initial private placement and the concurrent preferred stock offering in excess of $2.0 million will be paid by the Adviser.
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
Non-accrual Loans
A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are probable to remain current. As of December 31, 2020, there were no loans within the Company’s portfolio that were on non-accrual status.

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
Management and Incentive Fees
The Company accrues for the base management fee and incentive fee payable pursuant to the Advisory Agreement. The accrual for incentive fee may include the recognition of incentive fees on unrealized gains, even though such incentive fees are neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized losses on investments. See “Note 3. Related Party Agreements and Transactions - Investment Advisory Agreement - Incentive Fee.”
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
Foreign Currency Translation
The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:
•Fair value of investment securities, other assets and liabilities - at the exchange rates prevailing at the end of the period; and
•Purchases and sale of investment securities, income and expenses - at the exchange rates prevailing on the respective dates of such transactions, income or expenses.
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
Investment Advisory Agreement
In accordance with the Advisory Agreement, subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the day-to-day operations and provides investment advisory services to the Company. The Advisory Agreement was approved by the Board, including all of our independent directors, in April 2020 and is effective for an initial two-year term commencing on May 27, 2020. Under the terms of the Advisory Agreement, the Adviser:
•determines the composition of the Company’s portfolio, the nature and timing of changes to the Company’s portfolio and the manner of implementing such changes;
•identifies, evaluates and negotiates the structure of investments;
•executes, closes, services and monitors investments;
•determines the securities and other assets purchased, retained or sold;
•performs due diligence on prospective investments; and
•provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.
As consideration for the investment advisory and management services provided, and pursuant to the Advisory Agreement, the Company has agreed to pay the Adviser a fee consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee and incentive fee is ultimately borne by the Company’s stockholders.
Base Management Fee
The base management fee is calculated at an annual rate of 1.75% of the Company’s average invested equity capital (as defined below) as of the end of the then-current quarter and the prior calendar quarter (and in the case of the Company’s first quarter, the invested equity capital as of such quarter-end). For this purpose, “invested equity capital” means the amounts drawn on the Company’s capital commitments from investors.
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
Under the investment income component, the Company will pay the Adviser each quarter 20.0% of the amount by which the Company’s pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of its net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which the Adviser receives all of such income in excess of the 2.0% level but less than 2.5%. The effect of the “catch-up” provision is that if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of the Company’s pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply.
Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. The investment income component of the incentive fee will be subject to a total return requirement, which will provide that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters (or if shorter, the number of quarters that have occurred since May 27, 2020, the initial effective date of the Advisory Agreement) (in either case, the “Trailing Twelve Quarters”) exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the Trailing Twelve Quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-

incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the Trailing Twelve Quarters. However, following the occurrence (if any) of an IPO, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the 11 preceding calendar quarters (or if shorter, the number of quarters that have occurred since the IPO, rather than the number of quarters that have occurred since May 27, 2020).
The capital gains component of the incentive fee will be determined and paid annually in arrears at the end of each calendar year or, in the event of an Advanced Liquidity Event (as defined below), the date on which the closing of such Advanced Liquidity Event occurs. At the end of each calendar year (or upon the effectuation of an Advanced Liquidity Event), the Company will pay the Adviser (A) 20.0% of the difference, if positive, of the sum of aggregate cumulative realized capital gains, if any, computed net of aggregate cumulative realized capital losses, if any, and aggregate cumulative unrealized capital depreciation, in each case from May 27, 2020, the initial effective date of the Advisory Agreement, through the end of such year (or the date on which an Advanced Liquidity Event occurs), less (B) the aggregate amount of any previously paid capital gains incentive fees from May 27, 2020 until the end of such calendar year (or the date on which an Advanced Liquidity Event occurs). For the foregoing purpose, “aggregate cumulative realized capital gains” does not include any unrealized capital appreciation. An Advanced Liquidity Event could include: (1) a listing of our shares of capital stock on a national securities exchange, including through an IPO, (2) a merger with another entity, including an affiliated company, subject to any limitations under the 1940 Act or (3) the sale of all or substantially all of the assets of the Company.
The Company will accrue, but not pay, a portion of the capital gains incentive fee with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue a capital gains incentive fee that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the capital gains component of the incentive fee, the Company will consider the cumulative aggregate unrealized capital appreciation in the calculation, since an incentive fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20.0% of such amount, minus the aggregate amount of the actual capital gains incentive fee paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, including upon the effectuation of a merger of the Company with another entity (including an affiliated company, subject to any limitations under the 1940 Act) or the sale of all or substantially all of the Company’s assets, the termination date is treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below:

Base Management and Incentive Fees (in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Base management fee	$1,102
Management fee waiver	$(176)
Income incentive fee	$—
Capital gains incentive fee	$235
Capital gains incentive fee waiver	$(235)
Administration Agreement
The administration agreement (the “Administration Agreement”) was approved by the Board in April 2020. The Administration Agreement provides that the Administrator is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports and other materials filed with the SEC and any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing net asset value (“NAV”), overseeing the preparation and filing of the Company’s tax returns and printing and disseminating reports and other materials to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides significant managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

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
For the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.5 million, which is net of $0.1 million the Administrator voluntarily waived under the Administration Agreement.
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
Level 2—Valuations are based on quoted prices (in non-active markets or in active markets for similar assets or liabilities), observable inputs other than quoted prices and inputs that are not directly observable but are corroborated by observable market data.
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
With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser’s professionals that are responsible for the portfolio investment;

•Preliminary valuation conclusions are then documented and discussed with the Adviser’s senior investment team and approved by the Adviser’s executive management team;
•At least once annually, the valuation for each portfolio investment is reviewed by an independent third-party valuation firm. However, the Board does not have de minimis investments of less than 1.0% of the Company’s gross assets (up to an aggregate of 10% of the Company’s gross assets) independently reviewed, given the expenses involved in connection therewith;
•The Audit Committee of the Board then reviews these preliminary valuations and makes fair value recommendations to the Board; and
•The Board then discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith, based on the input of the Adviser, the respective independent third-party valuation firms and the Audit Committee.
Debt Investments
The debt investments identified on the consolidated schedules of investments are loans made to venture capital-backed companies focused in technology and other high growth industries which are backed by a select group of leading venture capital investors. These investments are considered Level 3 assets under ASC Topic 820 as there is no known or accessible market or market indices for these types of debt instruments and thus the Adviser’s senior management team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.
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
Warrant Investments
Warrant fair values are primarily determined using a Black Scholes option pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors, including, but not limited to, those listed below. Increases or decreases in any of the unobservable inputs described below could result in a material change in fair value:
•Underlying enterprise value of the issuer based on available information, including any information regarding the most recent financing round of borrower. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or the use of recent rounds of financing and the portfolio company’s capital structure. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include option pricing models, including back solve techniques, probability weighted expected return models and other techniques determined to be appropriate.
•Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant investment price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant.
•The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant investment.
•Other adjustments, including a marketability discount on private company warrant investments, are estimated based on the Adviser’s judgment about the general industry environment.
•Historical portfolio experience on cancellations and exercises of warrant investments are utilized as the basis for determining the estimated life of the warrant investment in each financial reporting period. Warrant investments may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrant investment.

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
Investment Valuation
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of December 31, 2020. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	December 31, 2020
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$114,261	$114,261
Warrant investments	—	—	4,819	4,819
Equity investments	503	—	785	1,288
Total investments	$503	$—	$119,865	$120,368
The following table shows information about Level 3 investments measured at fair value for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of May 27, 2020 (Commencement of Operations)	$—	$—	$—	$—
Funding and purchases of investments, at cost	138,361	5,236	785	144,382
Principal payments and sale proceeds received from investments	(26,962)	(2,233)	—	(29,195)
Amortization and accretion of premiums and discounts, net and end-of term payments	1,908	—	—	1,908
Realized gains on investments	—	1,273	—	1,273
Net change in unrealized gains included in earnings	954	543	—	1,497
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of December 31, 2020	$114,261	$4,819	$785	$119,865

Net change in unrealized gains on Level 3 investments held as of December 31, 2020	$954	$543	$—	$1,497
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the period from May 27, 2020 (Commencement of Operations) to December 31, 2020.

Realized gains and losses are included in net realized gains (losses) on investments in the consolidated statement of operations.
For the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, the Company recognized net realized gains of $1.4 million, primarily as a result of the sale of warrants in two portfolio companies.
Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statement of operations.
Net change in unrealized gains during the period from May 27, 2020 (Commencement of Operations) to December 31, 2020 was $1.4 million, resulting primarily from market rate adjustments.
The following table shows a summary of quantitative information about the Level 3 fair value measurements of investments as of December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$114,261	Discounted Cash Flows	Discount Rate	6.61% - 23.38%	15.22%
Warrant investments	4,819	Black Scholes Option Pricing Model	Revenue Multiples	0.95x - 56.90x	11.92x
			Volatility	48.50% - 80.00%	66.18%
			Term	2.00 - 6.50 Years	4.71 Years
			Risk Free Rate	0.13% - 0.51%	0.33%
Equity investments	785	Black Scholes Option Pricing Model	Volatility	55.00% - 65.00%	60.00%
			Term	3.00 - 4.00 Years	3.50 Years
			Risk Free Rate	0.17% - 0.27%	0.22%
Total investments	$119,865
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
As of December 31, 2020, the Company had no delinquencies and no credit losses on any of its debt investments.
Note 6. Borrowings
The following table shows the Company's outstanding debt as of December 31, 2020:

Liability (in thousands)	December 31, 2020
	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	$45,000	$205,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Revolving Credit Facility
Interest cost	$539
Unused fee	2,196
Amortization of costs and other fees	239
Revolving Credit Facility Total	$2,974

Total interest expense and amortization of fees	$2,974
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
As of December 31, 2020, the Company had outstanding borrowings under the Credit Facility of $45.0 million, excluding deferred credit facility costs of $1.3 million, which are included as assets in the Company’s consolidated statement of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the period from July 15, 2020 to December 31, 2020, the Company had average outstanding borrowings under the Credit Facility of $23.5 million at a weighted average interest rate of 4.00%. As of December 31, 2020, $120.4 million of the Company’s assets were pledged for borrowings under the Credit Facility.
Note 7. Commitments and Contingencies
Commitments
On May 27, 2020, in conjunction with the Company’s purchase of its initial portfolio of assets, the Company assumed unfunded obligations of $24.5 million. As of December 31, 2020, the Company’s unfunded commitments totaled $72.5 million to 18 portfolio companies, of which $16.7 million was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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

The table below shows the Company’s unfunded commitments by portfolio company as of December 31, 2020:

	December 31, 2020
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Material Technologies Corporation	$10,000	$124
Activehours, Inc.	6,000	43
Clutter Inc.	6,000	40
Calibrate Health, Inc.	5,000	48
Curology, Inc.	5,000	—
Eightfold AI Inc.	5,000	—
HI LLC	5,000	37
Noho Dental, Inc.	5,000	135
Honor Technology, Inc.	4,500	—
Well Dot, Inc.	4,000	67
Narvar, Inc.	3,750	140
TFG Holding, Inc.	3,000	106
Forte Labs, Inc.	2,500	—
Hello Digit, Inc.	2,500	18
Swift Navigation, Inc.	2,000	96
Tide Platform Limited	1,706	17
Dialpad, Inc.	1,000	35
Dumpling, Inc.	500	11
Minted, Inc.	—	25
Total	$72,456	$942
_______________
(1)Does not include $16.5 million backlog of potential future commitments as of December 31, 2020. Refer to the “Backlog of Potential Future Commitments” below.
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
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the period from May 27, 2020 (Commencement of Operations) to December 31, 2020:

Commitments Activity (in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Unfunded commitments at beginning of period(1)	$—
New commitments(1)	145,447
Fundings	(49,042)
Expirations / Terminations	(7,500)
Foreign currency adjustments	51
Unfunded commitments and backlog of potential future commitments at end of period	$88,956
Backlog of potential future commitments	16,500
Unfunded commitments at end of period	$72,456
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of December 31, 2020:

Unfunded Commitments(1) (in thousands)	December 31, 2020
Dependent on milestones	$16,706
Expiring during:
2021	$55,456
2022	17,000
Unfunded commitments	$72,456
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of December 31, 2020, this backlog of potential future commitments totaled $16.5 million.
Note 8. Financial Highlights
The financial highlights shown below are for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020:

Financial Highlights (in thousands, except share and per share data)	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Per Share Data(1)
Net asset value at beginning of period	$15.00
Changes in net asset value due to:
Net investment income	0.57
Net realized gains on investments	0.20
Net change in unrealized gains on investments	0.20
Preferred stock distributions from distributable earnings	(0.01)
Common stock distributions from distributable earnings	(0.59)
Organizational costs	(0.01)
Offering costs	(0.28)
Net asset value at end of period	$15.08

Net investment income per common share	$0.56
Net increase in net assets resulting from operations per common share	$0.97
Weighted average shares of common stock outstanding for period	7,001,667
Shares of common stock outstanding at end of period	7,001,667

Ratios / Supplemental Data(2)
Net asset value at end of period	$106,141
Average net asset value	$105,382
Total return based on net asset value per share(3)	4.5%
Net investment income to average net asset value(4)(5)	6.4%
Net increase in net assets to average net asset value(4)(5)	10.8%
Ratio of expenses to average net asset value(4)(5)	8.4%
Operating expenses excluding incentive fees to average net asset value(4)(5)	8.4%
Income incentive fees to average net asset value(4)(5)	—%
Capital gains incentive fees to average net asset value(4)(5)	—%
_____________
(1)All per share activity is calculated based on the weighted average common shares outstanding for the relevant period, except net increase (decrease) in net assets from capital share transactions, which is based on the common shares outstanding as of the relevant balance sheet date.
(2)NAV used in ratios represents NAV to common shareholders and excludes preferred shareholders’ equity.
(3)Total return based on NAV is the change in ending NAV per common share plus distributions per common share paid during the period by the beginning NAV per common share.
(4)Percentage is presented on an annualized basis.

(5)For the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, excluding management and incentive fee waivers, the ratios of net investment income, net increase in net assets, ratio of expenses, operating expenses excluding incentive fees, income incentive fees and capital gains incentive fees to average net asset value were 5.7%, 10.2%, 9.0%, 9.0%, 0.0% and 0.4%, respectively.
The weighted average portfolio yield on total debt investments shown below is for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020:

Ratios (Percentages, on an annualized basis)(1)	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Weighted average portfolio yield on total debt investments(2)	15.9%
Coupon income	10.2%
Accretion of discount	0.4%
Accretion of end-of-term payments	3.0%
Impact of prepayments during the period	2.3%
_____________
(1)Weighted average portfolio yields on total debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period.
(2)The weighted average portfolio yields on total debt investments reflected above do not represent actual investment returns to the Company's shareholders.
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020:

Basic and Diluted Share Information (in thousands, except share and per share data)	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Net investment income	$4,021
Net increase in net assets resulting from operations	$6,838
Basic and diluted weighted average shares of common stock outstanding	7,001,667
Basic and diluted net investment income per share of common stock	$0.56
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.97
Note 10.    Equity
Since May 27, 2020 (Commencement of Operations) through December 31, 2020, the Company has issued 7,001,667 shares of common stock at a price of $15.00 per share through a private placement offering resulting in gross proceeds to the Company of $105.0 million. The Company had 7,001,667 shares of common stock outstanding as of December 31, 2020. As of December 31, 2020, the Company had received capital commitments totaling $322.0 million, of which $217.0 million remained available.
On May 27, 2020, the Company sold 525 shares of the Company’s Series A preferred stock at a price of $1,000.00 per share, resulting in gross proceeds to the Company of $525,000. Series A preferred stock is senior to all other classes and series of common stock and will rank on parity with any other class or series of preferred stock, whether such class or series is created in the future. Series A preferred stock is subject to redemption at any time by notice of such redemption on a date selected by the Company. Shares of preferred stock are entitled to a liquidation preference of $1,000.00 per share (the “Liquidation Value”), plus any accrued but unpaid dividends and any applicable redemption premium. Dividends on each share of Series A preferred stock are payable semiannually on June 30 and December 31 of each year and accrue at a rate of 12.0% per annum on the Liquidation Value thereof plus all accumulated and unpaid dividends thereon. Holders of the shares of Series A preferred stock will not participate in any appreciation in the value of the Company. The Company had 525 shares of preferred stock outstanding as of December 31, 2020.
Note 11. Common Distributions
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

For the tax year ended December 31, 2020, the Company was subject to a 4% U.S. federal excise tax, and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with U.S. income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $46,000 for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020.
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to December 31, 2020. From May 27, 2020 (commencement of operations) to December 31, 2020, distributions represent ordinary income as our earnings exceeded distributions.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
December 31, 2020	November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
			Total cash distributions	$0.59
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statement of operations during the period from May 27, 2020 (Commencement of Operations) to December 31, 2020. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Taxable Income
The Company has elected to be treated and intends to qualify each year as a RIC under Subchapter M of the Code. As a RIC, the Company generally does not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that the Company timely distributes to its shareholders as dividends. Taxable income includes the Company’s taxable interest and other income, reduced by certain deductions, as well as taxable net realized capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as such gains or losses are not included in taxable income until they are realized.
To qualify and be subject to tax as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing dividends of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for distributions paid, to its shareholders. The amount to be paid out as a distribution is determined by the Board each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s shareholders.
Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Also, recent tax legislation requires that certain income be recognized for tax purposes no later than when recognized for financial reporting purposes.
It is the Company’s intention to distribute 100% of its annual taxable income to its shareholders and thus, no provision for income tax has been recorded in the Company’s consolidated statement of operations for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020.
In addition, during the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to non-deductible excise taxes and organizational costs that were reclassified between the following components of net assets:

(in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Paid-in capital in excess of par value	$(141)
Undistributed net investment income	$141

For income tax purposes, distributions paid to common shareholders are reported as ordinary income, return of capital, long term capital gains, or a combination thereof. During the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, the Company distributed $4.1 million through two regular quarterly distributions and one special dividend to common shareholders. The tax character of distributions paid for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020 was $4.1 million from ordinary income. The Company expects to distribute $1.3 million of undistributed taxable income in 2021 to meet its intention of distributing all of its taxable income earned in the calendar year 2020. There are no differences between book and tax cost as of December 31, 2020. As of December 31, 2020 the Company has no capital loss carryforwards available to offset future realized capital gains.
As of December 31, 2020, the components of distributable earnings on a tax basis are as follows:

(in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Undistributed ordinary income	$1,251
Unrealized gains	1,433
Total	$2,684
For the period from May 27, 2020 (Commencement of Operations) to December 31, 2020, the Company had $46,000 of accrued but unpaid U.S. federal excise tax as of the balance sheet date.
The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.
Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2020 federal tax year for the Company remains subject to examination by the Internal Revenue Service. The Company may remain subject to examination by the state taxing authorities for an additional year depending on the jurisdiction.
Note 13. Selected Quarterly Financial Results
The following table sets forth selected quarterly financial data for the period from May 27, 2020 (Commencement of Operations) to June 30, 2020, and for each of the three months ended September 30, 2020 and December 31, 2020:

Selected Quarterly Financial Results (unaudited) (in thousands, except per share data)	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020	For the Three Months Ended
		September 30, 2020	December 31, 2020
Total investment and other income	$1,088	$3,115	$5,120
Net investment income	$848	$1,094	$2,079
Net realized gains	$6	$35	$1,343
Net unrealized gains	$229	$645	$559
Net increase in net assets resulting from operations	$1,083	$1,774	$3,981

Basic and diluted net investment income per common share	$0.12	$0.15	$0.29
Basic and diluted net increase in net assets per common share	$0.15	$0.25	$0.57
Net asset value per common share at period end	$14.85	$15.11	$15.08
Note 14. Subsequent Events
Capital Commitments
On February 8, 2021, the Company received $10.0 million of additional capital commitments to purchase shares of the Company’s common stock pursuant to a subscription agreement.
On February 18, 2021, the Company issued and sold in an exempt offering 273,502 shares of its common stock, which share amount was based on the Company’s receipt of aggregate proceeds of $4.2 million minus the aggregate organizational expenses allocable to the participating investors. In addition, on March 11, 2021, the Company issued and sold in an exempt offering 227,845 shares of its common stock, which share amount was based on the Company’s receipt of aggregate proceeds of $3.5 million minus the aggregate organizational expenses allocable to the participating investor. These issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well-designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2021 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
We have adopted a code of business conduct and ethics that applies to directors, officers and employees of the Company. We undertake to provide to any person without charge, upon written request, a copy of such code of business conduct and ethics. You may send any such written request to TriplePoint Private Venture Credit Inc., 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025, Attention: Corporate Secretary.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2021 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2021 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2021 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2021 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
(b)The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Purchase and Sale Agreement, dated as of May 27, 2020, by and among TriplePoint Global Venture Credit, LLC, and TriplePoint Capital LLC and TriplePoint Financial LLC(1)

3.1	Articles of Incorporation(2)

3.2	Articles Supplementary(3)

3.3	Bylaws(4)

4.1	Description of Securities(*)

10.1	Investment Advisory Agreement, dated as of May 27, 2020, between TriplePoint Private Venture Credit Inc. and TriplePoint Advisers LLC(5)

10.2	Administration Agreement, dated as of May 27, 2020, between TriplePoint Private Venture Credit Inc. and TriplePoint Administration LLC(6)

10.3	License Agreement, dated as of May 27, 2020, between TriplePoint Capital LLC and TriplePoint Private Venture Credit Inc.(7)

10.4	Form of Common Stock Subscription Agreement(8)

10.5	Form of Custody Agreement by and among TriplePoint Private Venture Credit Inc., Subsidiaries and U.S. Bank N.A.(9)

10.6	Custody Agreement, dated as of April 14, 2020, between TriplePoint Private Venture Credit Inc. and MUFG Union Bank(10)

10.7	Form of Indemnification Agreement for Directors and Officers(11)

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

10.11	Form of Omnibus Amendment to the Credit Facility, dated September 11, 2020(15)

21.1	List of Subsidiaries(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)
(1)Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(2)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(3)Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(4)Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(5)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(6)Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(7)Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(8)Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(9)Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10-12G (File No. 000-56116) filed on June 9, 2020.
(10)Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10-12G (File No. 000-56116) filed on June 9, 2020.
(11)Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10-12G (File No. 000-56116) filed on June 9, 2020.
(12)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.
(13)Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.
(14)Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.
(15)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on September 15, 2020.
(*)Filed herewith.
(c)Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Private Venture Credit Inc.
Date: March 12, 2021	By:	/s/ JAMES P. LABE
James P. Labe
Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	James P. Labe		March 12, 2021

By:	/s/ CHRISTOPHER M. MATHIEU	Chief Financial Officer (Principal Financial and Accounting Officer)
	Christopher M. Mathieu		March 12, 2021

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President, Secretary, Treasurer and Director
	Sajal K. Srivastava		March 12, 2021

By:	/s/ GILBERT E. AHYE	Director
	Gilbert E. Ahye		March 12, 2021

By:	/s/ STEPHEN A. CASSANI	Director
	Stephen A. Cassani		March 12, 2021

By:	/s/ CYNTHIA M. FORNELLI	Director
	Cynthia M. Fornelli		March 12, 2021