Form 10-Q
period 2021-03-31
TriplePoint Private Venture Credit Inc.
filed 2021-05-14
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of May 14, 2021, the registrant had 7,729,938 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investments at fair value (amortized cost of $138,037 and $118,935, respectively)	$139,546	$120,368
Cash and cash equivalents	23,218	31,745
Restricted cash	390	2,395
Deferred credit facility costs	1,132	1,254
Prepaid expenses and other assets	152	49
Total assets	$164,438	$155,811

Liabilities
Revolving Credit Facility	$45,000	$45,000
Base management fee payable	470	463
Dividend payable	16	—
Other accrued expenses and liabilities	3,625	4,207
Total liabilities	$49,111	$49,670
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	75	70
Paid-in capital in excess of par value	111,082	103,387
Total distributable earnings	4,170	2,684
Total net assets	$115,327	$106,141
Total liabilities and net assets	$164,438	$155,811

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	7,503,014	7,001,667
Net asset value per common share	$15.30	$15.08

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

For the Three Months Ended March 31, 2021
Investment income
Interest income from investments	$4,214
Other income
Expirations / terminations of unfunded commitments	10
Other fees	2
Total investment and other income	4,226

Operating expenses
Base management fee	470
Interest expense and amortization of fees	1,809
Administration agreement expenses	306
General and administrative expenses	278
Total operating expenses	2,863

Net investment income	1,363

Net realized and unrealized gains
Net realized gains on investments	63
Net change in unrealized gains on investments	75
Net realized and unrealized gains	138

Net increase in net assets resulting from operations	$1,501

Basic and diluted net investment income per common share	$0.19
Basic and diluted net increase in net assets per common share	$0.21
Basic and diluted weighted average shares of common stock outstanding	7,182,465

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance at December 31, 2020	7,001,667	$70	525	$—	$103,387	$2,684	$106,141
Issuance of common stock	501,347	5	—	—	7,695	—	7,700
Common stock distributions from distributable earnings	—	—	—	—	—	—	—
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	1,501	1,501
Balance at March 31, 2021	7,503,014	$75	525	$—	$111,082	$4,170	$115,327

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$1,501
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(24,813)
Principal payments and proceeds from investments	6,498
Net change in unrealized (gains) losses on investments	(75)
Net realized (gains) losses on investments	(63)
Accretion of debt investment fees	(724)
Organizational costs	—
Amortization of debt fees and issuance costs	122
Change in operating assets and liabilities:
Prepaid expenses and other assets	(103)
Base management fee payable	7
Other accrued expenses and liabilities	(582)
Net cash (used in) provided by operating activities	(18,232)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	—
Repayments under revolving credit facility	—
Common stock distributions paid	—
Preferred stock distributions paid	—
Proceeds from issuance of common stock	7,700
Net cash provided by (used in) financing activities	7,700
Net change in cash, cash equivalents and restricted cash	(10,532)
Cash, cash equivalents and restricted cash at beginning of period	34,140
Cash, cash equivalents and restricted cash at end of period	$23,608

March 31, 2021
Cash and cash equivalents	$23,218
Restricted cash	390
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$23,608

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,672
Excise tax paid	$13

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Astranis Space Technologies Corp.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 6.75% EOT payment)	5/27/2020	$3,250	$3,291	$3,291	4/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 6.75% EOT payment)	5/27/2020	1,750	1,759	1,759	7/31/2023
			5,000	5,050	5,050
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)(2)	3/31/2021	5,000	4,848	4,848	3/31/2024
Total Aerospace and Defense - 8.58%*			10,000	9,898	9,898

Buildings and Property
Breather Products US Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 10.00% floor, 4.50% EOT payment)	5/27/2020	1,548	1,595	1,581	7/31/2022
Total Buildings and Property - 1.37%*			1,548	1,595	1,581

Business Applications Software
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	4,967	4,890	5,083	11/30/2023
	Revolver (8.00% interest rate, 4.00% EOT payment)(2)	2/22/2021	1,768	1,762	1,714	11/13/2021
Total Business Applications Software - 5.89%*			6,735	6,652	6,797

Communication Software
Hiya, Inc.	Growth Capital Loan (10.75% interest rate, 8.00% EOT payment)	5/27/2020	1,500	1,543	1,550	4/30/2022
Total Communication Software - 1.34%*			1,500	1,543	1,550

Computer Hardware
Swift Navigation, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.25% floor, 4.25% EOT payment)	8/7/2020	500	494	494	8/31/2023
Total Computer Hardware - 0.43%*			500	494	494

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	4,000	3,949	3,949	10/31/2023
Upgrade, Inc.	Growth Capital Loan (12.00% interest rate)	1/29/2021	4,196	4,196	4,196	1/31/2024
Total Consumer Finance - 7.06%*			8,196	8,145	8,145

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	12/23/2020	2,000	1,962	1,962	12/31/2023
	Growth Capital Loan (9.00% interest rate, 7.00% EOT payment)	3/26/2021	4,000	3,888	3,888	3/31/2024
			6,000	5,850	5,850
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	1,650	1,639	1,639	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	3,300	3,209	3,209	12/31/2024
			4,950	4,848	4,848
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,461	3,370	3,262	1/31/2025
Total Consumer Products and Services - 12.10%*			14,411	14,068	13,960

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	$732	$831	$887	1/31/2022
	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	267	299	319	2/28/2022
	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	1,451	1,607	1,716	3/31/2022
Total Cultivation - 2.53%*			2,450	2,737	2,922

E-Commerce - Clothing and Accessories
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	7,500	7,324	7,324	3/31/2024
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,340	4,340	12/31/2023
Total E-Commerce - Clothing and Accessories - 10.11%*			12,000	11,664	11,664

Food Products
Feast Kitchen ApS(1)(3)	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 10.00% EOT payment)	5/27/2020	1,363	1,441	1,441	6/30/2023
	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)	11/12/2020	500	489	489	5/31/2024
Total Food Products - 1.67%*			1,863	1,930	1,930

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	4,972	4,972	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,849	4,849	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,849	4,849	12/31/2023
			10,000	9,698	9,698
SafelyYou Inc.	Growth Capital Loan (10.25% interest rate, 4.50% EOT payment)(2)	3/26/2021	1,000	965	965	3/31/2024
Total Healthcare Technology Systems - 13.56%*			16,000	15,635	15,635

Home Furnishings
Feather Home Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 9.50% floor, 7.00% EOT payment)	5/27/2020	1,706	1,798	1,798	3/31/2022
Total Home Furnishings - 1.56%*			1,706	1,798	1,798

Household Products
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)	5/27/2020	6,750	7,042	7,037	4/30/2021
	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)	5/27/2020	2,333	2,434	2,432	4/30/2021
Total Household Products - 8.21%*			9,083	9,476	9,469

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,072	5,155	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,536	2,578	10/31/2023
	Convertible Note (5.00% interest rate)(2)	8/11/2020	75	75	74	2/11/2023
Total Infrastructure - 6.77%*			7,575	7,683	7,807

Life and Health Insurance
Beam Technologies Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 8.25% floor, 5.50% EOT payment)	5/27/2020	4,000	4,107	4,118	10/31/2021
Total Life and Health Insurance - 3.57%*			4,000	4,107	4,118

Logistics
Passport Labs, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/27/2020	$5,000	$5,112	$5,298	5/31/2024
Total Logistics - 4.59%*			5,000	5,112	5,298

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 8.25% floor, 5.75% EOT payment)	5/27/2020	2,300	2,392	2,392	2/28/2022
	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 7.25% EOT payment)	5/27/2020	5,000	5,051	5,051	4/30/2023
			7,300	7,443	7,443
Divvy Homes Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 2.25% EOT payment)	10/28/2020	5,000	4,888	4,888	7/31/2021
Mynd Management, Inc.	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,110	2,142	2,142	11/30/2022
	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,110	2,142	2,142	11/30/2022
	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,208	2,235	2,235	12/31/2022
			6,428	6,519	6,519
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	1,964	1,964	3/31/2023
	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	488	488	4/30/2023
			2,500	2,452	2,452
Total Real Estate Services - 18.47%*			21,228	21,302	21,302

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	5/27/2020	5,000	5,146	5,178	9/30/2023
Total Social/Platform Software - 4.49%*			5,000	5,146	5,178

Software Development Applications
Forte Labs, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.00% EOT payment)	12/31/2020	2,500	2,445	2,445	6/30/2022
Total Software Development Applications - 2.12%*			2,500	2,445	2,445

Total Debt Investments - 114.45%*			$131,295	$131,430	$131,991

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Warrant Investments(7)(8)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock	5/27/2020	70,959	$95	$95
Dedrone Holdings, Inc.	Preferred Stock(2)	3/2/2021	71,018	103	103
Total Aerospace and Defense - 0.17%*			141,977	198	198

Buildings and Property
Breather Products US Inc.	Preferred Stock	5/27/2020	39,457	12	2
Total Buildings and Property - 0.00%*			39,457	12	2

Business Applications Software
Blueboard Inc.	Common Stock(2)	3/11/2021	69,768	14	14
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	51
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	47
Total Business Applications Software - 0.19%*			158,657	212	214

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	74	74
Total Business to Business Marketplace - 0.06%*			23,576	74	74

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.01%*			17,003	6	6

Communication Software
Hiya, Inc.	Preferred Stock	5/27/2020	115,073	54	54
Total Communication Software - 0.05%*			115,073	54	54

Computer Hardware
Swift Navigation, Inc.	Preferred Stock	7/30/2020	62,874	77	77
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	6,970	46	46
Total Computer Hardware - 0.11%*			69,844	123	123

Consumer Finance
Activehours, Inc.	Preferred Stock	10/8/2020	24,648	65	65
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	723	12	12
Upgrade, Inc.	Preferred Stock	5/27/2020	136,869	44	36
Total Consumer Finance - 0.10%*			162,240	121	113

Consumer Products and Services
Clutter Inc.	Preferred Stock	9/30/2020	19,649	113	113
Hydrow, Inc.	Common Stock(2)	2/9/2021	50,863	70	132
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	43	43
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	56
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	9,510	41	41
Total Consumer Products and Services - 0.33%*			366,310	325	385

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	5/27/2020	1,278	$1,223	$1,482
Total Cultivation - 1.29%*			1,278	1,223	1,482

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	11	11
Total Database Software - 0.01%*			3,789	11	11

E-Commerce - Clothing and Accessories
Minted, Inc.	Preferred Stock	9/30/2020	22,277	216	216
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	257
Total E-Commerce - Clothing and Accessories - 0.41%*			92,480	465	473

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	131
Total Elder and Disabled Care - 0.11%*			130,618	50	131

Food Products
Feast Kitchen Inc.(1)(3)	Preferred Stock	5/27/2020	29,145	127	103
	Preferred Stock	9/14/2020	4,413	11	11
Total Food Products - 0.10%*			33,558	138	114

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	45,089	23	23
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	261
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	195
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	85	85
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	70,785	25	25
Total Healthcare Technology Systems - 0.52%*			1,312,468	466	603

Home Furnishings
Feather Home Inc.	Preferred Stock	5/27/2020	33,910	77	77
Total Home Furnishings - 0.07%*			33,910	77	77

Household Products
Grove Collaborative, Inc.	Preferred Stock	5/27/2020	33,038	72	105
Total Household Products - 0.09%*			33,038	72	105

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	36	186
Total Human Capital Services - 0.16%*			69,577	36	186

Information Services (B2C)
Cleo AI Ltd(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	90
Total Information Services (B2C) - 0.08%*			41,041	82	90

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	61	26
Total Infrastructure - 0.02%*			2,775	61	26

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock	5/27/2020	5,344	57	81
Total Life and Health Insurance - 0.07%*			5,344	57	81

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Logistics
Passport Labs, Inc.	Common Stock	5/27/2020	2,102	51	51
Total Logistics - 0.04%*			2,102	51	51

Medical Software and Information Services
KRNL, Inc.	Preferred Stock(2)	12/21/2020	24,713	24	24
Total Medical Software and Information Services - 0.02%*			24,713	24	24

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.16%*			21,604	180	180

Real Estate Services
Common Living Inc.	Preferred Stock	5/27/2020	729,380	155	175
Divvy Homes Inc.	Preferred Stock	10/27/2020	128,289	470	470
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	83
Ribbon Home, Inc.	Common Stock(2)	3/5/2021	12,140	19	19
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	57
Total Real Estate Services - 0.70%*			984,782	784	804

Social/Platform Software
ClassPass Inc.	Preferred Stock	5/27/2020	14,085	43	25
Total Social/Platform Software - 0.02%*			14,085	43	25

Software Development Applications
Forte Labs, Inc.	Preferred Stock	12/30/2020	201,637	65	65
Total Software Development Applications - 0.06%*			201,637	65	65

Total Warrant Investments - 4.94%*				$5,010	$5,697

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2021
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Advertising / Marketing
Alliance Data Systems Corporation(1)	Common Stock(2)(10)	12/3/2020	6,784	$567	$760
Total Advertising / Marketing - 0.66%*			6,784	567	760

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	70
Total Business Applications Software - 0.06%*			9,016	70	70

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	100
Total Consumer Finance - 0.09%*			9,859	100	100

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	234
	Preferred Stock(2)	3/19/2021	22,881	165	165
			65,523	331	399
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	250
Total Consumer Products and Services - 0.56%*			91,939	581	649

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	199	199
Total Elder and Disabled Care - 0.17%*			82,443	199	199

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	80
Total Life and Health Insurance - 0.07%*			1,901	80	80

Total Equity Investments - 1.61%*				$1,597	$1,858

Total Investments in Portfolio Companies - 121.00%*(4)				$138,037	$139,546

Total Investments - 121.00%*(5)				$138,037	$139,546
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2021, non-qualifying assets represented 15.6% of the Company’s total assets, at fair value.
(2)As of March 31, 2021, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of March 31, 2021, the Company’s portfolio company investments that were subject to restrictions on sales totaled $138.8 million at fair value and represented 120.3% of the Company’s net assets. In addition, unless otherwise indicated, as of March 31, 2021, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)Except for equity in one public company, as denoted by footnote 10 to this Schedule of Investments, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $1.8 million, $0.3 million and $1.5 million, respectively, for the March 31, 2021 investment portfolio. The tax cost of investments is $138.0 million.
(7)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(8)Non-income producing investments.
(9)Acquisition date represents the date of the investment in the portfolio investment.
(10)Investment is publicly traded and listed on New York Stock Exchange and is not subject to restrictions on sales.
*    Value as a percentage of net assets.

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
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the 1940 Act. As of December 31, 2020, non-qualifying assets represented 13.6% of the Company’s total assets, at fair value.
(2)As of December 31, 2020, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act. These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(5)Except for equity in one public company, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Board.
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
•For each debt investment tied to the Prime rate (“Prime”) as of March 31, 2021, Prime was 3.25%. As of March 31, 2021, a majority of the debt investments (approximately 67.7%, or $88.9 million in principal balance) in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%.

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
March 31, 2021
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
The Company’s investment objective is to maximize its total return to shareholders primarily in the form of current income from secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments to venture capital-backed companies. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TriplePoint Capital LLC (“TPC”). The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser (the “Advisory Agreement”), the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and pays separately for services provided.
The Company has two wholly owned subsidiaries: TPVC Funding Company LLC (the “Financing Subsidiary”), an entity established for utilizing the Company’s revolving credit facility, and TPVC Investment LLC, an entity established for holding certain of the Company’s investments in order to benefit from the tax treatment of these investments and create a tax structure that enables the Company to qualify for RIC tax treatment. These subsidiaries are consolidated in the financial statements of the Company.
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”), on March 12, 2021, including the significant accounting policies described in “Note 2. Significant Accounting Policies” in the Company’s consolidated financial statements included therein.
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

Investment Advisory Agreement
In accordance with the Advisory Agreement, subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the day-to-day operations and provides investment advisory services to the Company. The Advisory Agreement was approved by the Board, including all of its independent directors, in April 2020 and is effective for an initial two-year term commencing on May 27, 2020. Under the terms of the Advisory Agreement, the Adviser:
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
Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. The investment income component of the incentive fee will be subject to a total return requirement, which will provide that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters (or if shorter, the number of quarters that have occurred since May 27, 2020, the initial effective date of the Advisory Agreement) (in either case, the “Trailing Twelve Quarters”) exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the Trailing Twelve Quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the Trailing Twelve Quarters. However, following the occurrence (if any) of an IPO, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the 11 preceding calendar quarters (or if shorter, the number of quarters that have occurred since the IPO, rather than the number of quarters that have occurred since May 27, 2020).

The capital gains component of the incentive fee will be determined and paid annually in arrears at the end of each calendar year or, in the event of an Advanced Liquidity Event (as defined below), the date on which the closing of such Advanced Liquidity Event occurs. At the end of each calendar year (or upon the effectuation of an Advanced Liquidity Event), the Company will pay the Adviser (A) 20.0% of the difference, if positive, of the sum of aggregate cumulative realized capital gains, if any, computed net of aggregate cumulative realized capital losses, if any, and aggregate cumulative unrealized capital depreciation, in each case from May 27, 2020, the initial effective date of the Advisory Agreement, through the end of such year (or the date on which an Advanced Liquidity Event occurs), less (B) the aggregate amount of any previously paid capital gains incentive fees from May 27, 2020 until the end of such calendar year (or the date on which an Advanced Liquidity Event occurs). For the foregoing purpose, “aggregate cumulative realized capital gains” does not include any unrealized capital appreciation. An Advanced Liquidity Event could include: (1) a listing of the Company’s shares of capital stock on a national securities exchange, including through an IPO, (2) a merger with another entity, including an affiliated company, subject to any limitations under the 1940 Act or (3) the sale of all or substantially all of the assets of the Company.
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below:

Base Management and Incentive Fees (in thousands)	For the Three Months Ended March 31, 2021
Base management fee	$470
Income incentive fee	$—
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
For the three months ended March 31, 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.3 million.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment.
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
Investment Valuation
The above-described valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments that do not have an active observable market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of March 31, 2021 and December 31, 2020. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$131,991	$131,991	$—	$—	$114,261	$114,261
Warrant investments	—	—	5,697	5,697	—	—	4,819	4,819
Equity investments	760	—	1,098	1,858	503	—	785	1,288
Total investments	$760	$—	$138,786	$139,546	$503	$—	$119,865	$120,368
The following table shows information about Level 3 investments measured at fair value for the three months ended March 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2020	$114,261	$4,819	$785	$119,865
Funding and purchases of investments, at cost	23,833	735	245	24,813
Principal payments and sale proceeds received from investments	(6,498)	—	—	(6,498)
Amortization and accretion of premiums and discounts, net and end-of term payments	788	—	—	788
Realized gains on investments	—	—	—	—
Net change in unrealized gains (losses) included in earnings	(393)	143	68	(182)
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of March 31, 2021	$131,991	$5,697	$1,098	$138,786

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2021	$(306)	$143	$68	$(95)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the three months ended March 31, 2021.

Realized gains and losses are included in “net realized gains on investments” in the consolidated statement of operations.
For the three months ended March 31, 2021, the Company recognized net realized gains of $0.1 million.
Unrealized gains and losses are included in “net change in unrealized gains on investments” in the consolidated statement of operations.
Net change in unrealized gains during the three months ended March 31, 2021 was $0.1 million, resulting primarily from market rate adjustments.

The following table shows a summary of quantitative information about the Level 3 fair value measurements of investments as of March 31, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	March 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$131,991	Discounted Cash Flows	Discount Rate	7.35% - 23.29%	15.29%
Warrant investments	5,697	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	10.24x
			Volatility	48.50% - 80.00%	66.35%
			Term	2.00 - 6.50 Years	4.61 Years
			Risk Free Rate	0.15% - 1.16%	0.73%
			EBITDA Multiples	6.14x - 25.07x	15.15x
Equity investments	1,098	Black Scholes Option Pricing Model	Volatility	55.00% - 75.00%	69.84%
			Term	3.00 - 4.00 Years	3.19 Years
			Risk Free Rate	0.35% - 0.64%	0.40%
			Revenue Multiples	1.24x - 5.22x	2.86x
Total investments	$138,786

Level 3 Investments (dollars in thousands)	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$114,261	Discounted Cash Flows	Discount Rate	6.61% - 23.38%	15.22%
Warrant investments	4,819	Black Scholes Option Pricing Model	Revenue Multiples	0.95x - 56.90x	11.92x
			Volatility	48.50% - 80.00%	66.18%
			Term	2.00 - 6.50 Years	4.71 Years
			Risk Free Rate	0.13% - 0.51%	0.33%
Equity investments	785	Black Scholes Option Pricing Model	Volatility	55.00% - 65.00%	60.00%
			Term	3.00 - 4.00 Years	3.50 Years
			Risk Free Rate	0.17% - 0.27%	0.22%
Total investments	$119,865
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
Note 5. Credit Risk
Debt investments may be affected by business, financial market or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic, economic and political developments, may significantly affect the value of these investments. In addition, the value of these investments may fluctuate as the general level of interest rates fluctuates.
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
As of March 31, 2021, the Company had no delinquencies and no credit losses on any of its debt investments.
Note 6. Borrowings
The following table shows the Company's outstanding debt as of March 31, 2021 and December 31, 2020:

Liability (in thousands)	March 31, 2021			December 31, 2020
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	$45,000	$205,000	$250,000	$45,000	$205,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended March 31, 2021
Revolving Credit Facility
Interest cost	$546
Unused fee	1,126
Amortization of costs and other fees	137
Revolving Credit Facility Total	$1,809

Total interest expense and amortization of fees	$1,809
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a $150 million secured revolving credit facility with Deutsche Bank AG, New York Branch (“Deutsche Bank”) pursuant to a Receivables Financing Agreement (together with the exhibits and schedules thereto, the “Receivables Financing Agreement” and the secured revolving credit facility thereunder, the “Credit Facility”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank, as the facility agent (the “Facility Agent”), Deutsche Bank and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, U.S. Bank National Association, as custodian, and Vervent Inc., as backup collateral manager. In September 2020, the Company amended the Credit Facility to (i) increase its total commitments from $150 million to $250 million and (ii) add two new lenders, KeyBank National Association and TIAA, FSB.
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
As of March 31, 2021 and December 31, 2020, the Company had outstanding borrowings under the Credit Facility of $45.0 million and $45.0 million, respectively, excluding deferred credit facility costs of $1.1 million and $1.3 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three months ended March 31, 2021, the Company had average outstanding borrowings under the Credit Facility of $45.0 million at a weighted average interest rate of 4.00%. As of March 31, 2021 and December 31, 2020, $124.2 million and $120.4 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility.
Note 7. Commitments and Contingencies
Commitments
As of March 31, 2021 and December 31, 2020, the Company’s unfunded commitments totaled $104.0 million to 23 portfolio companies and $72.5 million to 18 portfolio companies, respectively, of which $26.4 million and $16.7 million, respectively, was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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

The table below shows the Company’s unfunded commitments by portfolio company as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Material Technologies Corporation	$10,000	$124	$10,000	$124
Narvar, Inc.	7,500	140	3,750	140
Tempo Interactive Inc.	7,500	71	—	—
Dialpad, Inc.	7,000	76	1,000	35
Noho Dental, Inc.	5,000	135	5,000	135
Ribbon Home, Inc.	6,000	49	—	—
Activehours, Inc.	6,000	43	6,000	43
Grey Orange International Inc.	5,000	66	—	—
Calibrate Health, Inc.	5,000	48	5,000	48
HI LLC	5,000	37	5,000	37
Curology, Inc.	5,000	—	5,000	—
Eightfold AI Inc.	5,000	—	5,000	—
Honor Technology, Inc.	4,500	—	4,500	—
Blueboard Inc.	4,000	25	—	—
Well Dot, Inc.	4,000	66	4,000	67
TFG Holding, Inc.	3,000	137	3,000	106
Forte Labs, Inc.	2,500	—	2,500	—
Hello Digit, Inc.	2,500	18	2,500	18
Divvy Homes Inc.	2,500	188	—	—
VanMoof Global Holding B.V.	2,513	74	—	—
Swift Navigation, Inc.	2,000	86	2,000	96
Clutter Inc.	2,000	—	6,000	40
Dumpling, Inc.	500	11	500	11
Minted, Inc.	—	25	—	25
Tide Platform Limited	—	—	1,706	17
Total	$104,013	$1,419	$72,456	$942
_______________
(1)Does not include $4.3 million and $16.5 million backlog of potential future commitments as of March 31, 2021 and December 31, 2020, respectively. Refer to the “Backlog of Potential Future Commitments” below.
The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three months ended March 31, 2021:

Commitments Activity (in thousands)	For the Three Months Ended March 31, 2021
Unfunded commitments at beginning of period(1)	$88,956
New commitments(1)	43,704
Fundings	(24,376)
Expirations / Terminations	—
Foreign currency adjustments	(21)
Unfunded commitments and backlog of potential future commitments at end of period	$108,263
Backlog of potential future commitments	4,250
Unfunded commitments at end of period	$104,013
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of March 31, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	March 31, 2021	December 31, 2020
Dependent on milestones	$26,375	$16,706
Expiring during:
2021	$64,250	$55,456
2022	39,763	17,000
Unfunded commitments	$104,013	$72,456
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of March 31, 2021 and December 31, 2020, this backlog of potential future commitments totaled $4.3 million and $16.5 million, respectively.
Note 8. Financial Highlights
The following table shows the financial highlights for the three months ended March 31, 2021:

Financial Highlights (in thousands, except share and per share data)	For the Three Months Ended March 31, 2021
Per Share Data(1)
Net asset value at beginning of period	$15.08
Changes in net asset value due to:
Net investment income	0.19
Net realized gains on investments	0.01
Net change in unrealized gains on investments	0.02
Net asset value at end of period	$15.30

Net investment income per common share	$0.19
Net increase in net assets resulting from operations per common share	$0.21
Weighted average shares of common stock outstanding for period	7,182,465
Shares of common stock outstanding at end of period	7,503,014

Ratios / Supplemental Data(2)
Net asset value at end of period	$115,327
Average net asset value	$110,185
Total return based on net asset value per share(3)	1.4%
Net investment income to average net asset value(4)	5.0%
Net increase in net assets to average net asset value(4)	5.5%
Ratio of expenses to average net asset value(4)	10.5%
Operating expenses excluding incentive fees to average net asset value(4)	10.5%
Income incentive fees to average net asset value(4)	—%
Capital gains incentive fees to average net asset value(4)	—%
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
(4)Percentage is presented on an annualized basis.

The weighted average portfolio yield on total debt investments shown below is for the three months ended March 31, 2021:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended March 31, 2021
Weighted average annualized portfolio yield on total debt investments(2)	14.3%
Coupon income	10.2%
Accretion of discount	0.9%
Accretion of end-of-term payments	2.9%
Impact of prepayments during the period	0.3%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the three months ended March 31, 2021:

Basic and Diluted Share Information (in thousands, except share and per share data)	For the Three Months Ended March 31, 2021
Net investment income	$1,363
Net increase in net assets resulting from operations	$1,501
Basic and diluted weighted average shares of common stock outstanding	7,182,465
Basic and diluted net investment income per share of common stock	$0.19
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.21
Note 10.    Equity
During the three months ended March 31, 2021, the Company issued 501,347 shares of common stock at a weighted-average price of $15.08 per share through a private placement offering, resulting in gross proceeds to the Company of $7.7 million.
As of March 31, 2021 and December 31, 2020, the Company had 7,503,014 and 7,001,667 shares of common stock outstanding, respectively. As of both March 31, 2021 and December 31, 2020, the Company had 525 shares of its Series A preferred stock outstanding.
During the three months ended March 31, 2021, the Company received $10.0 million of additional capital commitments to purchase shares of the Company’s common stock pursuant to a subscription agreement. As of March 31, 2021, the Company had received capital commitments totaling $332.0 million, of which $219.3 million remained available.
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

The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to March 31, 2021. All distributions included in the below table represent ordinary income as the Company’s earnings exceeded distributions for the relevant period.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2020	November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
			Total cash distributions	$0.59
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statement of operations during the three months ended March 31, 2021. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Subsequent Events
Distribution
On May 12, 2021, the Board declared a $0.30 per share distribution, payable on May 19, 2021 to stockholders of record on May 13, 2021.
Capital Commitments and Issuance of Shares
On May 14, 2021, the Company issued and sold in an exempt offering 226,924 shares of its common stock, which share amount was based on the Company’s receipt of aggregate proceeds of $3.5 million minus the aggregate organizational expenses allocable to the participating investor. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements as to:
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
•the adequacy of our available liquidity, cash resources, including undrawn capital commitments from investors and the ability of our investors to fulfill their obligations under their respective subscription agreements, and working capital and compliance with covenants under our borrowing arrangements; and
•the timing of cash flows, if any, from the operations of our portfolio companies.
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
•an economic downturn and the time period required for robust economic recovery therefrom, including relating to the impact of the COVID-19 pandemic, which has already generally had a material impact on our portfolio companies’ results of operations and financial condition and will likely continue to have a material impact on our portfolio companies’ results of operations and financial condition for its duration, which could lead to the loss of some or all of our investments in such portfolio companies and have a material adverse effect on our results of operations and financial condition;

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
•risks associated with possible disruption in our or our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•the risks, uncertainties and other factors we identify in “Risk Factors” in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time.
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
In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on May 27, 2020, we acquired a select portfolio of investments originated through TPC consisting of funded debt investments, future funding obligations and warrants associated with both the funded debt investments and future funding obligations. This initial portfolio included 30 secured loans and warrants to purchase shares in 23 portfolio companies for an aggregate purchase price of $94.6 million. The valuation of this initial portfolio was approved by the Board in consultation with the Adviser and consideration of valuations performed by independent third-party valuation firms on our initial portfolio. On May 27, 2020, we sold 7,001,667 shares of our common stock in a private offering for $105.0 million of gross proceeds. On May 27, 2020, we sold 525 shares of our Series A Preferred Stock (as defined below in “—Liquidity and Capital Resources— Capital Resources and Borrowings—Series A Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of $525,000. In aggregate, through March 31, 2021, we have sold 525 shares of our Series A Preferred Stock and 7,503,014 shares of our common stock for $113.3 million of gross proceeds. Subsequent to March 31, 2021, we have sold an additional 226,924 shares of our common stock for $3.5 million of gross proceeds.

COVID-19 Developments
The COVID-19 pandemic, and the related effect on the U.S. and global economies, including the recent economic downturn and the uncertainty associated with the timing and likelihood of economic recovery, has had adverse consequences for the business operations of some of our portfolio companies, may adversely affect our operations, and has adversely affected, and threatens to continue to adversely affect, the operations of the Adviser.
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
As of March 31, 2021, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. The Credit Facility also includes certain covenants, including without limitation, a covenant requiring 150% asset coverage in accordance with the 1940 Act. Any significant aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for more information. As of March 31, 2021, we were in compliance with the asset coverage requirements under the 1940 Act and were not in breach of any covenants under the Credit Facility. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate further or for a prolonged period of time.
We will continue to monitor the evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, it could have a material adverse impact for a prolonged period of time on our future net investment income, particularly with respect to our interest income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies. See “Risk Factors” in this Quarterly Report on Form 10-Q, and in our other filings with the SEC that we make from time to time, for more information.
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

The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$131,430	$131,991	$561	44	29
Warrant investments	5,010	5,697	687	49	48
Equity investments	1,597	1,858	261	8	7
Total Investments in Portfolio Companies	$138,037	$139,546	$1,509	101	49	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2020
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$113,307	$114,261	$954	37	25
Warrant investments	4,276	4,819	543	41	40
Equity investments	1,352	1,288	(64)	6	6
Total Investments in Portfolio Companies	$118,935	$120,368	$1,433	84	42	(1)
_______________
(1)Represents non-duplicative number of companies.
The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Real Estate Services	$22,106	15.8%
Healthcare Technology Systems	16,238	11.6
Consumer Products and Services	14,994	10.7
E-Commerce - Clothing and Accessories	12,137	8.7
Aerospace and Defense	10,096	7.2
Household Products	9,574	6.9
Consumer Finance	8,358	6.0
Infrastructure	7,833	5.6
Business Applications Software	7,081	5.1
Logistics	5,349	3.8
Social/Platform Software	5,203	3.7
Cultivation	4,404	3.2
Life and Health Insurance	4,279	3.1
Software Development Applications	2,510	1.8
Food Products	2,044	1.5
Home Furnishings	1,875	1.3
Communication Software	1,604	1.1
Buildings and Property	1,583	1.1
Advertising / Marketing	760	0.5
Computer Hardware	617	0.4
Elder and Disabled Care	330	0.2
Human Capital Services	186	0.1
Network Management Software	180	0.1
Information Services (B2C)	90	0.1
Business to Business Marketplace	74	0.1
Medical Software and Information Services	24	*
Database Software	11	*
Commercial Services	6	*
Total portfolio company investments	$139,546	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investment,

	December 31, 2020
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Real Estate Services	$22,719	18.9%
Healthcare Technology Systems	15,006	12.5
E-Commerce - Clothing and Accessories	12,005	10.0
Household Products	9,440	7.8
Consumer Finance	8,481	7.0
Infrastructure	7,796	6.5
Logistics	5,343	4.4
Cultivation	5,245	4.4
Business Applications Software	5,223	4.3
Social/Platform Software	5,176	4.3
Aerospace and Defense	5,102	4.2
Life and Health Insurance	4,119	3.4
Software Development Applications	2,482	2.1
Consumer Products and Services	2,439	2.0
Home Furnishings	2,243	1.9
Food Products	2,154	1.8
Buildings and Property	1,819	1.5
Communication Software	1,589	1.3
Computer Hardware	567	0.5
Advertising / Marketing	503	0.4
Elder and Disabled Care	330	0.3
Human Capital Services	203	0.2
Network Management Software	180	0.1
Information Services (B2C)	89	0.1
Business to Business Marketplace	74	0.1
Medical Software and Information Services	24	*
Database Software	11	*
Commercial Services	6	*
Total portfolio company investments	$120,368	100.0%
The following table shows the financing product type of our debt investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$130,203	98.6%	$114,188	99.9%
Convertible notes	74	0.1	73	0.1
Revolver loans	1,714	1.3	—	—
Total debt investments	$131,991	100.0%	$114,261	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 20.7% and 19.9% of our debt investments at fair value as of March 31, 2021 and December 31, 2020, respectively.

Investment Activity
The following table shows the total portfolio investment activity for the three months ended March 31, 2021:

(in thousands)	For the Three Months Ended March 31, 2021
Beginning portfolio at fair value	$120,368
New debt investments, net(1)	23,833
Scheduled principal amortization	(2,498)
Principal prepayments and early repayments	(4,000)
Accretion of debt investment fees	788
New warrant investments	735
New equity investments	245
Net unrealized gains on investments	75
Ending portfolio at fair value	$139,546
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
The following table shows the debt commitments and fundings of debt investments (principal balance) for the three months ended March 31, 2021:

Commitments and Fundings (in thousands)	For the Three Months Ended March 31, 2021
Debt Commitments
New portfolio companies	$34,558
Existing portfolio companies	9,146
Total(1)	$43,704

Funded Debt Investments	$24,376

Equity Investments	$245
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of March 31, 2021 and December 31, 2020, this backlog of potential future commitments totaled $4.3 million and $16.5 million, respectively.
Asset Quality
Consistent with TPC’s existing policies, our Adviser maintains a credit watch list which places borrowers into five risk categories based on our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White.	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.	Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.

The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$10,845	8.2%	3	$6,686	5.8%	2
White (2)	119,565	90.6	25	105,758	92.6	22
Yellow (3)	1,581	1.2	1	1,817	1.6	1
Orange (4)	—	—	—	—	—	—
Red (5)	—	—	—	—	—	—
	$131,991	100.0%	29	$114,261	100.0%	25
As of March 31, 2021 and December 31, 2020, the weighted average investment ranking of our debt investment portfolio was 1.93 and 1.96, respectively.
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
For the three months ended March 31, 2021, our net increase in net assets resulting from operations was $1.5 million, which was comprised of $1.4 million of net investment income and $0.1 million of net realized and unrealized gains. On a per common share basis for the three months ended March 31, 2021, net investment income was $0.19 per share and the net increase in net assets from operations was $0.21 per share.
Investment Income
Total investment and other income for the three months ended March 31, 2021 was $4.2 million.
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
Total operating expenses for the three months ended March 31, 2021 were $2.9 million.
Base management fees totaled $0.5 million during the three months ended March 31, 2021.
There were no income incentive fees for the three months ended March 31, 2021.
For the three months ended March 31, 2021, interest and fees on our borrowings totaled $1.8 million.
During the three months ended March 31, 2021, expenses under the Administration Agreement and general and administrative expenses totaled $0.6 million.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains on investments” in the consolidated statement of operations.
For the three months ended March 31, 2021, we recognized net realized gains of $0.1 million.
Unrealized gains and losses are included in “net change in unrealized gains on investments” in the consolidated statement of operations.
Net change in unrealized gains during the three months ended March 31, 2021 was $0.1 million, resulting primarily from market rate adjustments.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the three months ended March 31, 2021, interest income totaled $4.2 million, representing a weighted average annualized portfolio yield on total debt investments for the period of 14.3%.
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
The yield on our total debt portfolio, excluding the impact of prepayments, was 14.0% for the three months ended March 31, 2021.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended March 31, 2021
Weighted average annualized portfolio yield on total debt investments(2)	14.3%
Coupon income	10.2%
Accretion of discount	0.9%
Accretion of end-of-term payments	2.9%
Impact of prepayments during the period	0.3%
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
For the three months ended March 31, 2021, our total return based on the change in net asset value was 1.4%.
The table below shows our return on average total assets and return on average net asset value for the three months ended March 31, 2021:

Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	For the Three Months Ended March 31, 2021
Net investment income	$1,363
Net increase in net assets	$1,501

Average net asset value(2)	$110,185
Average total assets(2)	$158,460

Net investment income to average net asset value(3)	5.0%
Net increase in net assets to average net asset value(3)	5.5%

Net investment income to average total assets(3)	3.5%
Net increase in net assets to average total assets(3)	3.8%
_______________
(1)Net asset value used in ratios represents net asset value to common shareholders and excludes preferred shareholders’ equity.
(2)The average net asset values and the average total assets are computed based on daily balances.
(3)Percentage is presented on an annualized basis.

Critical Accounting Policies
The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates, including with respect to the valuation of our investments, could cause actual results to differ.
Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our investment portfolio, including our investment valuation policy (which has been approved by the Board), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in this Quarterly Report on Form 10-Q.
Investment Valuation
Investment transactions are recorded on a trade-date basis. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the FASB. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measure considered from the perspective of the market’s participant who holds the financial instrument rather than an entity-specific measure. When market assumptions are not readily available, our own assumptions are set to reflect those that the Adviser believes market participants would use in pricing the financial instruments on the measurement date.
The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable, the determination of fair value requires more judgment. Our valuation methodology is approved by the Board, and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, management, with oversight from the Board, may refine our valuation methodologies to best reflect the fair value of our investments appropriately.
As of March 31, 2021, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented approximately 84.9% of our total assets, as compared to approximately 77.3% of our total assets as of December 31, 2020.
See “Note 4. Investments” in the notes to consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 12, 2021 and under “Note 4. Investments” in the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.
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
Cash Flows
During the three months ended March 31, 2021, net cash used in operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $18.2 million and net cash provided by financing activities was $7.7 million from proceeds received in connection with the issuance of shares of common stock. As of March 31, 2021, cash, including restricted cash, was $23.6 million.
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility or the entry into additional subscription agreements with investors in a private placement providing for the issuance of additional shares of our common stock in exchange for capital contributions or the issuance of debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted. As of March 31, 2021, we had received capital commitments totaling $332.0 million in connection with our private offering of common stock, of which $219.3 million remained available.

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
As of March 31, 2021 and December 31, 2020, we had outstanding borrowings of $45.0 million and $45.0 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $1.1 million and $1.3 million, respectively, which are included as assets in the consolidated statements of assets and liabilities. We had $205.0 million and $205.0 million of remaining capacity on our Credit Facility as of March 31, 2021 and December 31, 2020, respectively.
Series A Preferred Stock
On May 27, 2020, we sold 525 shares of Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of $525,000. Distributions, including the payment of dividends and distribution of our assets upon dissolution, liquidation, or winding up, on the Series A Preferred Stock are senior to all other classes and series of our common stock to the extent of the aggregate liquidation preference of the Series A Preferred Stock ($1,000 per share, or the “Liquidation Value”) and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Stock. Dividends on each share of the Series A Preferred Stock are payable semiannually on June 30 and December 31 of each year and accrue at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon, from and including the date of issuance to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such share of Series A Preferred Stock is redeemed. Such dividends are generally cumulative with the result that all accrued and unpaid dividends must be fully paid or declared with funds irrevocably set apart for payment for all past dividend periods before any dividend, distribution or payment may be made to holders of outstanding shares of our common stock. See “Liquidity and Capital Resources - Capital Resources and Borrowings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for more information regarding the Series A Preferred Stock.
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock, of at least 150%. As of March 31, 2021, our asset coverage for total borrowings and other senior securities was 352%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of March 31, 2021:

Payments Due By Period (in thousands)	March 31, 2021
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$45,000	$—	$45,000	$—	$—
Off-Balance Sheet Arrangements
Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2021 and December 31, 2020, our unfunded commitments totaled $104.0 million and $72.5 million, respectively, of which $26.4 million and $16.7 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.

The following table shows our unfunded commitments by portfolio company as of March 31, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	March 31, 2021	December 31, 2020
Material Technologies Corporation	$10,000	$10,000
Narvar, Inc.	7,500	3,750
Tempo Interactive Inc.	7,500	—
Dialpad, Inc.	7,000	1,000
Noho Dental, Inc.	5,000	5,000
Ribbon Home, Inc.	6,000	—
Activehours, Inc.	6,000	6,000
Grey Orange International Inc.	5,000	—
Calibrate Health, Inc.	5,000	5,000
HI LLC	5,000	5,000
Curology, Inc.	5,000	5,000
Eightfold AI Inc.	5,000	5,000
Honor Technology, Inc.	4,500	4,500
Blueboard Inc.	4,000	—
Well Dot, Inc.	4,000	4,000
TFG Holding, Inc.	3,000	3,000
Forte Labs, Inc.	2,500	2,500
Hello Digit, Inc.	2,500	2,500
Divvy Homes Inc.	2,500	—
VanMoof Global Holding B.V.	2,513	—
Swift Navigation, Inc.	2,000	2,000
Clutter Inc.	2,000	6,000
Dumpling, Inc.	500	500
Tide Platform Limited	—	1,706
Total	$104,013	$72,456
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of March 31, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	March 31, 2021	December 31, 2020
Dependent on milestones	$26,375	$16,706
Expiring during:
2021	$64,250	$55,456
2022	39,763	17,000
Total	$104,013	$72,456
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
To the extent our taxable earnings fall below the total amount of our distributions for the year, a portion of those distributions may be deemed a return of capital to our stockholders. Our Adviser monitors available taxable earnings, including net investment income and realized capital gains, to determine if a return of capital may occur for the year. We estimate the source of our distributions as required by Section 19(a) of the 1940 Act to determine whether payment of dividends are expected to be paid from any other source other than net investment income accrued for current period or certain cumulative periods, but we will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the requirements of Section 19(a) of the 1940 Act, we will send a written Section 19(a) notice to our registered stockholders along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year. We intend to pay quarterly distributions to our common stockholders.
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to March 31, 2021. All distributions included in the below table represent ordinary income as our earnings exceeded distributions for the relevant period.

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
As of March 31, 2021, we estimated that we had undistributed taxable earnings from distributable earnings of $2.7 million, or $0.36 per common share.
Recent Accounting Pronouncements
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
Recent Developments
Distribution
On May 12, 2021, the Board declared a $0.30 per share distribution, payable on May 19, 2021 to stockholders of record on May 13, 2021.
Capital Commitments and Issuance of Shares
On May 14, 2021, we issued and sold in an exempt offering 226,924 shares of our common stock, which share amount was based on our receipt of aggregate proceeds of $3.5 million minus the aggregate organizational expenses allocable to the participating investor. The issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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
As of March 31, 2021, a majority of the debt investments (approximately 67.7%, or $88.9 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw.
As of March 31, 2021, our floating rate borrowings totaled $45.0 million. The following table shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the March 31, 2021 consolidated statements of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$1,669	$(3,368)	$(1,699)
Up 200 basis points	$867	$(2,118)	$(1,251)
Up 100 basis points	$427	$(868)	$(441)
Up 50 basis points	$210	$(243)	$(33)
Down 50 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—
This analysis is indicative of the potential impact on our investment income as of March 31, 2021, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with borrowings under the Credit Facility and other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2021, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.    Risk Factors
You should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.
There have been no material changes during the three months ended March 31, 2021 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (filed with the SEC on March 12, 2021), which could materially affect our business, financial condition or operating results.
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
(*)Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Private Venture Credit Inc.

Date: May 14, 2021	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)