Form 10-Q
period 2021-06-30
TriplePoint Private Venture Credit Inc.
filed 2021-08-13
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of August 13, 2021, the registrant had 7,729,938 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC.
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Consolidated Statements of Assets and Liabilities as of June 30, 2021 (unaudited) and December 31, 2020	1
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and for the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020 (unaudited)	2
	Consolidated Statements of Changes in Net Assets for the Three and Six Months Ended June 30, 2021 and for the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020 (unaudited)	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and for the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020 (unaudited)	4
	Consolidated Schedules of Investments as of June 30, 2021 (unaudited) and December 31, 2020	5
	Notes to Consolidated Financial Statements (unaudited)	21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	49
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	50
	Signatures	52

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments at fair value (amortized cost of $158,020 and $118,935, respectively)	$160,676	$120,368
Cash and cash equivalents	20,616	31,745
Restricted cash	368	2,395
Deferred credit facility costs	1,010	1,254
Prepaid expenses and other assets	90	49
Total assets	$182,760	$155,811

Liabilities
Revolving Credit Facility	$58,000	$45,000
Base management fee payable	499	463
Income incentive fee payable	47	—
Capital gains incentive fee payable	249	—
Other accrued expenses and liabilities	4,135	4,207
Total liabilities	$62,930	$49,670
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	77	70
Paid-in capital in excess of par value	114,580	103,387
Total distributable earnings	5,173	2,684
Total net assets	$119,830	$106,141
Total liabilities and net assets	$182,760	$155,811

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	7,729,938	7,001,667
Net asset value per common share	$15.43	$15.08

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020	For the Six Months Ended June 30, 2021
Investment income
Interest income from investments	$5,186	$1,088	$9,400
Other income
Expirations / terminations of unfunded commitments	—	—	10
Other fees	50	—	52
Total investment and other income	5,236	1,088	9,462

Operating expenses
Base management fee	499	176	969
Income incentive fee	47	—	47
Capital gains incentive fee	249	—	249
Interest expense and amortization of fees	1,823	—	3,632
Administration agreement expenses	252	89	558
General and administrative expenses	315	151	592
Operating expenses before management fee waiver	3,185	416	6,047
Management fee waiver	—	(176)	—
Total operating expenses net of management fee waiver	3,185	240	6,047

Net investment income	2,051	848	3,415

Net realized and unrealized gains
Net realized gains on investments	70	6	134
Net change in unrealized gains on investments	1,148	229	1,223
Net realized and unrealized gains	1,218	235	1,357

Net increase in net assets resulting from operations	$3,269	$1,083	$4,772

Basic and diluted net investment income per common share	$0.27	$0.12	$0.46
Basic and diluted net increase in net assets per common share	$0.43	$0.15	$0.64
Basic and diluted weighted average shares of common stock outstanding	7,622,710	7,001,667	7,403,803

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance at March 31, 2021	7,503,014	$75	525	$—	$111,082	$4,170	$115,327
Issuance of common stock	226,924	2	—	—	3,498	—	3,500
Common stock distributions from distributable earnings	—	—	—	—	—	(2,251)	(2,251)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	3,269	3,269
Balance at June 30, 2021	7,729,938	$77	525	$—	$114,580	$5,173	$119,830

Balance at May 27, 2020 (Commencement of Operations)	—	$—	—	$—	$25	$(95)	$(70)
Issuance of common stock	7,001,667	70	—	—	104,930	—	105,000
Issuance of preferred stock	—	—	525	—	525	—	525
Offering costs	—	—	—	—	(1,982)	—	(1,982)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(37)	(37)
Net increase in net assets resulting from operations	—	—	—	—	—	1,083	1,083
Balance at June 30, 2020	7,001,667	$70	525	$—	$103,498	$951	$104,519

Balance at December 31, 2020	7,001,667	$70	525	$—	$103,387	$2,684	$106,141
Issuance of common stock	728,271	7	—	—	11,193	—	11,200
Common stock distributions from distributable earnings	—	—	—	—	—	(2,251)	(2,251)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(32)	(32)
Net increase in net assets resulting from operations	—	—	—	—	—	4,772	4,772
Balance at June 30, 2021	7,729,938	$77	525	$—	$114,580	$5,173	$119,830

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$4,772	$1,083
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(63,716)	(94,573)
Sales (purchase) of short-term investments, net	—	(9,996)
Principal payments and proceeds from investments	26,011	272
Payment-in-kind interest on investments	(71)	—
Net change in unrealized (gains) losses on investments	(1,223)	(229)
Net realized (gains) losses on investments	(134)	(6)
Amortization and accretion of premiums and discounts, net	(1,175)	(12)
(Accretion) reduction of end-of-term payments, net of prepayments	—	(249)
Organizational costs	—	(95)
Amortization of debt fees and issuance costs	244	—
Change in operating assets and liabilities:
Payable for U.S. Treasury bills	—	9,996
Prepaid expenses and other assets	(41)	(77)
Base management fee payable	36	—
Income incentive fee payable	47	—
Capital gains incentive fee payable	249	—
Other accrued expenses and liabilities	(72)	2,380
Net cash (used in) provided by operating activities	(35,073)	(91,506)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	13,000	—
Common stock distributions paid	(2,251)	—
Offering costs	—	(1,982)
Preferred stock distributions paid	(32)	(37)
Proceeds from issuance of common stock	11,200	105,000
Proceeds from issuance of preferred stock	—	525
Net cash provided by (used in) financing activities	21,917	103,506
Net change in cash, cash equivalents and restricted cash	(13,156)	12,000
Cash, cash equivalents and restricted cash at beginning of period	34,140	25
Cash, cash equivalents and restricted cash at end of period	$20,984	$12,025

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$20,616	$12,025
Restricted cash	368	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$20,984	$12,025

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,381	$—
Excise tax paid	$13	$—

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Astranis Space Technologies Corp.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 6.75% EOT payment)	5/27/2020	$3,250	$3,319	$3,332	4/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 6.75% EOT payment)	5/27/2020	1,750	1,775	1,783	7/31/2023
			5,000	5,094	5,115
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	4,625	4,537	4,537	3/31/2024
Total Aerospace and Defense - 8.05%*			9,625	9,631	9,652

Business Applications Software
Filevine, Inc.	Growth Capital Loan (6.00% interest rate, 6.00% PIK, 5.50% EOT payment)(2)	4/20/2021	7,071	7,006	7,006	4/30/2025
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000	9,728	9,728	6/30/2024
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	4,967	4,937	5,157	11/30/2023
	Revolver (8.00% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,792	1,753	11/13/2021
			6,735	6,729	6,910
Total Business Applications Software - 19.73%*			23,806	23,463	23,644

Communication Software
Hiya, Inc.	Growth Capital Loan (10.75% interest rate, 8.00% EOT payment)	5/27/2020	1,500	1,560	1,565	4/30/2022
Total Communication Software - 1.31%*			1,500	1,560	1,565

Computer Hardware
Swift Navigation, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.25% floor, 4.25% EOT payment)	8/7/2020	483	482	482	8/31/2023
Total Computer Hardware - 0.40%*			483	482	482

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	4,000	3,971	3,971	10/31/2023
Upgrade, Inc.	Growth Capital Loan (12.00% interest rate)	1/29/2021	4,196	4,196	4,196	1/31/2024
Total Consumer Finance - 6.82%*			8,196	8,167	8,167

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,468	2,468	6/30/2025
Total Consumer Non-Durables - 2.06%*			2,500	2,468	2,468

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (10.25% interest rate, 6.00% EOT payment)	12/23/2020	2,000	1,979	1,979	12/31/2023
	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)	3/26/2021	4,000	3,931	3,931	3/31/2024
			6,000	5,910	5,910
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,648	1,648	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,230	3,230	12/31/2024
			4,950	4,878	4,878
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,461	3,387	3,320	1/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	5/27/2021	1,748	1,699	1,650	5/31/2025
			5,209	5,086	4,970
Total Consumer Products and Services - 13.15%*			16,159	15,874	15,758

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	$520	$631	$682	1/31/2022
	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	197	233	252	2/28/2022
	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	1,103	1,280	1,384	3/31/2022
Total Cultivation - 1.93%*			1,820	2,144	2,318

E-Commerce - Clothing and Accessories
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	7,500	7,385	7,385	3/31/2024
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,377	4,377	12/31/2023
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,351	6,351	11/30/2024
Total E-Commerce - Clothing and Accessories - 15.12%*			18,500	18,113	18,113

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,517	1,517	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	707	707	6/30/2024
Total E-Commerce - Personal Goods - 1.86%*			2,295	2,224	2,224

Food Products
AllPlants Ltd(1)(3)	Revolver (8.00% interest rate, 3.00% EOT payment)(2)	5/24/2021	480	465	453	5/5/2022
	Revolver (8.00% interest rate, 3.00% EOT payment)(2)	6/23/2021	578	557	550	5/5/2022
			1,058	1,022	1,003
Feast Kitchen ApS(1)(3)	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 10.00% EOT payment)	5/27/2020	1,226	1,322	1,316	6/30/2023
	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)	11/12/2020	488	484	481	5/31/2024
	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)	5/11/2021	750	725	719	11/30/2024
			2,464	2,531	2,516
Total Food Products - 2.94%*			3,522	3,553	3,519

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,005	5,005	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,889	4,889	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,889	4,889	12/31/2023
			10,000	9,778	9,778
SafelyYou Inc.	Growth Capital Loan (10.25% interest rate, 4.50% EOT payment)	3/26/2021	1,000	976	976	3/31/2024
Total Healthcare Technology Systems - 13.15%*			16,000	15,759	15,759

Home Furnishings
Feather Home Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 9.50% floor, 7.00% EOT payment)	5/27/2020	1,295	1,416	1,416	3/31/2022
Total Home Furnishings - 1.18%*			1,295	1,416	1,416

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	$5,000	$5,106	$5,180	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,553	2,590	10/31/2023
	Convertible Note (5.00% interest rate)(2)	8/11/2020	75	75	74	2/11/2023
Total Infrastructure - 6.55%*			7,575	7,734	7,844

Life and Health Insurance
Beam Technologies Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 8.25% floor, 5.50% EOT payment)	5/27/2020	4,000	4,154	4,160	10/31/2021
Total Life and Health Insurance - 3.47%*			4,000	4,154	4,160

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 7.25% EOT payment)	5/27/2020	5,000	5,097	5,097	4/30/2023
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.25% EOT payment)	4/30/2021	2,500	2,490	2,490	4/30/2024
			7,500	7,587	7,587
Divvy Homes Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 7.25% floor, 2.25% EOT payment)	10/28/2020	5,000	5,059	5,061	7/31/2021
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	2,110	2,160	2,160	5/31/2023
	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	2,110	2,160	2,160	5/31/2023
	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	2,208	2,253	2,253	6/30/2023
			6,428	6,573	6,573
Ribbon Home, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.00% EOT payment)	6/25/2021	3,000	2,934	2,934	6/30/2024
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	1,981	1,995	3/31/2023
	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	493	497	4/30/2023
			2,500	2,474	2,492
Total Real Estate Services - 20.57%*			24,428	24,627	24,647

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	5/27/2020	5,000	5,178	5,206	9/30/2023
Total Social/Platform Software - 4.34%*			5,000	5,178	5,206

Software Development Applications
Forte Labs, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.00% EOT payment)	12/31/2020	2,500	2,474	2,474	6/30/2022
Total Software Development Applications - 2.06%*			2,500	2,474	2,474

Total Debt Investments - 124.69%*			$149,204	$149,021	$149,416

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Warrant Investments(7)(8)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock	5/27/2020	70,959	$95	$765
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	92
Total Aerospace and Defense - 0.72%*			141,977	187	857

Business Applications Software
Blueboard Inc.	Common Stock(2)	3/11/2021	69,768	14	14
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	51
Filevine, Inc.	Preferred Stock(2)	4/20/2021	7,330	11	11
FlashParking, Inc.	Preferred Stock	6/15/2021	93,768	184	184
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	181
Total Business Applications Software - 0.45%*			259,755	407	543

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	156
Total Business to Business Marketplace - 0.13%*			23,576	156	156

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.01%*			17,003	6	6

Communication Software
Hiya, Inc.	Preferred Stock	5/27/2020	115,073	54	54
Total Communication Software - 0.05%*			115,073	54	54

Computer Hardware
Swift Navigation, Inc.	Preferred Stock	7/30/2020	62,874	77	77
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	6,970	46	46
Total Computer Hardware - 0.10%*			69,844	123	123

Consumer Finance
Activehours, Inc.	Preferred Stock	10/8/2020	24,648	65	65
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	723	12	12
Upgrade, Inc.	Preferred Stock	5/27/2020	136,869	44	75
Total Consumer Finance - 0.13%*			162,240	121	152

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	10	10
NomNomNow Inc.	Preferred Stock(2)	5/3/2021	39,009	55	55
Total Consumer Non-Durables - 0.05%*			100,105	65	65

Consumer Products and Services
Clutter Inc.	Preferred Stock	9/30/2020	19,649	113	113
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	132
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	43	43
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	57
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	9,510	41	41
Total Consumer Products and Services - 0.32%*			366,310	325	386

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	5/27/2020	1,278	1,223	1,501
Total Cultivation - 1.25%*			1,278	1,223	1,501

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	$11	$11
Total Database Software - 0.01%*			3,789	11	11

E-Commerce - Clothing and Accessories
Minted, Inc.	Preferred Stock	9/30/2020	22,277	216	216
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	257
Trendly, Inc.	Preferred Stock	5/27/2021	166,036	100	100
Total E-Commerce - Clothing and Accessories - 0.48%*			258,516	565	573

E-Commerce - Personal Goods
Merama Inc.	Preferred Stock	4/28/2021	71,728	152	152
Total E-Commerce - Personal Goods - 0.13%*			71,728	152	152

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	131
Total Elder and Disabled Care - 0.11%*			130,618	50	131

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	6,854	77	76
Feast Kitchen Inc.(1)(3)	Preferred Stock	5/27/2020	29,145	126	103
	Preferred Stock	9/14/2020	11,033	29	29
			40,178	155	132
Total Food Products - 0.17%*			47,032	232	208

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	45,089	23	23
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	261
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	195
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock	1/21/2021	69,346	21	82
Total Healthcare Technology Systems - 0.67%*			1,311,029	605	803

Home Furnishings
Feather Home Inc.	Preferred Stock	5/27/2020	33,910	77	77
Petra Living, Inc.	Preferred Stock(2)	6/9/2021	76,783	48	48
Total Home Furnishings - 0.10%*			110,693	125	125

Household Products
Grove Collaborative, Inc.	Preferred Stock	5/27/2020	33,038	72	105
Total Household Products - 0.09%*			33,038	72	105

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	36	186
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	109,704	121	121
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	12
Total Human Capital Services - 0.27%*			196,525	169	319

Information Services (B2C)
Cleo AI Ltd(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	91
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	10,333	29	29
Total Information Services (B2C) - 0.10%*			51,374	111	120

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	$61	$26
Total Infrastructure - 0.02%*			2,775	61	26

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock	5/27/2020	5,344	57	81
Total Life and Health Insurance - 0.07%*			5,344	57	81

Logistics
Passport Labs, Inc.	Common Stock	5/27/2020	2,102	51	51
Total Logistics - 0.04%*			2,102	51	51

Medical Software and Information Services
KRNL, Inc.	Preferred Stock(2)	12/21/2020	24,713	24	24
Total Medical Software and Information Services - 0.02%*			24,713	24	24

Multimedia and Design Software
Spire Animation Studios, Inc.	Preferred Stock(2)	5/12/2021	21,084	80	80
Total Multimedia and Design Software - 0.07%*			21,084	80	80

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.15%*			21,604	180	180

Real Estate Services
Common Living Inc.	Preferred Stock	5/27/2020	729,380	155	175
	Preferred Stock	4/30/2021	107,718	24	24
			837,098	179	199
Divvy Homes Inc.	Preferred Stock	10/27/2020	128,289	470	470
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	198
Ribbon Home, Inc.	Common Stock	3/5/2021	24,280	37	37
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	278
Total Real Estate Services - 0.99%*			1,104,640	826	1,182

Social/Platform Software
ClassPass Inc.	Preferred Stock	5/27/2020	14,085	43	25
Total Social/Platform Software - 0.02%*			14,085	43	25

Software Development Applications
Forte Labs, Inc.	Preferred Stock	12/30/2020	318,571	65	144
Total Software Development Applications - 0.12%*			318,571	65	144

Total Warrant Investments - 6.83%*				$6,146	$8,183

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2021
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Advertising / Marketing
Alliance Data Systems Corporation(1)	Common Stock(2)(10)	12/3/2020	6,784	$567	$707
Total Advertising / Marketing - 0.59%*			6,784	567	707

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	70
Total Business Applications Software - 0.06%*			9,016	70	70

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	22,107	450	450
Total Business to Business Marketplace - 0.38%*			22,107	450	450

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	100
Total Consumer Finance - 0.08%*			9,859	100	100

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	234
	Preferred Stock(2)	3/19/2021	22,881	165	165
			65,523	331	399
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	250
Total Consumer Products and Services - 0.54%*			91,939	581	649

E-Commerce - Personal Goods
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	31
	Preferred Stock(2)	4/19/2021	6,944	13	29
Total E-Commerce - Personal Goods - 0.05%*			12,377	44	60

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	199	199
Total Elder and Disabled Care - 0.17%*			82,443	199	199

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	12	12
Total Healthcare Technology Systems - 0.01%*			863	12	12

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	80
Total Life and Health Insurance - 0.07%*			1,901	80	80

Real Estate Services
Ribbon Home, Inc.	Preferred Stock(2)	6/29/2021	31,149	500	500
Total Real Estate Services - 0.42%*			31,149	500	500

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	250
Total Software Development Applications - 0.21%*			184,679	250	250

Total Equity Investments - 2.57%*				$2,853	$3,077

Total Investments in Portfolio Companies - 134.09%*(4)				$158,020	$160,676

Total Investments - 134.09%*(5)				$158,020	$160,676
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2021, non-qualifying assets represented 15.3% of the Company’s total assets, at fair value.

(2)As of June 30, 2021, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2021, the Company’s portfolio company investments that were subject to restrictions on sales totaled $160.0 million at fair value and represented 133.5% of the Company’s net assets. In addition, unless otherwise indicated, as of June 30, 2021, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)Except for equity in one public company, as denoted by footnote 10 to this Schedule of Investments, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $2.9 million, $0.2 million and $2.7 million, respectively, for the June 30, 2021 investment portfolio. The tax cost of investments is $158.0 million.
(7)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(8)Non-income producing investments.
(9)Acquisition date represents the date of the investment in the portfolio investment.
(10)Investment is publicly traded and listed on the New York Stock Exchange and is not subject to restrictions on sales.
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
*    Value as a percentage of net assets.

Notes applicable to the investments presented in the foregoing tables:
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
•For each debt investment tied to the Prime rate (“Prime”) as of June 30, 2021, Prime was 3.25%. As of June 30, 2021, a majority of the debt investments (approximately 62.4%, or $93.1 million in principal balance) in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%.

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
June 30, 2021
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below:

Base Management and Incentive Fees (in thousands)	For the Three Months Ended June 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020	For the Six Months Ended June 30, 2021
Base management fee	$499	$—	$969
Income incentive fee	$47	$—	$47
Capital gains incentive fee	$249	$—	$249
Administration Agreement
The administration agreement (the “Administration Agreement”) with the Administrator was approved by the Board in April 2020. The Administration Agreement provides that the Administrator is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports and other materials filed with the SEC and any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing net asset value (“NAV”), overseeing the preparation and filing of the Company’s tax returns and printing and disseminating reports and other materials to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides significant managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.
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
For the three and six months ended June 30, 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.3 million and $0.6 million, respectively. For the period from May 27, 2020 (commencement of operations) to June 30, 2020, expenses paid or payable by the Company to the Administrator under the Administration Agreement was $0.1 million.

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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of June 30, 2021 and December 31, 2020. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$149,416	$149,416	$—	$—	$114,261	$114,261
Warrant investments	—	—	8,183	8,183	—	—	4,819	4,819
Equity investments	707	—	2,370	3,077	503	—	785	1,288
Total investments	$707	$—	$159,969	$160,676	$503	$—	$119,865	$120,368
The following table shows information about Level 3 investments measured at fair value for the six months ended June 30, 2021 and the period from May 27, 2020 (commencement of operations) to June 30, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2020	$114,261	$4,819	$785	$119,865
Funding and purchases of investments, at cost	60,332	1,883	1,501	63,716
Principal payments and sale proceeds received from investments	(26,011)	—	—	(26,011)
Amortization and accretion of premiums and discounts, net and end-of term payments	1,322	—	—	1,322
Realized gains on investments	—	(12)	—	(12)
Net change in unrealized gains (losses) included in earnings	(559)	1,493	84	1,018
Payment-in-kind coupon	71	—	—	71
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of June 30, 2021	$149,416	$8,183	$2,370	$159,969

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2021	$(319)	$1,493	$84	$1,258

Level 3 Investment Activity (in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
	Debt Investments	Warrant Investments	Total Investments
Fair value as of May 27, 2020 (commencement of operations)	$—	$—	$—
Funding and purchases of investments, at cost	91,022	3,551	94,573
Principal payments and sale proceeds received from investments	(266)	—	(266)
Amortization and accretion of premiums and discounts, net and end-of term payments	261	—	261
Net change in unrealized gains (losses) included in earnings	212	17	229
Gross transfers out of Level 3(1)	—	—	—
Fair value as of June 30, 2020	$91,229	$3,568	$94,797

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2020	$212	$17	$229
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the six months ended June 30, 2021 or the period from May 27, 2020 (commencement of operations) to June 30, 2020.
Realized gains and losses are included in “net realized gains on investments” in the consolidated statements of operations.

For the three and six months ended June 30, 2021, the Company recognized net realized gains of $0.1 million and $0.1 million, respectively. The Company realized de minimis net gains during the period from May 27, 2020 (commencement of operations) to June 30, 2020.
Unrealized gains and losses are included in “net change in unrealized gains on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three and six months ended June 30, 2021 was $1.1 million and $1.2 million, respectively, resulting primarily from market rate adjustments. Net change in unrealized gains during the period from May 27, 2020 (commencement of operations) to June 30, 2020 was $0.2 million, resulting primarily from market rate adjustments. The following table shows a summary of quantitative information about the Level 3 fair value measurements of investments as of June 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	June 30, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$149,416	Discounted Cash Flows	Discount Rate	8.33% - 21.69%	15.45%
Warrant investments	8,183	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	11.21x
			Volatility	45.00% - 80.00%	66.19%
			Term	2.00 - 6.50 Years	4.27 Years
			Risk Free Rate	0.15% - 1.16%	0.65%
			EBITDA Multiples	6.14x - 25.07x	15.15x
Equity investments	2,370	Black Scholes Option Pricing Model	Volatility	55.00% - 80.00%	67.76%
			Term	3.00 - 5.00 Years	3.47 Years
			Risk Free Rate	0.35% - 0.92%	0.49%
			Revenue Multiples	1.24x - 5.22x	2.86x
Total investments	$159,969

Level 3 Investments (dollars in thousands)	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$114,261	Discounted Cash Flows	Discount Rate	6.61% - 23.38%	15.22%
Warrant investments	4,819	Black Scholes Option Pricing Model	Revenue Multiples	0.95x - 56.90x	11.92x
			Volatility	48.50% - 80.00%	66.18%
			Term	2.00 - 6.50 Years	4.71 Years
			Risk Free Rate	0.13% - 0.51%	0.33%
Equity investments	785	Black Scholes Option Pricing Model	Volatility	55.00% - 65.00%	60.00%
			Term	3.00 - 4.00 Years	3.50 Years
			Risk Free Rate	0.17% - 0.27%	0.22%
Total investments	$119,865
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
As of each of June 30, 2021 and December 31, 2020, the Company had no delinquencies and no credit losses on any of its debt investments, respectively.

Note 6. Borrowings
The following table shows the Company's outstanding debt as of June 30, 2021 and December 31, 2020:

Liability (in thousands)	June 30, 2021			December 31, 2020
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	$58,000	$192,000	$250,000	$45,000	$205,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended June 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020	For the Six Months Ended June 30, 2021
Revolving Credit Facility
Interest cost	$607	$—	$1,153
Unused fee	1,083	—	2,209
Amortization of costs and other fees	133	—	270
Revolving Credit Facility Total	$1,823	$—	$3,632

Total interest expense and amortization of fees	$1,823	$—	$3,632
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, U.S. Bank National Association, as custodian, and Vervent Inc., as backup collateral manager. As of June 30, 2021, the commitments available under the Credit Facility totaled $250 million from four lenders—DBNY, MUFG, KeyBank National Association (“KeyBank”) and TIAA, FSB—subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
As of June 30, 2021, the revolving period under the Credit Facility was scheduled to expire on July 15, 2021, subject to an extension with the consent of the lenders and early termination if an event of default or other adverse events, specified in the Receivables Financing Agreement, occur. As of June 30, 2021, the scheduled maturity date for the Credit Facility was July 15, 2023, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which, as of June 30, 2021, generally utilized a 50% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. The advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the lender’s cost of funds rate, which is a floating rate based on certain indices, and is subject to certain minimum principal utilization amounts during the revolving period. As of June 30, 2021, the applicable margin was equal to 3.50% during the revolving period and increased to 4.50% during the amortization period. See "Note 12. Subsequent Events" for information regarding an amendment to the Credit Facility subsequent to quarter-end, which extended the scheduled revolving period termination and scheduled maturity date, among other things.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act.
As of June 30, 2021 and December 31, 2020, the Company had outstanding borrowings under the Credit Facility of $58.0 million and $45.0 million, respectively, excluding deferred credit facility costs of $1.0 million and $1.3 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three and six months ended June 30, 2021, the Company had average outstanding borrowings under the Credit Facility of $49.5 million and $47.3 million, respectively, at a weighted average interest rate of 4.00% and 4.00%, respectively. During the period from May 27, 2020 (commencement of operations) to June 30, 2020, the Company did not have any outstanding borrowings. As of June 30, 2021 and December 31, 2020, $148.1 million and $120.4 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility.
Note 7. Commitments and Contingencies

Commitments
As of June 30, 2021 and December 31, 2020, the Company’s unfunded commitments totaled $148.8 million to 36 portfolio companies and $72.5 million to 18 portfolio companies, respectively, of which $36.8 million and $16.7 million, respectively, was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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

The table below shows the Company’s unfunded commitments by portfolio company as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Karat Financial, Technologies Inc.	$10,000	$191	$—	$—
Material Technologies Corporation	10,000	206	10,000	124
Workstep Inc.	8,000	22	—	—
Narvar, Inc.	7,500	140	3,750	140
Tempo Interactive Inc.	7,500	71	—	—
Activehours, Inc.	6,000	43	6,000	43
Petra Living, Inc.	6,000	93	—	—
Merama Inc.	5,205	106	—	—
Calibrate Health, Inc.	5,000	48	5,000	48
Curology, Inc.	5,000	—	5,000	—
Dialpad, Inc.	5,000	76	1,000	35
Eightfold AI Inc.	5,000	—	5,000	—
Flashparking, Inc.	5,000	13	—	—
Grey Orange International Inc.	5,000	66	—	—
HI LLC	5,000	37	5,000	37
Kasa Living, Inc.	5,000	79	—	—
Noho Dental, Inc.	5,000	278	5,000	135
Honor Technology, Inc.	4,500	—	4,500	—
Blueboard Inc.	4,000	25	—	—
Well Dot, Inc.	4,000	66	4,000	67
Filevine, Inc.	3,000	—	—	—
NomNomNow Inc.	3,000	93	—	—
Ribbon Home, Inc.	3,000	—	—	—
TFG Holding, Inc.	3,000	137	3,000	106
Divvy Homes Inc.	2,500	188	—	—
Forte Labs, Inc.	2,500	—	2,500	—
Hello Digit, Inc.	2,500	18	2,500	18
Spire Animation Studios, Inc.	2,500	118
Clutter Inc.	2,000	—	6,000	40
Swift Navigation, Inc.	2,000	86	2,000	96
Allplants LTD	1,729	65	—	—
Trendly, Inc.	1,000
VanMoof Global Holding B.V.	848	24	—	—
Alyk, Inc.	500	—	—	—
Dumpling, Inc.	500	11	500	11
Feast Kitchen Inc.	500	—	—	—
Minted, Inc.	—	25	—	25
Tide Platform Limited	—	—	1,706	17
Total	$148,782	$2,325	$72,456	$942
_______________
(1)Does not include $3.8 million and $16.5 million backlog of potential future commitments as of June 30, 2021 and December 31, 2020, respectively. Refer to the “Backlog of Potential Future Commitments” below.
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
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three and six months ended June 30, 2021 and for the period from May 27, 2020 (commencement of operations) to June 30, 2020:

Commitments Activity (in thousands)	For the Three Months Ended June 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020	For the Six Months Ended June 30, 2021
Unfunded commitments at beginning of period(1)	$108,263	$—	$88,956
New commitments(1)	84,030	24,500	127,733
Fundings	(37,351)	—	(61,727)
Expirations / Terminations	(2,500)	—	(2,500)
Foreign currency adjustments	90	—	70
Unfunded commitments and backlog of potential future commitments at end of period	$152,532	$24,500	$152,532
Backlog of potential future commitments	3,750	—	3,750
Unfunded commitments at end of period	$148,782	$24,500	$148,782
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of June 30, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	June 30, 2021	December 31, 2020
Dependent on milestones	$36,752	$16,706
Expiring during:
2021	$58,750	$55,456
2022	75,032	17,000
2023	15,000	—
Unfunded commitments	$148,782	$72,456
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of June 30, 2021 and December 31, 2020, this backlog of potential future commitments totaled $3.8 million and $16.5 million, respectively.
Note 8. Financial Highlights
The following table shows the financial highlights for the six months ended June 30, 2021 and for the period from May 27, 2020 (commencement of operations) to June 30, 2020:

Financial Highlights (in thousands, except share and per share data)	For the Six Months Ended June 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
Per Share Data(1)
Net asset value at beginning of period	$15.08	$15.00
Changes in net asset value due to:
Net investment income	0.46	0.12
Net realized gains on investments	0.02	—
Net change in unrealized gains on investments	0.17	0.03
Distribution to preferred shareholders	—	(0.01)
Distribution to common shareholders	(0.30)	—
Organizational costs	—	(0.01)
Offering costs	—	(0.28)
Net asset value at end of period	$15.43	$14.85

Net investment income per common share	$0.46	$0.12
Net increase in net assets resulting from operations per common share	$0.64	$0.15
Weighted average shares of common stock outstanding for period	7,403,803	7,001,667
Shares of common stock outstanding at end of period	7,729,938	7,001,667

Ratios / Supplemental Data(2)
Net asset value at end of period	$119,830	$104,519
Average net asset value	$112,606	$104,483
Total return based on net asset value per share(3)	4.3%	(1.0)%
Net investment income to average net asset value(4)	6.1%	8.5%
Net increase in net assets to average net asset value(4)	8.5%	10.8%
Ratio of expenses to average net asset value(4)	10.8%	2.4%
Operating expenses excluding incentive fees to average net asset value(4)	10.3%	2.4%
Income incentive fees to average net asset value(4)	0.1%	—%
Capital gains incentive fees to average net asset value(4)	0.4%	—%
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

The weighted average portfolio yield on total debt investments shown below is for the six months ended June 30, 2021 and for the period from May 27, 2020 (commencement of operations) to June 30, 2020:

Ratios (Percentages, on an annualized basis)(1)	For the Six Months Ended June 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020
Weighted average annualized portfolio yield on total debt investments(2)	15.1%	13.3%
Coupon income	10.4%	10.1%
Accretion of discount	1.0%	0.2%
Accretion of end-of-term payments	2.7%	3.0%
Impact of prepayments during the period	1.0%	—%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the three and six months ended June 30, 2021 and for the period from May 27, 2020 (commencement of operations) to June 30, 2020:

Basic and Diluted Share Information (in thousands, except share and per share data)	For the Three Months Ended June 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020	For the Six Months Ended June 30, 2021
Net investment income	$2,051	$848	$3,415
Net increase in net assets resulting from operations	$3,269	$1,083	$4,772
Basic and diluted weighted average shares of common stock outstanding	7,622,710	7,001,667	7,403,803
Basic and diluted net investment income per share of common stock	$0.27	$0.12	$0.46
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.43	$0.15	$0.64
Note 10.    Equity
During the three months ended June 30, 2021, the Company issued 226,924 shares of common stock at a price of $15.15 per share through a private placement offering, resulting in gross proceeds to the Company of $3.5 million.
During the six months ended June 30, 2021, the Company issued 728,271 shares of common stock at a weighted-average price of $15.10 per share through private placement offerings, resulting in gross proceeds to the Company of $11.2 million.
For the period from May 27, 2020 (commencement of operations) to June 30, 2020, the Company has issued 7,001,667 shares of common stock at a price of $15.00 per share through a private placement offering resulting in gross proceeds to the Company of $105.0 million.
As of June 30, 2021 and December 31, 2020, the Company had 7,729,938 and 7,001,667 shares of common stock outstanding, respectively. As of both June 30, 2021 and December 31, 2020, the Company had 525 shares of its Series A preferred stock outstanding.
During the six months ended June 30, 2021, the Company received $10.0 million of capital commitments to purchase shares of the Company’s common stock pursuant to a subscription agreement. As of June 30, 2021, the Company had received capital commitments totaling $332.0 million, of which $215.8 million remained available.
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
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to June 30, 2021. All distributions included in the below table represent ordinary income as the Company’s earnings exceeded distributions for the relevant period.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2020	November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
June 30, 2021	May 12, 2021	May 13, 2021	May 19, 2021	0.30
			Total cash distributions	$0.89
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three and six months ended June 30, 2021. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.

Note 12. Subsequent Events
Credit Facility Amendment
On July 9, 2021, the Financing Subsidiary amended the Credit Facility by executing the Second Amendment to the Receivables Financing Agreement (the “Amendment”), by and among the Financing Subsidiary, the Company, individually and as collateral manager, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, U.S. Bank National Association, as custodian, DBNY, as the facility agent, and DBNY, MUFG, TIAA, FSB and KeyBank, as committed lenders.
The Amendment, among other things, (i) decreases the aggregate commitments under the Credit Facility to $200.0 million from $250.0 million; (ii) extends the scheduled termination of the revolving period under the Credit Facility from July 15, 2021 to July 15, 2023 and extends the scheduled maturity date of the Credit Facility from July 15, 2023 to the earlier of (a) January 15, 2025 or (b) the effective date on which the Credit Facility is otherwise terminated pursuant to its terms; (iii) increases the general advance rate on the applicable net loan balance of assets held by the Financing Subsidiary to 55% from 50%; and (iv) decreases the applicable margin under which advances under the Credit Facility accrue interest to, (a) during the revolving period, 3.00% plus the lender’s cost of funds rate, which is a floating rate based on certain indices, and (b) during the amortization period, 4.00% plus the lender’s cost of funds rate.
Distribution
On August 11, 2021, the Board declared a $0.30 per share distribution to the Company’s common stockholders, payable on August 27, 2021 to stockholders of record on August 13, 2021.
Capital Commitments
On July 30, 2021, the Company received $4.8 million of additional capital commitments to purchase shares of the Company’s common stock pursuant to a subscription agreement.

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
In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on May 27, 2020, we acquired a select portfolio of investments originated through TPC consisting of funded debt investments, future funding obligations and warrants associated with both the funded debt investments and future funding obligations. This initial portfolio included 30 secured loans and warrants to purchase shares in 23 portfolio companies for an aggregate purchase price of $94.6 million. The valuation of this initial portfolio was approved by the Board in consultation with the Adviser and consideration of valuations performed by independent third-party valuation firms on our initial portfolio. On May 27, 2020, in connection with the commencement of our operations, we sold 7,001,667 shares of our common stock in a private offering for $105.0 million of gross proceeds. On May 27, 2020, we sold 525 shares of our Series A Preferred Stock (as defined below in “—Liquidity and Capital Resources— Capital Resources and Borrowings—Series A Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of $525,000. In aggregate, through June 30, 2021, we have sold 525 shares of our Series A Preferred Stock and 7,729,938 shares of our common stock for $116.8 million of gross proceeds.

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
Due to the ongoing adverse effects of the COVID-19 pandemic, we expect that certain of our portfolio companies will experience financial distress and, depending on the duration of the COVID-19 pandemic and the extent of its disruption to operations, certain of our portfolio companies may default on their financial obligations to us and their other capital providers. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. The effects of the COVID-19 pandemic have impeded, and may continue to impede, the ability of certain of our portfolio companies to raise additional capital and/or pursue asset sales or otherwise execute strategic transactions, which could have a material adverse effect on the valuation of our investments in such companies. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Some of our portfolio companies previously took steps to significantly reduce, modify, or alter business strategies and operations, and we expect that additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis. In addition, due to the completion of equity rounds by certain portfolio companies at lower valuations than rounds completed prior to the onset of the effects of the COVID-19 pandemic, we may experience unrealized depreciation on certain of our warrant and equity investments despite the relevant companies’ ability to mitigate disruptions on their business strategies and operations. There can be no assurance that future equity rounds completed by our portfolio companies will be at levels greater than or equal to previous rounds, which may result in net unrealized depreciation on our warrant and equity portfolio in future periods.
As of June 30, 2021, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. The Credit Facility also includes certain covenants, including without limitation, a covenant requiring 150% asset coverage in accordance with the 1940 Act. Any significant aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for more information. As of June 30, 2021, we were in compliance with the asset coverage requirements under the 1940 Act and were not in breach of any covenants under the Credit Facility. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate further or for a prolonged period of time.
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

The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$149,021	$149,416	$395	51	33
Warrant investments	6,146	8,183	2,037	61	59
Equity investments	2,853	3,077	224	14	12
Total investments in portfolio companies	$158,020	$160,676	$2,656	126	60	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2020
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$113,307	$114,261	$954	37	25
Warrant investments	4,276	4,819	543	41	40
Equity investments	1,352	1,288	(64)	6	6
Total investments in portfolio companies	$118,935	$120,368	$1,433	84	42	(1)
_______________
(1)Represents non-duplicative number of companies.
The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Real Estate Services	$26,329	16.4%
Business Applications Software	24,257	15.1
E-Commerce - Clothing and Accessories	18,686	11.6
Consumer Products and Services	16,793	10.5
Healthcare Technology Systems	16,574	10.3
Aerospace and Defense	10,509	6.5
Consumer Finance	8,419	5.2
Infrastructure	7,870	4.9
Social/Platform Software	5,231	3.3
Life and Health Insurance	4,321	2.7
Cultivation	3,819	2.4
Food Products	3,727	2.3
Software Development Applications	2,868	1.8
Consumer Non-Durables	2,533	1.6
E-Commerce - Personal Goods	2,436	1.5
Communication Software	1,619	1.0
Home Furnishings	1,541	1.0
Advertising / Marketing	707	0.4
Business to Business Marketplace	606	0.4
Computer Hardware	605	0.4
Elder and Disabled Care	330	0.2
Human Capital Services	319	0.2
Network Management Software	180	0.1
Information Services (B2C)	120	0.1
Household Products	105	0.1
Multimedia and Design Software	80	*
Logistics	51	*
Medical Software and Information Services	24	*
Database Software	11	*
Commercial Services	6	*
Total portfolio company investments	$160,676	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investment,

	December 31, 2020
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Real Estate Services	$22,719	18.9%
Healthcare Technology Systems	15,006	12.5
E-Commerce - Clothing and Accessories	12,005	10.0
Household Products	9,440	7.8
Consumer Finance	8,481	7.0
Infrastructure	7,796	6.5
Logistics	5,343	4.4
Cultivation	5,245	4.4
Business Applications Software	5,223	4.3
Social/Platform Software	5,176	4.3
Aerospace and Defense	5,102	4.2
Life and Health Insurance	4,119	3.4
Software Development Applications	2,482	2.1
Consumer Products and Services	2,439	2.0
Home Furnishings	2,243	1.9
Food Products	2,154	1.8
Buildings and Property	1,819	1.5
Communication Software	1,589	1.3
Computer Hardware	567	0.5
Advertising / Marketing	503	0.4
Elder and Disabled Care	330	0.3
Human Capital Services	203	0.2
Network Management Software	180	0.1
Information Services (B2C)	89	0.1
Business to Business Marketplace	74	0.1
Medical Software and Information Services	24	*
Database Software	11	*
Commercial Services	6	*
Total portfolio company investments	$120,368	100.0%
The following table shows the financing product type of our debt investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$146,586	98.1%	$114,188	99.9%
Revolver loans	2,756	1.8	—	—
Convertible notes	74	0.1	73	0.1
Total debt investments	$149,416	100.0%	$114,261	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 18.8% and 19.9% of our debt investments at fair value as of June 30, 2021 and December 31, 2020, respectively.

Investment Activity
The following table shows the total portfolio investment activity for the periods indicated:

(in thousands)	For the Three Months Ended June 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020	For the Six Months Ended June 30, 2021
Beginning portfolio at fair value	$139,546	$—	$120,368
New debt investments, net(1)	36,499	91,022	60,332
Scheduled principal amortization	(11,050)	(266)	(13,548)
Principal prepayments and early repayments	(8,463)	—	(12,463)
Accretion of debt investment fees	533	261	1,321
Payment-in-kind coupon	71	—	71
New warrant investments	1,148	3,551	1,883
New equity investments	1,256	—	1,501
Net realized losses	(12)	—	(12)
Net unrealized gains on investments	1,148	229	1,223
Ending portfolio at fair value	$160,676	$94,797	$160,676
_______________
(1)Debt balance is net of fees and discounts applied to the loan at origination.
Our level of investment activity can vary substantially from period to period as our Adviser chooses to slow or accelerate new business originations depending on market conditions, rate of investment of TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, our funding capacity (including availability under our Credit Facility and our ability or inability to raise equity or debt capital), and other market dynamics.
The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the three and six months ended June 30, 2021 and the period from May 27, 2020 (commencement of operations) to June 30, 2020:

Commitments and Fundings (in thousands)	For the Three Months Ended June 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020	For the Six Months Ended June 30, 2021
Debt Commitments
New portfolio companies	$80,280	$24,500	$114,837
Existing portfolio companies	3,750	—	12,896
Total(1)	$84,030	$24,500	$127,733

Funded Debt Investments	$37,351	$91,338	$61,727

Equity Investments	$1,256	$—	$1,501
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of June 30, 2021 and December 31, 2020, this backlog of potential future commitments totaled $3.8 million and $16.5 million, respectively.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$23,598	15.8%	6	$6,686	5.8%	2
White (2)	123,301	82.5	26	105,758	92.6	22
Yellow (3)	2,517	1.7	1	1,817	1.6	1
Orange (4)	—	—	—	—	—	—
Red (5)	—	—	—	—	—	—
	$149,416	100.0%	33	$114,261	100.0%	25
As of June 30, 2021 and December 31, 2020, the weighted average investment ranking of our debt investment portfolio was 1.86 and 1.96, respectively.
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
For the three months ended June 30, 2021, our net increase in net assets resulting from operations was $3.3 million, which was comprised of $2.1 million of net investment income and $1.2 million of net realized and unrealized gains. On a per common share basis for the three months ended June 30, 2021, net investment income was $0.27 per share and the net increase in net assets from operations was $0.43 per share.
For the six months ended June 30, 2021, our net increase in net assets resulting from operations was $4.8 million, which was comprised of $3.4 million of net investment income and $1.4 million of net realized and unrealized gains. On a per common share basis for the six months ended June 30, 2021, net investment income was $0.46 per share and the net increase in net assets from operations was $0.64 per share.
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
Investment Income
Total investment and other income for the three and six months ended June 30, 2021 was $5.2 million and $9.5 million, respectively.
Total investment and other income for the period from May 27, 2020 (commencement of operations) to June 30, 2020 was $1.1 million.
The increase in total investment and other income for the three months ended June 30, 2021, compared to the period from May 27, 2020 (commencement of operations) to June 30, 2020, is due to a higher weighted average principal outstanding on our income-bearing debt investment portfolio and the receipt of income for a full quarterly period.

Operating Expenses
Total operating expenses consist of our base management fee, income incentive fee, capital gains incentive fee, interest expenses and amortization of fees, administration agreement expenses, and general and administrative expenses. We anticipate that our operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, may generally decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our capital base and our earnings. The capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expenses will generally increase if we draw down on the Credit Facility or issue debt securities, and we generally expect expenses under the Administration Agreement and general and administrative expenses to increase over time to meet the additional requirements associated with servicing a larger portfolio.
Total operating expenses for the three and six months ended June 30, 2021 were $3.2 million and $6.0 million, respectively. Total operating expenses for the period from May 27, 2020 (commencement of operations) to June 30, 2020 were $0.2 million net of the management fee waiver.
Base management fees for the three and six months ended June 30, 2021 were $0.5 million and $1.0 million, respectively. Base management fees totaled $0.2 million for the period from May 27, 2020 (commencement of operations) to June 30, 2020, the full amount of which was voluntarily waived by the Adviser.
Income incentive fees for the three and six months ended June 30, 2021 totaled $47,000. Capital gains incentive fees for the three and six months ended June 30, 2021 totaled $0.2 million. There were no income incentive fees or capital gains incentive fees for the period from May 27, 2020 (commencement of operations) to June 30, 2020.
For the three and six months ended June 30, 2021, interest and fees on our borrowings totaled $1.8 million and $3.6 million, respectively. There were no interest and fees on borrowings for the period from May 27, 2020 (commencement of operations) to June 30, 2020, as we had no borrowings outstanding during the period.
For the three and six months ended June 30, 2021, expenses under the Administration Agreement and general and administrative expenses totaled $0.6 million and $1.2 million, respectively. Administration agreement and general and administrative expenses totaled $0.2 million for the period from May 27, 2020 (commencement of operations) to June 30, 2020.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains on investments” in the consolidated statements of operations.
For the three and six months ended June 30, 2021, we recognized net realized gains of $0.1 million.
Unrealized gains and losses are included in “net change in unrealized gains on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three months ended June 30, 2021 was $1.1 million, resulting primarily from market rate adjustments. Net change in unrealized gains during the six months ended June 30, 2021 was $1.2 million, resulting primarily from market rate adjustments. Net change in unrealized gains during the period from May 27, 2020 (commencement of operations) to June 30, 2020 was $0.2 million, resulting primarily from market rate adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the three months ended June 30, 2021, interest income totaled $5.2 million, representing a weighted average annualized portfolio yield on total debt investments for the period of 15.8%.  For the six months ended June 30, 2021, interest income totaled $9.4 million, representing a weighted average annualized portfolio yield on total debt investments for the period of 15.1%. For the period from May 27, 2020 (commencement of operations) to June 30, 2020, interest income totaled $1.1 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 13.3%.
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
The yield on our total debt portfolio, excluding the impact of prepayments, was 14.2% for the three months ended June 30, 2021 and 14.1% for the six months ended June 30, 2021. The yield on our total debt portfolio, excluding the impact of prepayments, was 13.3% for the period from May 27, 2020 (commencement of operations) to June 30, 2020.

The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended June 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020	For the Six Months Ended June 30, 2021
Weighted average annualized portfolio yield on total debt investments(2)	15.8%	13.3%	15.1%
Coupon income	10.5%	10.1%	10.4%
Accretion of discount	1.0%	0.2%	1.0%
Accretion of end-of-term payments	2.7%	3.0%	2.7%
Impact of prepayments during the period	1.6%	—%	1.0%
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
Our weighted average annualized portfolio yield on debt investments may be higher than an investor’s yield on an investment in shares of our common stock. Our weighted average annualized portfolio yield on debt investments does not reflect operating expenses that may be incurred by us and, thus, by our stockholders. In addition, our weighted average annualized portfolio yield on debt investments and total return figures disclosed in this Quarterly Report on Form 10-Q do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. Our weighted average annualized portfolio yield on debt investments and total return based on net asset value do not represent actual investment returns to common stockholders. Our weighted average annualized portfolio yield on debt investments and total return figures are subject to change and, in the future, may be greater or less than the rates set forth in this Quarterly Report on Form 10-Q. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period. The total return is for the period shown and is not annualized.
For the three months ended June 30, 2021, our total return based on the change in net asset value was 2.8%. For the six months ended June 30, 2021, our total return based on the change in net asset value was 4.3%. For the period from May 27, 2020 (commencement of operations) to June 30, 2020 our total return based on the change in net asset value was (1.0)%.
The table below shows our return on average total assets and return on average net asset value for the periods indicated:

Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	For the Three Months Ended June 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020	For the Six Months Ended June 30, 2021
Net investment income	$2,051	$848	$3,415
Net increase in net assets	$3,269	$1,083	$4,772

Average net asset value(2)	$116,719	$104,483	$112,606
Average total assets(2)	$171,444	$111,821	$164,629

Net investment income to average net asset value(3)	7.0%	8.5%	6.1%
Net increase in net assets to average net asset value(3)	11.2%	10.8%	8.5%

Net investment income to average total assets(3)	4.8%	7.9%	4.2%
Net increase in net assets to average total assets(3)	7.6%	10.1%	5.8%
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
As of June 30, 2021, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 87.9% of our total assets, as compared to 77.3% of our total assets as of December 31, 2020.
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
Cash Flows
During the six months ended June 30, 2021, net cash used in operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $35.1 million, and net cash provided by financing activities was $21.9 million, primarily from proceeds received in connection with the issuance of shares of common stock and borrowings under the Credit Facility. As of June 30, 2021, cash, including restricted cash, was $21.0 million.
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility, the entry into additional subscription agreements with investors in a private placement providing for the issuance of additional shares of our common stock in exchange for capital contributions or the issuance of debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted. As of June 30, 2021, we had received capital commitments totaling $332.0 million in connection with our private offering of common stock, of which $215.8 million remained available.
Credit Facility

After entry into the Amendment on July 9, 2021, we have $200 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. As amended by the Amendment subsequent to quarter-end, the revolving period under the Credit Facility is scheduled to expire on July 15, 2023 and the maturity date of the Credit Facility is scheduled for January 15, 2025. The advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the lender’s cost of funds rate, which is a floating rate based on certain indices. As amended by the Amendment, the applicable margin under the Credit Facility is equal to 3.00% during the revolving period and increases to 4.00% during the amortization period. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility and see “Recent Developments” below for more information regarding the Amendment.
As of June 30, 2021 and December 31, 2020, we had outstanding borrowings of $58.0 million and $45.0 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $1.0 million and $1.3 million, respectively, which are included as assets in the consolidated statements of assets and liabilities. We had $192.0 million and $205.0 million of remaining capacity on our Credit Facility as of June 30, 2021 and December 31, 2020, respectively.
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
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock, of at least 150%. As of June 30, 2021, our asset coverage for total borrowings and other senior securities was 304%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of June 30, 2021 (refer to “Recent Developments” below for details on the extension of the scheduled maturity date of the Credit Facility to January 15, 2025):

Payments Due By Period (in thousands)	June 30, 2021
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$58,000	$—	$58,000	$—	$—
Off-Balance Sheet Arrangements
Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2021 and December 31, 2020, our unfunded commitments totaled $148.8 million and $72.5 million, respectively, of which $36.8 million and $16.7 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.

The following table shows our unfunded commitments by portfolio company as of June 30, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	June 30, 2021	December 31, 2020
Karat Financial, Technologies Inc.	$10,000	$—
Material Technologies Corporation	10,000	10,000
Workstep Inc.	8,000	—
Narvar, Inc.	7,500	3,750
Tempo Interactive Inc.	7,500	—
Activehours, Inc.	6,000	6,000
Petra Living, Inc.	6,000	—
Merama Inc.	5,205	—
Calibrate Health, Inc.	5,000	5,000
Curology, Inc.	5,000	5,000
Dialpad, Inc.	5,000	1,000
Eightfold AI Inc.	5,000	5,000
Flashparking, Inc.	5,000	—
Grey Orange International Inc.	5,000	—
HI LLC	5,000	5,000
Kasa Living, Inc.	5,000	—
Noho Dental, Inc.	5,000	5,000
Honor Technology, Inc.	4,500	4,500
Blueboard Inc.	4,000	—
Well Dot, Inc.	4,000	4,000
Filevine, Inc.	3,000	—
NomNomNow Inc.	3,000	—
Ribbon Home, Inc.	3,000	—
TFG Holding, Inc.	3,000	3,000
Divvy Homes Inc.	2,500	—
Forte Labs, Inc.	2,500	2,500
Hello Digit, Inc.	2,500	2,500
Spire Animation Studios, Inc.	2,500
Clutter Inc.	2,000	6,000
Swift Navigation, Inc.	2,000	2,000
Allplants LTD	1,729	—
Trendly, Inc.	1,000
VanMoof Global Holding B.V.	848	—
Alyk, Inc.	500	—
Dumpling, Inc.	500	500
Feast Kitchen Inc.	500	—
Minted, Inc.	—	—
Tide Platform Limited	—	1,706
Total	$148,782	$72,456
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of June 30, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	June 30, 2021	December 31, 2020
Dependent on milestones	$36,752	$16,706
Expiring during:
2021	$58,750	$55,456
2022	75,032	17,000
2023	15,000	—
Total	$148,782	$72,456
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to June 30, 2021. All distributions included in the below table represent ordinary income as our earnings exceeded distributions for the relevant period.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2020	November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
June 30, 2021	May 12, 2021	May 13, 2021	May 19, 2021	0.30
			Total cash distributions	$0.89
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
As of June 30, 2021, we estimated that we had undistributed taxable earnings from distributable earnings of $2.5 million, or $0.33 per common share.
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
Recent Developments

Credit Facility Amendment
On July 9, 2021, the Financing Subsidiary amended the Receivables Financing Agreement and the Credit Facility by entering into the Amendment. The Amendment, among other things, (i) decreases the aggregate commitments under the Credit Facility to $200.0 million from $250.0 million; (ii) extends the scheduled termination of the revolving period under the Credit Facility from July 15, 2021 to July 15, 2023 and extends the scheduled maturity date of the Credit Facility from July 15, 2023 to the earlier of (a) January 15, 2025 or (b) the effective date on which the Credit Facility is otherwise terminated pursuant to its terms; (iii) increases the general advance rate on the applicable net loan balance of assets held by the Financing Subsidiary to 55% from 50%; and (iv) decreases the applicable margin under which advances under the Credit Facility accrue interest to, (a) during the revolving period, 3.00% plus the lender’s cost of funds rate, which is a floating rate based on certain indices, and (b) during the amortization period, 4.00% plus the lender’s cost of funds rate.
Distribution
On August 11, 2021, the Board declared a $0.30 per share distribution to our common stockholders, payable on August 27, 2021 to stockholders of record on August 13, 2021.
Capital Commitments
On July 30, 2021, we received $4.8 million of additional capital commitments to purchase shares of our common stock pursuant to a subscription agreement.
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
As of June 30, 2021, a majority of the debt investments (approximately 62.4%, or $93.1 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw.
As of June 30, 2021, our floating rate borrowings totaled $58.0 million. Due to the fact that, as of June 30, 2021, approximately 29.0%, or $29.8 million at fair value, of our floating rate debt investments are subject to interest-rate floors above the current Prime rate and our Credit Facility is subject to an interest-rate floor above the current LIBOR rate, small interest rate increases would generally increase our net investment income because our interest income would increase at a higher rate than our interest expense. However, once interest rates increase to a level above the current interest-rate floor on our Credit Facility, our interest expense would increase at a higher rate than the corresponding increase in the spread over the Prime Rate that we earn on our portfolio investments. Conversely, interest rate decreases would have no impact on our net investment income as a majority of our floating rate debt investments are subject to interest-rate floors at or above the current Prime Rate and our Credit Facility is subject to an interest-rate floor above the current LIBOR rate. This is illustrated by the following table, which shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2021 consolidated statements of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$2,216	$(3,307)	$(1,091)
Up 200 basis points	$1,326	$(2,057)	$(731)
Up 100 basis points	$661	$(807)	$(146)
Up 50 basis points	$330	$(182)	$148
Down 50 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—
This analysis is indicative of the potential impact on our investment income as of June 30, 2021, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with borrowings under the Credit Facility and other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2021, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2021 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (filed with the SEC on March 12, 2021), which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by us on our current reports on Form 8-K, we did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Purchase and Sale Agreement, dated as of May 27, 2020, by and among TriplePoint Global Venture Credit, LLC, and TriplePoint Capital LLC and TriplePoint Financial LLC(1)

3.1	Articles of Incorporation(2)

3.2	Articles Supplementary(3)

3.3	Bylaws(4)

10.1	Second Amendment to Receivables Financing Agreement, dated as of July 9, 2021(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)
(1)Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(2)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(3)Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.

(4)Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(5)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on July 13, 2021.
(*)Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Private Venture Credit Inc.

Date: August 13, 2021	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)