Form 10-Q
period 2021-09-30
TriplePoint Private Venture Credit Inc.
filed 2021-11-10
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of November 10, 2021, the registrant had 13,991,836 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC.
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Consolidated Statements of Assets and Liabilities as of September 30, 2021 (unaudited) and December 31, 2020	1
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021, the Three Months Ended September 30, 2020 and for the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020 (unaudited)	2
	Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2021, the Three Months Ended September 30, 2020 and for the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020 (unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020 (unaudited)	4
	Consolidated Schedules of Investments as of September 30, 2021 (unaudited) and December 31, 2020	5
	Notes to Consolidated Financial Statements (unaudited)	23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	54
	Signatures	56

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments at fair value (amortized cost of $234,756 and $118,935, respectively)	$240,356	$120,368
Cash and cash equivalents	14,812	31,745
Restricted cash	350	2,395
Deferred credit facility costs	2,258	1,254
Prepaid expenses and other assets	269	49
Total assets	$258,045	$155,811

Liabilities
Revolving Credit Facility	$96,000	$45,000
Base management fee payable	581	463
Income incentive fee payable	831	—
Capital gains incentive fee payable	1,197	—
Dividend payable	16	—
Other accrued expenses and liabilities	5,785	4,207
Total liabilities	$104,410	$49,670
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	97	70
Paid-in capital in excess of par value	145,336	103,387
Total distributable earnings	8,202	2,684
Total net assets	$153,635	$106,141
Total liabilities and net assets	$258,045	$155,811

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	9,673,888	7,001,667
Net asset value per common share	$15.83	$15.08

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Investment income
Interest income from investments	$6,452	$3,115	$15,851	$4,203
Other income
Expirations / terminations of unfunded commitments	23	—	34	—
Other fees	212	—	264	—
Total investment and other income	6,687	3,115	16,149	4,203

Operating expenses
Base management fee	581	463	1,550	639
Income incentive fee	831	—	878	—
Capital gains incentive fee	948	—	1,197	—
Interest expense and amortization of fees	1,290	1,112	4,923	1,112
Administration agreement expenses	361	132	919	221
General and administrative expenses	300	314	891	465
Operating expenses before management fee waiver	4,311	2,021	10,358	2,437
Management fee waiver	—	—	—	(176)
Total operating expenses net of management fee waiver	4,311	2,021	10,358	2,261

Net investment income	2,376	1,094	5,791	1,942

Net realized and unrealized gains
Net realized gains on investments	44	35	178	41
Net change in unrealized gains on investments	2,944	645	4,166	875
Net realized and unrealized gains	2,988	680	4,344	916

Net increase in net assets resulting from operations	$5,364	$1,774	$10,135	$2,858

Basic and diluted net investment income per common share	$0.30	$0.15	$0.76	$0.27
Basic and diluted net increase in net assets per common share	$0.68	$0.25	$1.34	$0.40
Basic and diluted weighted average shares of common stock outstanding	7,824,510	7,001,667	7,545,580	7,001,667

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance at June 30, 2021	7,729,938	$77	525	$—	$114,580	$5,173	$119,830
Issuance of common stock	1,943,950	20	—	—	30,756	—	30,776
Common stock distributions from distributable earnings	—	—	—	—	—	(2,319)	(2,319)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(16)	(16)
Net increase in net assets resulting from operations	—	—	—	—	—	5,364	5,364
Balance at September 30, 2021	9,673,888	$97	525	$—	$145,336	$8,202	$153,635

Balance at June 30, 2020	7,001,667	$70	525	$—	$103,498	$951	$104,519
Offering costs	—	—	—	—	30	—	30
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	1,774	1,774
Balance at September 30, 2020	7,001,667	$70	525	$—	$103,528	$2,710	$106,308

Balance at December 31, 2020	7,001,667	$70	525	$—	$103,387	$2,684	$106,141
Issuance of common stock	2,672,221	27	—	—	41,949	—	41,976
Common stock distributions from distributable earnings	—	—	—	—	—	(4,570)	(4,570)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(47)	(47)
Net increase in net assets resulting from operations	—	—	—	—	—	10,135	10,135
Balance at September 30, 2021	9,673,888	$97	525	$—	$145,336	$8,202	$153,635

Balance at May 27, 2020 (Commencement of Operations)	—	$—	—	$—	$25	$(95)	$(70)
Issuance of common stock	7,001,667	70	—	—	104,930	—	105,000
Issuance of preferred stock	—	—	525	—	525	—	525
Offering costs	—	—	—	—	(1,952)	—	(1,952)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(53)	(53)
Net increase in net assets resulting from operations	—	—	—	—	—	2,858	2,858
Balance at September 30, 2020	7,001,667	$70	525	$—	$103,528	$2,710	$106,308

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$10,135	$2,858
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(159,448)	(104,919)
Principal payments and proceeds from investments	45,885	1,309
Payment-in-kind interest on investments	(180)	—
Net change in unrealized (gains) losses on investments	(4,166)	(875)
Net realized (gains) losses on investments	(178)	—
Amortization and accretion of premiums and discounts, net	(1,920)	(919)
Organizational costs	—	(95)
Amortization of debt fees and issuance costs	456	76
Change in operating assets and liabilities:
Prepaid expenses and other assets	(220)	(48)
Base management fee payable	118	463
Income incentive fee payable	831	—
Capital gains incentive fee payable	1,197	—
Other accrued expenses and liabilities	1,578	1,535
Net cash (used in) provided by operating activities	(105,913)	(100,615)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	72,700	30,000
(Repayments) under revolving credit facility	(21,700)	—
Common stock distributions paid	(4,570)	—
Offering costs	—	(1,952)
Preferred stock distributions paid	(32)	(37)
Deferred credit facility costs	(1,439)	(1,417)
Proceeds from issuance of common stock	41,976	105,000
Proceeds from issuance of preferred stock	—	525
Net cash provided by (used in) financing activities	86,935	132,119
Net change in cash, cash equivalents and restricted cash	(18,978)	31,504
Cash, cash equivalents and restricted cash at beginning of period	34,140	25
Cash, cash equivalents and restricted cash at end of period	$15,162	$31,529

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$14,812	$31,529
Restricted cash	350	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$15,162	$31,529

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,490	$700
Excise taxes paid	$13	$—

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal		Cost(6)		Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$4,244		$4,207		$4,185	3/31/2024
Total Aerospace and Defense - 2.72%*			4,244		4,207		4,185

Business Applications Software
Filevine, Inc.	Growth Capital Loan (6.00% interest rate, 6.00% PIK, 5.50% EOT payment)(2)	4/20/2021	7,180		7,136		7,136	4/30/2025
Filevine, Inc.	Growth Capital Loan (6.00% interest rate, 6.00% PIK, 5.50% EOT payment)(2)	9/30/2021	3,000		2,964		2,964	9/30/2025
			10,180	—	10,100	—	10,100
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000		9,632		9,632	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338		329		329	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547		531		531	9/30/2023
			10,885		10,492		10,492
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	4,967		4,986		5,067	11/30/2023
Tide Platform Limited(1)(3)	Revolver (8.00% interest rate, 4.00% EOT payment)	2/22/2021	1,768		1,823		1,735	11/13/2021
			6,735		6,809		6,802
Total Business Applications Software - 17.83%*			27,800		27,401		27,394

Business Products and Services
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	6,000		5,975		5,975	8/31/2024
Total Business Products and Services - 3.89%*			6,000		5,975		5,975

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	3,477		3,378		3,378	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	263		255		255	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	315		305		305	8/31/2023
Total Business/Productivity Software - 2.56%*			4,055		3,938		3,938

Communication Software
Hiya, Inc.	Growth Capital Loan (10.75% interest rate, 8.00% EOT payment)	5/27/2020	1,500		1,577		1,581	4/30/2022
Total Communication Software - 1.03%*			1,500		1,577		1,581

Computer Hardware
Grey Orange International Inc.	Growth Capital Loan (8.25% interest rate, 3.75% EOT payment)	9/24/2021	667		646		646	9/30/2022
Swift Navigation, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.25% floor, 4.25% EOT payment)	8/7/2020	432		435		435	8/31/2023
Swift Navigation, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.25% floor, 4.25% EOT payment)	7/27/2021	2,000		1,947		1,947	7/31/2024
			2,432		2,382		2,382
Total Computer Hardware - 1.97%*			3,099		3,028		3,028

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	4,000		3,994		3,994	10/31/2023
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	9/30/2021	6,000		5,863		5,863	9/30/2024
			10,000		9,857		9,857
Hello Digit, Inc.	Growth Capital Loan (7.00% interest rate, 1.00% EOT payment)	9/30/2021	500		485		485	3/31/2022
Total Consumer Finance - 6.73%*			10,500		10,342		10,342

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,471	2,471	6/30/2025
NomNomNow Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 5.50% EOT payment)	7/16/2021	3,000	2,958	2,958	6/30/2023
Total Consumer Non-Durables - 3.53%*			5,500	5,429	5,429

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (10.25% interest rate, 6.00% EOT payment)	12/23/2020	2,000	1,998	1,998	12/31/2023
Clutter Inc.	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)	3/26/2021	4,000	3,975	3,975	3/31/2024
			6,000	5,973	5,973
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	750	738	738	9/30/2024
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)	8/12/2021	4,000	3,896	3,896	8/31/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,657	1,657	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,253	3,253	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	4,963	4,963	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	4,956	4,956	12/31/2024
			15,000	14,829	14,829
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	7/7/2021	3,000	2,932	2,932	7/31/2024
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	8/27/2021	1,500	1,459	1,459	8/31/2024
			4,500	4,391	4,391
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,461	3,404	3,257	1/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	5/27/2021	1,748	1,708	1,618	5/31/2025
			5,209	5,112	4,875
Total Consumer Products and Services - 22.59%*			35,459	34,939	34,702

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	301	423	446	1/31/2022
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	125	165	174	2/28/2022
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	746	940	992	3/31/2022
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	7/21/2021	1,776	1,647	1,612	7/31/2024
Total Cultivation - 2.10%*			2,948	3,175	3,224

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.50% EOT payment)	9/29/2021	15,000	14,795	14,793	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	7,500	7,448	7,448	3/31/2024
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,415	4,415	12/31/2023
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,392	6,392	11/30/2024
Total E-Commerce - Clothing and Accessories - 21.51%*			33,500	33,050	33,048

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,529	1,529	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	712	712	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,516	1,516	8/31/2024
Total E-Commerce - Personal Goods - 2.45%*			3,856	3,757	3,757

Food Products
AllPlants Ltd(1)(3)	Revolver (8.00% interest rate, 3.00% EOT payment)(2)	5/24/2021	480	474	449	5/5/2022
AllPlants Ltd(1)(3)	Revolver (8.00% interest rate, 3.00% EOT payment)(2)	6/23/2021	578	568	546	5/5/2022
AllPlants Ltd(1)(3)	Revolver (8.00% interest rate, 3.00% EOT payment)(2)	7/20/2021	233	228	224	5/5/2022
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	305	296	290	7/31/2025
			1,596	1,566	1,509
Feast Kitchen ApS(1)(3)	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 10.00% EOT payment)	5/27/2020	1,086	1,199	1,195	6/30/2023
Feast Kitchen ApS(1)(3)	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)	11/12/2020	452	454	451	5/31/2024
Feast Kitchen ApS(1)(3)	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)	5/11/2021	750	734	729	11/30/2024
			2,288	2,387	2,375
Total Food Products - 2.53%*			3,884	3,953	3,884

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,041	5,041	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,931	4,931	12/31/2023
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,931	4,931	12/31/2023
			10,000	9,862	9,862
SafelyYou Inc.	Growth Capital Loan (10.25% interest rate, 4.50% EOT payment)	3/26/2021	1,000	984	984	3/31/2024
Total Healthcare Technology Systems - 10.34%*			16,000	15,887	15,887

Home Furnishings
Feather Home Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 9.50% floor, 7.00% EOT payment)	5/27/2020	874	1,019	1,019	3/31/2022
Total Home Furnishings - 0.66%*			874	1,019	1,019

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,141	5,273	10/31/2023
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,571	2,637	10/31/2023
GoEuro Corp.(1)(3)	Convertible Note (5.00% interest rate)(2)	8/11/2020	75	75	75	2/11/2023
Total Infrastructure - 5.20%*			7,575	7,787	7,985

Life and Health Insurance
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	7,903	7,903	2/28/2025
Total Life and Health Insurance - 5.14%*			8,000	7,903	7,903

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (10.75% interest rate, 4.25% EOT payment)	7/1/2021	2,500	2,441	2,441	12/31/2024
Total Medical Software and Information Services - 1.59%*			2,500	2,441	2,441

Multimedia and Design Software
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	8/12/2021	2,500	2,397	2,397	2/29/2024
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	9/30/2021	1,500	1,373	1,373	3/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Total Multimedia and Design Software - 2.45%*			4,000	3,770	3,770

Other Financial Services
N26 GmbH(1)(3)	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 4.00% EOT payment)	9/14/2021	14,815	14,698	14,372	6/30/2023
Total Other Financial Services - 9.35%*			14,815	14,698	14,372

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 7.25% EOT payment)	5/27/2020	5,000	5,146	5,146	4/30/2023
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.25% EOT payment)	4/30/2021	2,500	2,507	2,507	4/30/2024
			7,500	7,653	7,653
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	2,110	2,178	2,178	5/31/2023
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	2,110	2,178	2,178	5/31/2023
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	2,208	2,271	2,271	6/30/2023
			6,428	6,627	6,627
Ribbon Home, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.00% EOT payment)	6/25/2021	3,000	2,796	2,796	6/30/2024
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	2,000	2,012	3/31/2023
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	498	501	4/30/2023
			2,500	2,498	2,513
Total Real Estate Services - 12.75%*			19,428	19,574	19,589

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	5/27/2020	5,000	5,212	5,280	9/30/2023
Total Social/Platform Software - 3.44%*			5,000	5,212	5,280

Software Development Applications
Forte Labs, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.00% EOT payment)	12/31/2020	2,500	2,504	2,504	6/30/2022
Total Software Development Applications - 1.63%*			2,500	2,504	2,504

Total Debt Investments - 144.00%*			$223,037	$221,566	$221,237

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Warrant Investments(7)(8)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$765
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	92
Total Aerospace and Defense - 0.56%*				187	857

Business Applications Software
Blueboard Inc.	Common Stock(2)	3/11/2021	69,768	14	14
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	51
Filevine, Inc.	Preferred Stock(2)	4/20/2021	10,472	15	15
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	360
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	90
				450	450
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	184
Total Business Applications Software - 0.53%*				677	816

Business Products and Services
Elsker Inc.	Preferred Stock(2)	9/1/2021	17,746	9	9
Total Business Products and Services - 0.01%*				9	9

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	156
Total Business to Business Marketplace - 0.10%*				156	156

Business/Productivity Software
Forum Brands, LLC	Preferred Stock	7/6/2021	2,960	146	146
Total Business/Productivity Software - 0.10%*				146	146

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock	5/27/2020	115,073	54	54
Total Communication Software - 0.04%*				54	54

Computer Hardware
Swift Navigation, Inc.	Preferred Stock	7/30/2020	62,874	77	77
Grey Orange International Inc.	Preferred Stock	3/16/2021	8,132	53	53
Total Computer Hardware - 0.08%*				130	130

Consumer Finance
Activehours, Inc.	Preferred Stock	10/8/2020	49,296	129	129
Activehours, Inc.	Preferred Stock	9/30/2021	6,162	16	16
				145	145
Embed Financial Technologies Inc.	Preferred Stock(2)	9/21/2021	—	10	10
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	1,157	19	19
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	136,869	44	75
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	54
Total Consumer Finance - 0.20%*				272	303

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	21
NomNomNow Inc.	Preferred Stock	5/3/2021	39,009	34	37

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Total Consumer Non-Durables - 0.04%*				55	58

Consumer Products and Services
Clutter Inc.	Preferred Stock	9/30/2020	19,649	113	113
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ever/Body, Inc.	Preferred Stock	9/7/2021	188,283	92	92
Good Eggs, Inc.	Preferred Stock	8/12/2021	330,124	81	81
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	132
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	35
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	25
				130	192
Immersive Group Gaming LTD(1)	Preferred Stock(2)	7/12/2021	309,547	83	145
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	25
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	173
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	9,510	41	41
Total Consumer Products and Services - 0.60%*				678	917

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	5/27/2020	1,278	1,228	3,567
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	7/16/2021	62	133	236
Total Cultivation - 2.48%*				1,361	3,803

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
Total Database Software - 0.01%*				21	21

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	60	60
Minted, Inc.	Preferred Stock	9/30/2020	22,277	216	216
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	257
Trendly, Inc.	Preferred Stock	5/27/2021	166,036	100	100
Total E-Commerce - Clothing and Accessories - 0.41%*				625	633

E-Commerce - Personal Goods
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	589
Total E-Commerce - Personal Goods - 0.38%*				589	589

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	131
Total Elder and Disabled Care - 0.09%*				50	131

Energy
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	37
Total Energy - 0.02%*				37	37

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	6,854	77	74
Feast Kitchen Inc.(1)(3)	Preferred Stock	5/27/2020	29,145	126	103
Feast Kitchen Inc.(1)(3)	Preferred Stock	9/14/2020	11,033	29	29
				155	132
Total Food Products - 0.13%*				232	206

Healthcare Services

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Levels Health Inc.	Preferred Stock(2)	9/3/2021	42,874	33	33
Total Healthcare Services - 0.02%*				33	33

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	45,089	109	109
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	261
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	501
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock	1/21/2021	69,346	21	82
Total Healthcare Technology Systems - 0.78%*				691	1,195

Home Furnishings
Feather Home Inc.	Preferred Stock	5/27/2020	33,910	138	138
Petra Living, Inc.	Preferred Stock	6/9/2021	76,783	48	48
Petra Living, Inc.	Preferred Stock	6/9/2021	38,391	24	24
				72	72
Total Home Furnishings - 0.14%*				210	210

Household Products
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	105
Total Household Products - 0.07%*				72	105

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	109,704	64	64
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	12
Total Human Capital Services - 0.27%*				262	412

Information Services (B2C)
Cleo AI Ltd(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	88
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	10,333	29	29
Total Information Services (B2C) - 0.08%*				111	117

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	$90	$55
Total Infrastructure - 0.04%*				90	55

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	81
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	34
Total Life and Health Insurance - 0.07%*				91	115

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.03%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/20/2020	49,425	48	48
Total Medical Software and Information Services - 0.03%*				48	48

Multimedia and Design Software
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	80
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	105
Total Multimedia and Design Software - 0.12%*				185	185

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.12%*				180	180

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Real Estate Services
Common Living Inc.	Preferred Stock(2)	5/27/2020	729,380	185	204
Common Living Inc.	Preferred Stock	4/30/2021	107,718	28	28
				213	232
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	198
Ribbon Home, Inc.	Common Stock	3/5/2021	24,280	226	226
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
Total Real Estate Services - 1.54%*				1,049	2,363

Social/Platform Software
ClassPass Inc.	Preferred Stock	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock(2)	7/12/2021	14,313	10	10
Total Social/Platform Software - 0.02%*				53	35

Software Development Applications
Forte Labs, Inc.	Preferred Stock	12/30/2020	318,571	65	144
Total Software Development Applications - 0.09%*				65	144

Total Warrant Investments - 9.19%*				$8,476	$14,120

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2021
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Advertising / Marketing
Alliance Data Systems Corporation	Common Stock(2)(10)	12/3/2020	6,784	$570	$687
Total Advertising / Marketing - 0.45%*				570	687

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	70
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	505
Total Business Applications Software - 0.37%*				585	575

Business Products and Services
Printify, Inc.	Preferred Stock(2)	8/24/2021	—	50	50
Total Business Products and Services - 0.03%*				50	50

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	22,107	450	450
Total Business to Business Marketplace - 0.29%*				450	450

Business/Productivity Software
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	90
Total Business/Productivity Software - 0.06%*				90	90

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	100
Embed Financial Technologies Inc.	Preferred Stock(2)	9/24/2021	12,195	125	125
Total Consumer Finance - 0.15%*				225	225

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	234
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	165
				331	399
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	56,023	168	182
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	250
Total Consumer Products and Services - 0.61%*				849	931

E-Commerce - Personal Goods
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	58
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	82
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	62
Total E-Commerce - Personal Goods - 0.13%*				106	202

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	199	199
Total Elder and Disabled Care - 0.13%*				199	199

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	167
Total Energy - 0.11%*				167	167

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	332	332
Medly Health	Preferred Stock(2)	8/12/2021	209,979	249	249
Total Healthcare Services - 0.38%*				581	581

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	12	12
Total Healthcare Technology Systems - 0.01%*				12	12

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	80
Total Life and Health Insurance - 0.05%*				80	80

Real Estate Services
Ribbon Home, Inc.	Preferred Stock(2)	6/29/2021	31,149	500	500
Total Real Estate Services - 0.33%*				500	500

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	250
Total Software Development Applications - 0.16%*				250	250

Total Equity Investments - 3.25%*				$4,714	$4,999

Total Investments in Portfolio Companies - 156.45%*(4)				$234,756	$240,356

Total Investments - 156.45%*(5)				$234,756	$240,356
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2021, non-qualifying assets represented 18.3% of the Company’s total assets, at fair value.
(2)As of September 30, 2021, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of September 30, 2021, the Company’s portfolio company investments that were subject to restrictions on sales totaled $239.7 million at fair value and represented 156.0% of the Company’s net assets. In addition, unless otherwise indicated, as of September 30, 2021, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)Except for equity in one public company, as denoted by footnote 10 to this Schedule of Investments, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $6.5 million, $0.9 million and $5.6 million, respectively, for the September 30, 2021 investment portfolio. The tax cost of investments is $234.8 million.
(7)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(8)Non-income producing investments.
(9)Acquisition date represents the date of the investment in the portfolio investment.
(10)Investment is publicly traded and listed on the New York Stock Exchange and is not subject to restrictions on sales.
*    Value as a percentage of net assets.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Astranis Space Technologies Corp.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 6.75% EOT payment)	5/27/2020	$3,250	$3,263	$3,263	4/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 6.75% EOT payment)	5/27/2020	1,750	1,744	1,744	7/31/2023
Total Aerospace and Defense - 4.72%*			5,000	5,007	5,007

Buildings and Property
Breather Products US Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 10.00% floor, 4.50% EOT payment)	5/27/2020	1,816	1,835	1,817	7/31/2022
Total Buildings and Property - 1.71%*			1,816	1,835	1,817

Business Applications Software
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	4,967	4,846	4,994	11/30/2023
Total Business Applications Software - 4.71%*			4,967	4,846	4,994

Communication Software
Hiya, Inc.	Growth Capital Loan (10.75% interest rate, 8.00% EOT payment)	5/27/2020	1,500	1,527	1,535	4/30/2022
Total Communication Software - 1.45%*			1,500	1,527	1,535

Computer Hardware
Swift Navigation, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.25% floor, 4.25% EOT payment)	8/7/2020	500	490	490	8/31/2023
Total Computer Hardware - 0.46%*			500	490	490

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	4,000	3,928	3,928	10/31/2023
Upgrade, Inc.	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	5/27/2020	4,000	4,252	4,340	1/31/2023
Total Consumer Finance - 7.79%*			8,000	8,180	8,268

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	12/23/2020	2,000	1,944	1,944	12/31/2023
Total Consumer Products and Services - 1.83%*			2,000	1,944	1,944

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	939	1,024	1,143	1/31/2022
	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	336	363	405	2/28/2022
	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	1,789	1,923	2,147	3/31/2022
Total Cultivation - 3.48%*			3,064	3,310	3,695

E-Commerce - Clothing and Accessories
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	7,500	7,267	7,267	3/31/2024
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,350	4,350	12/31/2023
Total E-Commerce - Clothing and Accessories - 10.94%*			12,000	11,617	11,617

Food Products
Feast Kitchen ApS(1)(3)	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 10.00% EOT payment)	5/27/2020	1,497	1,557	1,557	6/30/2023
	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)	11/12/2020	500	483	483	5/31/2024
Total Food Products - 1.92%*			1,997	2,040	2,040

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	$5,000	$4,940	$4,940	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,811	4,811	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,811	4,811	12/31/2023
			10,000	9,622	9,622
Total Healthcare Technology Systems - 13.72%*			15,000	14,562	14,562

Home Furnishings
Feather Home Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 9.50% floor, 7.00% EOT payment)	5/27/2020	2,108	2,166	2,166	3/31/2022
Total Home Furnishings - 2.04%*			2,108	2,166	2,166

Household Products
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)	5/27/2020	6,750	6,957	6,937	4/30/2021
	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)	5/27/2020	2,333	2,405	2,398	4/30/2021
Total Household Products - 8.79%*			9,083	9,362	9,335

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,040	5,131	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,520	2,566	10/31/2023
	Convertible Note (5.00% interest rate)(2)	8/11/2020	75	75	73	2/11/2023
Total Infrastructure - 7.32%*			7,575	7,635	7,770

Life and Health Insurance
Beam Technologies Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 8.25% floor, 5.50% EOT payment)	5/27/2020	4,000	4,062	4,062	10/31/2021
Total Life and Health Insurance - 3.83%*			4,000	4,062	4,062

Logistics
Passport Labs, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/27/2020	5,000	5,094	5,292	5/31/2024
Total Logistics - 4.99%*			5,000	5,094	5,292

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 8.25% floor, 5.75% EOT payment)	5/27/2020	2,500	2,569	2,569	2/28/2022
	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 7.25% EOT payment)	5/27/2020	5,000	5,007	5,007	4/30/2023
			7,500	7,576	7,576
Divvy Homes Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 2.25% EOT payment)	10/28/2020	5,000	4,732	4,732	7/31/2021
Mynd Management, Inc.	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,404	2,421	2,421	11/30/2022
	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,404	2,421	2,421	11/30/2022
	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,500	2,511	2,511	12/31/2022
			7,308	7,353	7,353
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	1,946	1,946	3/31/2023
	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	484	484	4/30/2023
			2,500	2,430	2,430
Total Real Estate Services - 20.81%*			22,308	22,091	22,091

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	5/27/2020	$5,000	$5,114	$5,151	9/30/2023
Total Social/Platform Software - 4.85%*			5,000	5,114	5,151

Software Development Applications
Forte Labs, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.00% EOT payment)	12/31/2020	2,500	2,425	2,425	6/30/2022
Total Software Development Applications - 2.28%*			2,500	2,425	2,425

Total Debt Investments - 107.65%*			$113,418	$113,307	$114,261

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Warrant Investments(7)(8)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock	5/27/2020	70,959	$95	$95
Total Aerospace and Defense - 0.09%*				95	95

Buildings and Property
Breather Products US Inc.	Preferred Stock	5/27/2020	39,457	13	2
Total Buildings and Property - 0.00%*				13	2

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	2,898	10	10
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	47
Total Business Applications Software - 0.15%*				157	159

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	74	74
Total Business to Business Marketplace - 0.07%*				74	74

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.01%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock	5/27/2020	115,073	54	54
Total Communication Software - 0.05%*				54	54

Computer Hardware
Swift Navigation, Inc.	Preferred Stock	7/30/2020	62,874	77	77
Total Computer Hardware - 0.07%*				77	77

Consumer Finance
Activehours, Inc.	Preferred Stock	10/8/2020	24,648	65	65
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	723	12	12
Upgrade, Inc.	Preferred Stock	5/27/2020	136,869	44	36
Total Consumer Finance - 0.11%*				121	113

Consumer Products and Services
Clutter Inc.	Preferred Stock	9/30/2020	6,550	38	38
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	9,510	41	41
Total Consumer Products and Services - 0.07%*				79	79

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	5/27/2020	1,278	1,223	1,550
Total Cultivation - 1.46%*				1,223	1,550

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	11	11
Total Database Software - 0.01%*				11	11

E-Commerce - Clothing and Accessories
Minted, Inc.	Preferred Stock	9/30/2020	22,277	216	216
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	172	172
Total E-Commerce - Clothing and Accessories - 0.37%*				388	388

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	$50	$131
Total Elder and Disabled Care - 0.12%*				50	131

Food Products
Feast Kitchen Inc.(1)(3)	Preferred Stock	5/27/2020	29,145	127	103
	Preferred Stock	9/14/2020	4,413	11	11
Total Food Products - 0.11%*				138	114

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	45,089	23	23
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	122
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	19
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	195
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	85	85
Total Healthcare Technology Systems - 0.42%*				441	444

Home Furnishings
Feather Home Inc.	Preferred Stock	5/27/2020	33,910	77	77
Total Home Furnishings - 0.07%*				77	77

Household Products
Grove Collaborative, Inc.	Preferred Stock	5/27/2020	33,038	72	105
Total Household Products - 0.10%*				72	105

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	36	203
Total Human Capital Services - 0.19%*				36	203

Information Services (B2C)
Cleo AI Ltd(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	89
Total Information Services (B2C) - 0.08%*				82	89

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	61	26
Total Infrastructure - 0.02%*				61	26

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock	5/27/2020	5,344	57	57
Total Life and Health Insurance - 0.05%*				57	57

Logistics
Passport Labs, Inc.	Common Stock	5/27/2020	2,102	51	51
Total Logistics - 0.05%*				51	51

Medical Software and Information Services
KRNL, Inc.	Preferred Stock(2)	12/21/2020	24,713	24	24
Total Medical Software and Information Services - 0.02%*				24	24

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.17%*				180	180

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Real Estate Services
Common Living Inc.	Preferred Stock	5/27/2020	729,380	$156	$175
Divvy Homes Inc.	Preferred Stock	10/27/2020	85,526	313	313
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	83
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	57
Total Real Estate Services - 0.59%*				609	628

Social/Platform Software
ClassPass Inc.	Preferred Stock	5/27/2020	14,085	43	25
Total Social/Platform Software - 0.02%*				43	25

Software Development Applications
Forte Labs, Inc.	Preferred Stock	12/30/2020	201,637	57	57
Total Software Development Applications - 0.05%*				57	57

Total Warrant Investments - 4.54%*				$4,276	$4,819

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Advertising / Marketing
Alliance Data Systems Corporation(1)	Common Stock(2)(10)	12/3/2020	6,784	$567	$503
Total Advertising / Marketing - 0.47%*				567	503

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	70
Total Business Applications Software - 0.07%*				70	70

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	100
Total Consumer Finance - 0.09%*				100	100

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	166
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	250
Total Consumer Products and Services - 0.39%*				416	416

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	199	199
Total Elder and Disabled Care - 0.19%*				199	199

Total Equity Investments - 1.21%*				$1,352	$1,288

Total Investments in Portfolio Companies - 113.40%*(4)				$118,935	$120,368

Total Investments - 113.40%*(5)				$118,935	$120,368
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
•For each debt investment tied to the Prime rate (“Prime”) as of September 30, 2021 and December 31, 2020, Prime was 3.25%. As of September 30, 2021, approximately 65.9%, or $147.1 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2020, approximately 71.3%, or $80.8 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.

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

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
Note 1. Organization
TriplePoint Global Venture Credit, LLC was formed on October 2, 2019 as a Maryland limited liability company. On May 27, 2020, TriplePoint Global Venture Credit, LLC changed its name to TriplePoint Private Venture Credit Inc. (the “Company”) in connection with its conversion from a Maryland limited liability company to a Maryland corporation and the commencement of its investment operations. The Company is structured as an externally-managed non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. The Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below:

Base Management and Incentive Fees (in thousands)	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Base management fee	$581	$463	$1,550	$639
Management fee waiver	$—	$—	$—	$(176)
Income incentive fee	$831	$—	$878	$—
Capital gains incentive fee	$948	$—	$1,197	$—
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

For the three and nine months ended September 30, 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.4 million and $0.9 million, respectively. For the three months ended September 30, 2020, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.1 million. For the period from May 27, 2020 (commencement of operations) to September 30, 2020, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.2 million.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of September 30, 2021 and December 31, 2020. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$221,237	$221,237	$—	$—	$114,261	$114,261
Warrant investments	—	—	14,120	14,120	—	—	4,819	4,819
Equity investments	687	—	4,312	4,999	503	—	785	1,288
Total investments	$687	$—	$239,669	$240,356	$503	$—	$119,865	$120,368
The following table shows information about Level 3 investments measured at fair value for the nine months ended September 30, 2021 and the period from May 27, 2020 (commencement of operations) to September 30, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2020	$114,261	$4,819	$785	$119,865
Funding and purchases of investments, at cost	151,872	4,214	3,362	159,448
Principal payments and sale proceeds received from investments	(45,885)	—	—	(45,885)
Amortization and accretion of premiums and discounts, net and end-of term payments	2,091	—	—	2,091
Realized gains on investments	—	(12)	—	(12)
Net change in unrealized gains (losses) included in earnings	(1,282)	5,099	165	3,982
Payment-in-kind coupon	180	—	—	180
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of September 30, 2021	$221,237	$14,120	$4,312	$239,669

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2021	$(1,042)	$5,089	$165	$4,212

Level 3 Investment Activity (in thousands)	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of May 27, 2020 (commencement of operations)	$—	$—	$—	$—
Funding and purchases of investments, at cost	100,794	4,055	70	104,919
Principal payments and sale proceeds received from investments	(1,309)	—	—	(1,309)
Amortization and accretion of premiums and discounts, net and end-of term payments	919	—	—	919
Net change in unrealized gains (losses) included in earnings	639	236	—	875
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of September 30, 2020	$101,043	$4,291	$70	$105,404

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2020	$639	$236	$—	$875
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the nine months ended September 30, 2021 or the period from May 27, 2020 (commencement of operations) to September 30, 2020.
Realized gains and losses are included in “net realized gains on investments” in the consolidated statements of operations.
For each of the three months ended September 30, 2021 and September 30, 2020, the Company recognized a de minimis amount of net realized gains. For the nine months ended September 30, 2021, the Company recognized net realized gains of $0.2 million. For the period from May 27, 2020 (commencement of operations) to September 30, 2020, the Company recognized a de minimis amount of net realized gains.
Unrealized gains and losses are included in “net change in unrealized gains on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three and nine months ended September 30, 2021 was $2.9 million and $4.2 million, respectively, resulting primarily from market rate adjustments. Net change in unrealized gains during the three months ended September 30, 2020 was $0.6 million, resulting primarily from market rate adjustments. Net change in unrealized gains during the period from May 27, 2020 (commencement of operations) to September 30, 2020 was $0.9 million, resulting primarily from market rate adjustments. The following table shows a summary of quantitative information about the Level 3 fair value measurements of investments as of September 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	September 30, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$221,237	Discounted Cash Flows	Discount Rate	8.69% - 23.52%	15.03%
Warrant investments	14,120	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	8.01x
			Volatility	45.00% - 80.00%	66.90%
			Term	2.00 - 6.0 Years	3.73 Years
			Risk Free Rate	0.15% - 1.16%	0.51%
			EBITDA Multiples	6.14x - 25.07x	15.15x
Equity investments	4,312	Black Scholes Option Pricing Model	Volatility	50.00% - 80.00%	66.73%
			Term	3.0 - 5.0 Years	3.52 Years
			Risk Free Rate	0.35% - 0.92%	0.47%
			Revenue Multiples	1.24x - 5.22x	2.86x
Total investments	$239,669

Level 3 Investments (dollars in thousands)	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$114,261	Discounted Cash Flows	Discount Rate	6.61% - 23.38%	15.22%
Warrant investments	4,819	Black Scholes Option Pricing Model	Revenue Multiples	0.95x - 56.90x	11.92x
			Volatility	48.50% - 80.00%	66.18%
			Term	2.00 - 6.50 Years	4.71 Years
			Risk Free Rate	0.13% - 0.51%	0.33%
Equity investments	785	Black Scholes Option Pricing Model	Volatility	55.00% - 65.00%	60.00%
			Term	3.00 - 4.00 Years	3.50 Years
			Risk Free Rate	0.17% - 0.27%	0.22%
Total investments	$119,865
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
As of each of September 30, 2021 and December 31, 2020, the Company had no delinquencies and no credit losses on any of its debt investments, respectively.
Note 6. Borrowings
The following table shows the Company's outstanding debt as of September 30, 2021 and December 31, 2020:

Liability (in thousands)	September 30, 2021			December 31, 2020
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$200,000	$96,000	$104,000	$250,000	$45,000	$205,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Revolving Credit Facility
Interest cost	$838	$138	$1,991	$138
Unused fee	230	888	2,440	888
Amortization of costs and other fees	222	86	492	86
Revolving Credit Facility Total	$1,290	$1,112	$4,923	$1,112

Total interest expense and amortization of fees	$1,290	$1,112	$4,923	$1,112
Credit Facility

On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. Commitments available under the Credit Facility total $200 million from four lenders—DBNY, MUFG, KeyBank National Association (“KeyBank”) and TIAA, FSB—subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
The revolving period under the Credit Facility is scheduled to expire on July 15, 2023, subject to an extension with the consent of the lenders and early termination if an event of default or other adverse events, specified in the Receivables Financing Agreement, occur. The scheduled maturity date for the Credit Facility is January 15, 2025, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. The advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the lender’s cost of funds rate, which is a floating rate based on certain indices, and is subject to certain minimum principal utilization amounts during the revolving period. The applicable margin is equal to 3.00% during the revolving period and increases to 4.00% during the amortization period.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act.
As of September 30, 2021 and December 31, 2020, the Company had outstanding borrowings under the Credit Facility of $96.0 million and $45.0 million, respectively, excluding deferred credit facility costs of $2.3 million and $1.3 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three and nine months ended September 30, 2021, the Company had average outstanding borrowings under the Credit Facility of $74.9 million and $56.6 million, respectively, at a weighted average interest rate of 3.54% and 3.85%, respectively. During the period from July 15, 2020 to September 30, 2020, the Company had average outstanding borrowings under the Credit Facility of $13.1 million at a weighted average interest rate of 4.00%. As of September 30, 2021 and December 31, 2020, $219.5 million and $120.4 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility.
Note 7. Commitments and Contingencies
Commitments
As of September 30, 2021 and December 31, 2020, the Company’s unfunded commitments totaled $202.3 million to 45 portfolio companies and $72.5 million to 18 portfolio companies, respectively, of which $51.2 million and $16.7 million, respectively, was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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

The table below shows the Company’s unfunded commitments by portfolio company as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Levels Health Inc.	$15,000	$113	$—	$—
Ever/Body, Inc.	13,250	149	—	—
Embed Financial Technologies, Inc.	10,000	110	—	—
Karat Financial, Technologies Inc.	10,000	134	—	—
Vestwell Holdings, Inc.	10,000	89	—	—
Workstep Inc.	8,000	22	—	—
Tempo Interactive Inc.	7,500	53	—	—
Elodie Games, Inc.	7,000	188	—	—
Sidecar Health, Inc.	7,000	70	—	—
Good Eggs, Inc.	6,000	30	—	—
Activehours, Inc.	5,000	29	6,000	43
Calibrate Health, Inc.	5,000	134	5,000	48
Curology, Inc.	5,000	—	5,000	—
Eightfold AI Inc.	5,000	—	5,000	—
Kasa Living, Inc.	5,000	79	—	—
Material Technologies Corporation	5,000	206	10,000	124
Noho Dental, Inc.	5,000	278	5,000	135
Forum Brands, Inc.	4,945	179	—	—
Sylva, Inc.	4,500	19	—	—
Grey Orange International Inc.	4,333	55	—	—
Flashparking, Inc.	4,115	115	—	—
Blueboard Inc.	4,000	25	—	—
Dialpad, Inc.	4,000	71	1,000	35
Immersive Group Gaming, Ltd.	4,000	143	—	—
Well Dot, Inc.	4,000	66	4,000	67
Narvar, Inc.	3,750	121	3,750	140
Merama Inc.	3,644	511	—	—
Kobald Metals	3,500	90	—	—
Ribbon Home, Inc.	3,000	—	—	—
TFG Holding, Inc.	3,000	137	3,000	106
Elsker, Inc.	2,750	19	—	—
Divvy Homes Inc.	2,500	188	—	—
Forte Labs, Inc.	2,500	—	2,500	—
HI LLC	2,500	—	5,000	37
Clutter Inc.	2,000	—	6,000	40
Hello Digit, Inc.	2,000	15	2,500	18
Petra Living, Inc.	1,500	—	—	—
Phantom Auto, Inc.	1,500	—	—	—
Allplants LTD	1,156	43	—	—
Trendly, Inc.	1,000	—	—	—
Tripscout, Inc.	1,000	12	—	—
VanMoof Global Holding B.V.	828	24	—	—
Alyk, Inc.	500	—	—	—
Dumpling, Inc.	500	11	500	11
Feast Kitchen Inc.	500	—	—	—
Honor Technology, Inc.	—	—	4,500	—
Minted, Inc.	—	25	—	25
Swift Navigation, Inc.	—	22	2,000	96
Tide Platform Limited	—	—	1,706	17
Total	$202,271	$3,575	$72,456	$942
_______________
(1)Does not include $3.8 million and $16.5 million backlog of potential future commitments as of September 30, 2021 and December 31, 2020, respectively. Refer to the “Backlog of Potential Future Commitments” below.

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
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity for the periods presented:

Commitments Activity (in thousands)	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Unfunded commitments at beginning of period(1)	$148,782	$24,500	$88,956	$—
New commitments(1)	161,391	54,075	289,124	78,575
Fundings	(93,597)	(10,075)	(155,324)	(10,075)
Expirations / Terminations	(14,250)	(5,000)	(16,750)	(5,000)
Foreign currency adjustments	(55)	—	15
Unfunded commitments and backlog of potential future commitments at end of period	$202,271	$63,500	$206,021	$63,500
Backlog of potential future commitments	—	15,250	3,750	15,250
Unfunded commitments at end of period	$202,271	$48,250	$202,271	$48,250
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of September 30, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	September 30, 2021	December 31, 2020
Dependent on milestones	$51,197	$16,706
Expiring during:
2021	$25,333	$55,456
2022	138,628	17,000
2023	38,310	—
Unfunded commitments	$202,271	$72,456
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of September 30, 2021 and December 31, 2020, this backlog of potential future commitments totaled $3.8 million and $16.5 million, respectively.
Note 8. Financial Highlights
The following table shows the financial highlights for the nine months ended September 30, 2021 and for the period from May 27, 2020 (commencement of operations) to September 30, 2020:

Financial Highlights (in thousands, except share and per share data)	For the Nine Months Ended September 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Per Share Data(1)
Net asset value at beginning of period	$15.08	$15.00
Changes in net asset value due to:
Net investment income	0.76	0.28
Net realized gains on investments	0.02	0.01
Net change in unrealized gains on investments	0.57	0.12
Distribution to preferred shareholders	—	(0.01)
Distribution to common shareholders	(0.60)	—
Organizational costs	—	(0.01)
Offering costs	—	(0.28)
Net asset value at end of period	$15.83	$15.11

Net investment income per common share	$0.76	$0.27
Net increase in net assets resulting from operations per common share	$1.34	$0.40
Weighted average shares of common stock outstanding for period	7,545,580	7,001,667
Shares of common stock outstanding at end of period	9,673,888	7,001,667

Ratios / Supplemental Data(2)
Net asset value at end of period	$153,635	$106,308
Average net asset value	$118,336	$104,952
Total return based on net asset value per share(3)	8.9%	0.7%
Net investment income to average net asset value(4)	6.5%	5.3%
Net increase in net assets to average net asset value(4)	11.5%	7.8%
Ratio of expenses to average net asset value(4)	11.7%	6.2%
Operating expenses excluding incentive fees to average net asset value(4)	9.4%	6.2%
Income incentive fees to average net asset value(4)	1.0%	—%
Capital gains incentive fees to average net asset value(4)	1.4%	—%
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

The weighted average portfolio yield on total debt investments shown below is for the nine months ended September 30, 2021 and for the period from May 27, 2020 (commencement of operations) to September 30, 2020:

Ratios (Percentages, on an annualized basis)(1)	For the Nine Months Ended September 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Weighted average annualized portfolio yield on total debt investments(2)	15.2%	13.4%
Coupon income	10.4%	10.2%
Accretion of discount	1.0%	0.2%
Accretion of end-of-term payments	2.6%	3.0%
Impact of prepayments during the period	1.2%	—%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the periods presented:

Basic and Diluted Share Information (in thousands, except share and per share data)	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Net investment income	$2,376	$1,094	$5,791	$1,942
Net increase in net assets resulting from operations	$5,364	$1,774	$10,135	$2,858
Basic and diluted weighted average shares of common stock outstanding	7,824,510	7,001,667	7,545,580	7,001,667
Basic and diluted net investment income per share of common stock	$0.30	$0.15	$0.76	$0.27
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.68	$0.25	$1.34	$0.40
Note 10.    Equity
During the three months ended September 30, 2021, the Company issued 1,943,950 shares of common stock at a weighted-average price of $15.82 per share through the Company’s private placement offering, resulting in gross proceeds to the Company of $30.8 million.
During the nine months ended September 30, 2021, the Company issued 2,672,221 shares of common stock at a weighted-average price of $15.62 per share through the Company’s private placement offering, resulting in gross proceeds to the Company of $42.0 million.
For the period from May 27, 2020 (commencement of operations) to September 30, 2020, the Company has issued 7,001,667 shares of common stock at a price of $15.00 per share through the Company’s private placement offering, resulting in gross proceeds to the Company of $105.0 million.
As of September 30, 2021 and December 31, 2020, the Company had 9,673,888 and 7,001,667 shares of common stock outstanding, respectively. As of both September 30, 2021 and December 31, 2020, the Company had 525 shares of its Series A preferred stock outstanding.
During the nine months ended September 30, 2021, the Company received $14.8 million of capital commitments to purchase shares of the Company’s common stock pursuant to subscription agreements. As of September 30, 2021, the Company had received capital commitments totaling $336.8 million, of which $189.8 million remained available.
Note 11. Common Distributions
The Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under the Code. In order to maintain its ability to be subject to tax as a RIC, among other things, the Company is required to distribute at least 90% of its net ordinary income and net realized short-term capital gains in excess of its net realized long-term capital losses, if any, to its shareholders. Additionally, to avoid a nondeductible 4% U.S. federal excise tax on certain of the Company’s undistributed income, the Company must distribute during each calendar year an amount at least equal to the sum of: (a) 98% of the Company’s ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which the Company’s capital gains exceed the Company’s capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by the Company to use its taxable year); and (c) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax.
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
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to September 30, 2021.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2020	November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
June 30, 2021	May 12, 2021	May 13, 2021	May 19, 2021	0.30
September 30, 2021	August 11, 2021	August 13, 2021	August 27, 2021	0.30
			Total cash distributions	$1.19
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three and nine months ended September 30, 2021. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Subsequent Events
Distribution
On October 29, 2021, the Board declared a $0.30 per share distribution to the Company’s common stockholders, payable on November 12, 2021 to stockholders of record on November 1, 2021.
Issuance of Shares
On November 5, 2021, the Company issued and sold an aggregate of 4,317,948 shares of its common stock, in exchange for aggregate proceeds of $67.9 million. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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
Overview
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes.
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
In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on May 27, 2020, we acquired a select portfolio of investments originated through TPC consisting of funded debt investments, future funding obligations and warrants associated with both the funded debt investments and future funding obligations. This initial portfolio included 30 secured loans and warrants to purchase shares in 23 portfolio companies for an aggregate purchase price of $94.6 million. The valuation of this initial portfolio was approved by the Board in consultation with the Adviser and consideration of valuations performed by independent third-party valuation firms on our initial portfolio. On May 27, 2020, in connection with the commencement of our operations, we sold 7,001,667 shares of our common stock in a private offering for $105.0 million of gross proceeds. On May 27, 2020, we sold 525 shares of our Series A Preferred Stock (as defined below in “—Liquidity and Capital Resources— Capital Resources and Borrowings—Series A Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of $525,000. In aggregate, through September 30, 2021, we have sold 525 shares of our Series A Preferred Stock and 9,673,888 shares of our common stock for $147.0 million of gross proceeds.

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
As of September 30, 2021, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. The Credit Facility also includes certain covenants, including without limitation, a covenant requiring 150% asset coverage in accordance with the 1940 Act. Any significant aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for more information. As of September 30, 2021, we were in compliance with the asset coverage requirements under the 1940 Act and were not in breach of any covenants under the Credit Facility. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate further or for a prolonged period of time.
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

The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$221,566	$221,237	$(329)	74	42
Warrant investments	8,476	14,120	5,644	82	73
Equity investments	4,714	4,999	285	25	21
Total investments in portfolio companies	$234,756	$240,356	$5,600	181	77	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2020
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$113,307	$114,261	$954	37	25
Warrant investments	4,276	4,819	543	41	40
Equity investments	1,352	1,288	(64)	6	6
Total investments in portfolio companies	$118,935	$120,368	$1,433	84	42	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2021 and December 31, 2020:

	September 30, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$36,550	15.2%
E-Commerce - Clothing and Accessories	33,681	14.0
Business Applications Software	28,785	12.0
Real Estate Services	22,452	9.3
Healthcare Technology Systems	17,094	7.1
Other Financial Services	14,372	6.0
Consumer Finance	10,870	4.5
Life and Health Insurance	8,098	3.4
Infrastructure	8,040	3.3
Cultivation	7,027	2.9
Business Products and Services	6,034	2.5
Consumer Non-Durables	5,487	2.3
Social/Platform Software	5,315	2.2
Aerospace and Defense	5,042	2.1
E-Commerce - Personal Goods	4,548	1.9
Business/Productivity Software	4,174	1.7
Food Products	4,090	1.7
Multimedia and Design Software	3,955	1.6
Computer Hardware	3,158	1.3
Software Development Applications	2,898	1.2
Medical Software and Information Services	2,489	1.0
Communication Software	1,635	0.7
Home Furnishings	1,229	0.5
Advertising / Marketing	687	0.3
Healthcare Services	614	0.3
Business to Business Marketplace	606	0.3
Human Capital Services	412	0.2
Elder and Disabled Care	330	0.1
Energy	204	0.1
Network Management Software	180	0.1
Information Services (B2C)	117	*
Household Products	105	*
Logistics	51	*
Database Software	21	*
Commercial Services	6	*
Total portfolio company investments	$240,356	100.0%
_______________
*Amount represents less than 0.05% of total investments at fair value.

	December 31, 2020
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Real Estate Services	$22,719	18.9%
Healthcare Technology Systems	15,006	12.5
E-Commerce - Clothing and Accessories	12,005	10.0
Household Products	9,440	7.8
Consumer Finance	8,481	7.0
Infrastructure	7,796	6.5
Logistics	5,343	4.4
Cultivation	5,245	4.4
Business Applications Software	5,223	4.3
Social/Platform Software	5,176	4.3
Aerospace and Defense	5,102	4.2
Life and Health Insurance	4,119	3.4
Software Development Applications	2,482	2.1
Consumer Products and Services	2,439	2.0
Home Furnishings	2,243	1.9
Food Products	2,154	1.8
Buildings and Property	1,819	1.5
Communication Software	1,589	1.3
Computer Hardware	567	0.5
Advertising / Marketing	503	0.4
Elder and Disabled Care	330	0.3
Human Capital Services	203	0.2
Network Management Software	180	0.1
Information Services (B2C)	89	0.1
Business to Business Marketplace	74	0.1
Medical Software and Information Services	24	*
Database Software	11	*
Commercial Services	6	*
Total portfolio company investments	$120,368	100.0%
_____________
*Amount represents less than 0.05% of total investments at fair value.

The following table shows the financing product type of our debt investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$218,208	98.6%	$114,188	99.9%
Revolver loans	2,954	1.3	—	—
Convertible notes	75	0.1	73	0.1
Total debt investments	$221,237	100.0%	$114,261	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 34.7% and 19.9% of our debt investments at fair value as of September 30, 2021 and December 31, 2020, respectively.

Investment Activity
The following table shows the total portfolio investment activity for the periods indicated:

(in thousands)	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Beginning portfolio at fair value	$160,676	$94,797	$120,368	$—
New debt investments, net(1)	91,540	9,773	151,872	100,794
Scheduled principal amortization	(6,678)	(1,043)	(20,227)	(1,309)
Principal prepayments and early repayments	(13,196)	—	(25,659)	—
Accretion of debt investment fees	769	658	2,091	919
Payment-in-kind coupon	109	—	180	—
New warrant investments	2,331	504	4,214	4,055
New equity investments	1,861	70	3,362	70
Net realized losses	—	—	(12)	—
Net unrealized gains on investments	2,944	645	4,167	875
Ending portfolio at fair value	$240,356	$105,404	$240,356	$105,404
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
The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the periods presented:

Commitments and Fundings (in thousands)	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Debt Commitments
New portfolio companies	$127,150	$53,500	$241,987	$78,575
Existing portfolio companies	27,375	575	40,271	—
Total(1)	$154,525	$54,075	$282,258	$78,575

Funded Debt Investments	$93,654	$10,075	$155,381	$101,413

Equity Investments	$1,861	$70	$3,362	$70
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2021 and December 31, 2020, this backlog of potential future commitments totaled $3.8 million and $16.5 million, respectively.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$10,883	4.9%	4	$6,686	5.8%	2
White (2)	203,794	92.1	36	105,758	92.6	22
Yellow (3)	6,560	3.0	2	1,817	1.6	1
Orange (4)	—	—	—	—	—	—
Red (5)	—	—	—	—	—	—
	$221,237	100.0%	42	$114,261	100.0%	25
As of September 30, 2021 and December 31, 2020, the weighted average investment ranking of our debt investment portfolio was 1.98 and 1.96, respectively.
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
For the three months ended September 30, 2021, our net increase in net assets resulting from operations was $5.4 million, which was comprised of $2.4 million of net investment income and $3.0 million of net realized and unrealized gains. On a per common share basis for the three months ended September 30, 2021, net investment income was $0.30 per share and the net increase in net assets from operations was $0.68 per share.
For the nine months ended September 30, 2021, our net increase in net assets resulting from operations was $10.1 million, which was comprised of $5.8 million of net investment income and $4.3 million of net realized and unrealized gains. On a per common share basis for the nine months ended September 30, 2021, net investment income was $0.76 per share and the net increase in net assets from operations was $1.34 per share.
For the three months ended September 30, 2020, our net increase in net assets resulting from operations was $1.8 million, which was comprised of $1.1 million of net investment income and $0.7 million of net realized and unrealized gains. On a per share basis for the three months ended September 30, 2020, net investment income was $0.15 per share and the net increase in net assets from operations was $0.25 per share.
For the period from May 27, 2020 (commencement of operations) to September 30, 2020, our net increase in net assets resulting from operations was $2.9 million, which was comprised of $1.9 million of net investment income and $1.0 million of net realized and unrealized gains. On a per share basis for the period from May 27, 2020 (commencement of operations) to September 30, 2020, net investment income was $0.27 per share and the net increase in net assets from operations was $0.40 per share.
Investment Income
Total investment and other income for the three and nine months ended September 30, 2021 was $6.7 million and $16.1 million, respectively.

Total investment income for the three months ended September 30, 2020 was $3.1 million. Total investment income for the period from May 27, 2020 (commencement of operations) to September 30, 2020 was $4.2 million.
The increase in total investment and other income for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is due to a higher weighted average principal amount outstanding and a higher weighted average portfolio yield on our income-bearing debt investment portfolio. The increase in total investment and other income for the nine months ended September 30, 2021, compared to the period from May 27, 2020 (commencement of operations) to September 30, 2020, is due to a higher weighted average principal amount outstanding and a higher weighted average portfolio yield on our income-bearing debt investment portfolio, as well as the receipt of income for a full nine-month period.
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
Total operating expenses for the three and nine months ended September 30, 2021 were $4.3 million and $10.4 million, respectively. Total operating expenses for the three months ended September 30, 2020 were $2.0 million. Total operating expenses for the period from May 27, 2020 (commencement of operations) to September 30, 2020 were $2.3 million net of the management fee waiver.
Base management fees for the three and nine months ended September 30, 2021 were $0.6 million and $1.6 million, respectively. Base management fees totaled $0.5 million for the three months ended September 30, 2020. Base management fees for the period from May 27, 2020 (commencement of operations) to September 30, 2020 totaled $0.5 million, net of $0.2 million that was voluntarily waived by the Adviser.
Income incentive fees for the three and nine months ended September 30, 2021 totaled $0.8 million and $0.9 million, respectively. Capital gains incentive fees for the three and nine months ended September 30, 2021 totaled $0.9 million and $1.2 million, respectively. There were no income incentive fees or capital gains incentive fees for either of the three months ended September 30, 2020 or the period from May 27, 2020 (commencement of operations) to September 30, 2020.
For the three and nine months ended September 30, 2021, interest and fees on our borrowings totaled $1.3 million and $4.9 million, respectively. For each of the three months ended September 30, 2020 and the period from May 27, 2020 (commencement of operations) to September 30, 2020, interest and fees on our borrowings totaled $1.1 million.
For the three and nine months ended September 30, 2021, expenses under the Administration Agreement and general and administrative expenses totaled $0.7 million and $1.8 million, respectively. Administration agreement and general and administrative expenses for the three months ended September 30, 2020, and for the period from May 27, 2020 (commencement of operations) to September 30, 2020 totaled $0.4 million and $0.7 million, respectively, which is net of $0.1 million the Administrator voluntarily waived under the Administration Agreement for the three months ended September 30, 2020.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains on investments” in the consolidated statements of operations.
For each of the three months ended September 30, 2021 and September 30, 2020, we recognized a de minimis amount of net realized gains.
For the nine months ended September 30, 2021, we recognized net realized gains of $0.2 million. For the period from May 27, 2020 (commencement of operations) to September 30, 2020, we recognized a de minimis amount of net realized gains.
Unrealized gains and losses are included in “net change in unrealized gains on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three months ended September 30, 2021 was $2.9 million, resulting primarily from market rate adjustments. Net change in unrealized gains during the three months ended September 30, 2020 was $0.6 million, resulting primarily from market rate adjustments.
Net change in unrealized gains during the nine months ended September 30, 2021 was $4.2 million, resulting primarily from market rate adjustments. Net change in unrealized gains during the period from May 27, 2020 (commencement of operations) to September 30, 2020 was $0.9 million, resulting primarily from market rate adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return

Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the three and nine months ended September 30, 2021, interest income totaled $6.5 million and $15.9 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 15.4% and 15.2%, respectively. For the three months ended September 30, 2020 and for the period from May 27, 2020 (commencement of operations) to September 30, 2020, interest income totaled $3.1 million and $4.2 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 13.5% and 13.4%, respectively.
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
The yield on our total debt portfolio, excluding the impact of prepayments, was 14.0% and 14.0% for the three and nine months ended September 30, 2021, respectively. The yield on our total debt portfolio, excluding the impact of prepayments, was 13.5% and 13.4% for the three months ended September 30, 2020 and for the period from May 27, 2020 (commencement of operations) to September 30, 2020, respectively.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Weighted average annualized portfolio yield on total debt investments(2)	15.4%	13.5%	15.2%	13.4%
Coupon income	10.5%	10.3%	10.4%	10.2%
Accretion of discount	1.0%	0.2%	1.0%	0.2%
Accretion of end-of-term payments	2.5%	3.0%	2.6%	3.0%
Impact of prepayments during the period	1.4%	—%	1.2%	—%
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
For the three and nine months ended September 30, 2021, our total return based on the change in net asset value was 4.5% and 8.9%, respectively. For the three months ended September 30, 2020 and for the period from May 27, 2020 (commencement of operations) to September 30, 2020, our total return based on the change in net asset value was 1.7% and 0.7%, respectively.
The table below shows our return on average total assets and return on average net asset value for the periods indicated:

Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Period from May 27, 2020 (Commencement of Operations) to September 30, 2020
Net investment income	$2,376	$1,094	$5,791	$1,942
Net increase in net assets	$5,364	$1,774	$10,135	$2,858

Average net asset value(2)	$128,605	$105,265	$118,336	$104,952
Average total assets(2)	$205,248	$127,381	$179,165	$121,157

Net investment income to average net asset value(3)	7.4%	4.1%	6.5%	5.3%
Net increase in net assets to average net asset value(3)	16.7%	6.7%	11.5%	7.8%

Net investment income to average total assets(3)	4.6%	3.4%	4.3%	4.6%
Net increase in net assets to average total assets(3)	10.5%	5.5%	7.6%	6.8%
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
As of September 30, 2021, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 93.1% of our total assets, as compared to 77.3% of our total assets as of December 31, 2020.
See “Note 4. Investments” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 12, 2021 and “Note 4. Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.

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
Cash Flows
During the nine months ended September 30, 2021, net cash used in operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $105.9 million, and net cash provided by financing activities was $86.9 million, primarily from proceeds received in connection with the issuance of shares of common stock and borrowings under the Credit Facility. As of September 30, 2021, cash, including restricted cash, was $15.2 million.
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility, the entry into additional subscription agreements with investors in a private placement providing for the issuance of additional shares of our common stock in exchange for capital contributions or the issuance of debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted. As of September 30, 2021, we had received capital commitments totaling $336.8 million in connection with our private offering of common stock, of which $189.8 million remained available.
Credit Facility
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
As of September 30, 2021 and December 31, 2020, we had outstanding borrowings of $96.0 million and $45.0 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $2.3 million and $1.3 million, respectively, which are included as assets in the consolidated statements of assets and liabilities. We had $104.0 million and $205.0 million of remaining capacity on our Credit Facility as of September 30, 2021 and December 31, 2020, respectively.
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
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock, of at least 150%. As of September 30, 2021, our asset coverage for total borrowings and other senior securities was 259%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of September 30, 2021:

Payments Due By Period (in thousands)	September 30, 2021
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$96,000	$—	$—	$96,000	$—
Off-Balance Sheet Arrangements
Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2021 and December 31, 2020, our unfunded commitments totaled $202.3 million and $72.5 million, respectively, of which $51.2 million and $16.7 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.

The following table shows our unfunded commitments by portfolio company as of September 30, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	September 30, 2021	December 31, 2020
Levels Health Inc.	$15,000	$—
Ever/Body, Inc.	13,250	—
Embed Financial Technologies, Inc.	10,000	—
Karat Financial, Technologies Inc.	10,000	—
Vestwell Holdings, Inc.	10,000	—
Workstep Inc.	8,000	—
Tempo Interactive Inc.	7,500	—
Elodie Games, Inc.	7,000	—
Sidecar Health, Inc.	7,000	—
Good Eggs, Inc.	6,000	—
Activehours, Inc.	5,000	6,000
Calibrate Health, Inc.	5,000	5,000
Curology, Inc.	5,000	5,000
Eightfold AI Inc.	5,000	5,000
Kasa Living, Inc.	5,000	—
Material Technologies Corporation	5,000	10,000
Noho Dental, Inc.	5,000	5,000
Forum Brands, Inc.	4,945	—
Sylva, Inc.	4,500	—
Grey Orange International Inc.	4,333	—
Flashparking, Inc.	4,115	—
Blueboard Inc.	4,000	—
Dialpad, Inc.	4,000	1,000
Immersive Group Gaming, Ltd.	4,000	—
Well Dot, Inc.	4,000	4,000
Narvar, Inc.	3,750	3,750
Merama Inc.	3,644	—
Kobald Metals	3,500	—
Ribbon Home, Inc.	3,000	—
TFG Holding, Inc.	3,000	3,000
Elsker, Inc.	2,750	—
Divvy Homes Inc.	2,500	—
Forte Labs, Inc.	2,500	2,500
HI LLC	2,500	5,000
Clutter Inc.	2,000	6,000
Hello Digit, Inc.	2,000	2,500
Petra Living, Inc.	1,500	—
Phantom Auto, Inc.	1,500	—
Allplants LTD	1,156	—
Trendly, Inc.	1,000	—
Tripscout, Inc.	1,000	—
VanMoof Global Holding B.V.	828	—
Alyk, Inc.	500	—
Dumpling, Inc.	500	500
Feast Kitchen Inc.	500	—
Honor Technology, Inc.	—	4,500
Swift Navigation, Inc.	—	2,000
Tide Platform Limited	—	1,706
Total	$202,271	$72,456
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of September 30, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	September 30, 2021	December 31, 2020
Dependent on milestones	$51,197	$16,706
Expiring during:
2021	$25,333	$55,456
2022	138,628	17,000
2023	38,310	—
Total	$202,271	$72,456
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

Common Stock Distributions
We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax year ended December 31, 2020, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to September 30, 2021.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2020	November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
June 30, 2021	May 12, 2021	May 13, 2021	May 19, 2021	0.30
September 30, 2021	August 11, 2021	August 13, 2021	August 27, 2021	0.30
			Total cash distributions	$1.19
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
As of September 30, 2021, we estimated that we had undistributed taxable earnings from distributable earnings of $3.8 million, or $0.39 per common share.

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
Recent Developments
Distribution
On October 29, 2021, the Board declared a $0.30 per share distribution to our common stockholders, payable on November 12, 2021 to stockholders of record on November 1, 2021.
Issuance of Shares
On November 5, 2021, we issued and sold an aggregate of 4,317,948 shares of our common stock, in exchange for aggregate proceeds of $67.9 million. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. We are also subject to risks relating to the capital markets; changes in foreign currency exchange rates; conditions affecting the general economy; legislative reform; and local, regional, national or global political, social or economic instability. U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and in values of publicly-traded securities. Any continuation of the stresses on capital markets and credit markets, or a further increase in volatility could result in a contraction of available credit for us and/or an inability by us to access the equity or debt capital markets or could otherwise cause an inability or unwillingness of our lenders to fund their commitments to us, any of which may have a material adverse effect on our results of operations and financial condition.
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
Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime, to the extent that any debt investments include floating interest rates. Debt investments are made with either floating rates that are subject to contractual minimum interest rates for the term of the investment or fixed interest rates.
In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks reduced certain interest rates and LIBOR decreased. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the Prime that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
As of September 30, 2021, a majority of the debt investments (approximately 65.9%, or $147.1 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including LIBOR.
As of September 30, 2021, our floating rate borrowings totaled $96.0 million. Due to the fact that, as of September 30, 2021, all of our floating rate debt investments were subject to interest-rate floors set at or above current Prime and our Credit Facility is subject to an interest-rate floor above the current LIBOR, increases in interest rates would increase our net investment income as the LIBOR rate tied to our interest expense is currently below the contractual floor. Similarly, a decrease in interest rates would not impact our net investment income due to the current contractual interest rate floors included in our floating rate debt investments and our Credit Facility being set at or about current Prime and LIBOR, respectively. This is illustrated in the following table, which shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2021 consolidated statements of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$4,032	$(3,288)	$744
Up 200 basis points	$2,578	$(2,038)	$540
Up 100 basis points	$1,277	$(788)	$489
Up 50 basis points	$638	$(163)	$475
Down 50 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—
This analysis is indicative of the potential impact on our investment income as of September 30, 2021, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2021, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of September 30, 2021, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
While hedging activities may mitigate our exposure to adverse fluctuations in interest rates or foreign currency exchange rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements or foreign currency forward contracts, may also limit our ability to participate in the benefits of higher interest rates or beneficial movements in foreign currency exchange rates with respect to our portfolio investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk or foreign currency exchange rate risk.
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates, foreign currency exchange rates and other factors drive our performance more directly than does inflation. Changes in interest rates and foreign currency exchange rates do not necessarily correlate with inflation rates or changes in inflation rates.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2021 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (filed with the SEC on March 12, 2021), which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by us on our current reports on Form 8-K, we did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On November 5, 2021, the Company issued and sold in a private offering 4,317,948 shares of its common stock (the “November 2021 Drawdown”), which share amount was based on receipt by the Company of aggregate proceeds of $67.9 million. The per share net asset value at which the Company issued the shares of common stock in the November 2021 Drawdown was $15.73 per share, determined in accordance with Section 23 of the 1940 Act.
The sale of common stock in the November 2021 Drawdown was made pursuant to subscription agreements entered into by the Company and the participating investors. Under the terms of the Company’s subscription agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice to investors at a per share price that is not less than the net asset value per share of common stock to be acquired, subject to the terms and conditions of the subscription agreements.
The issuance of the Company’s common stock in the November 2021 Drawdown is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relied, in part, upon representations from the participating investors in the relevant subscription agreements that each investor is an “accredited investor” as defined in Regulation D under the Securities Act.
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

TriplePoint Private Venture Credit Inc.

Date: November 10, 2021	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)