Form 10-K
period 2021-12-31
TriplePoint Private Venture Credit Inc.
filed 2022-03-08
CIK 1792509

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
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of June 30, 2021, there was no established public market for the Registrant’s common stock.
As of March 8, 2022, the Registrant had 17,942,105 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2022 annual meeting of stockholders (the “2022 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Form 10-K as indicated herein.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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
Item 1.    Business
Overview
We were initially organized as a Maryland limited liability company named TriplePoint Global Venture Credit, LLC on October 2, 2019 and converted to a Maryland corporation named TriplePoint Private Venture Credit Inc. on May 27, 2020 in connection with our conversion from a Maryland limited liability company to a Maryland corporation and the commencement of our investment operations. We are structured as an externally-managed non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Our investment objective is to maximize our total return to stockholders primarily in the form of current income from secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments to venture capital-backed companies. We are externally managed by the Adviser, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a wholly owned subsidiary of TriplePoint Capital. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring our investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between us and the Adviser (the “Advisory Agreement”), we pay the Adviser a base management fee and an incentive fee for its investment management services. We have also entered into an administration agreement with the Administrator, a wholly owned subsidiary of the Adviser, and pay separately for services provided.
We have two wholly owned subsidiaries: the Financing Subsidiary, which was established for utilizing the Company’s Credit Facility, and TPVC Investment LLC, which was established for holding certain of our investments in order to benefit from the tax treatment of these investments and create a tax structure that is more advantageous with respect to our RIC tax treatment. These subsidiaries are consolidated in our financial statements.
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

Upon termination of the period (the “Investment Period”) beginning on the date of the Initial Closing and ending on the earlier of (1) the completion of an Advanced Liquidity Event or (2) the fourth anniversary of the Initial Closing, each investor will be released from such investor’s obligation to fund any portion of such investor’s Capital Commitments for which such investor has not received a Drawdown Notice prior to the termination of the Investment Period, except that, until the Expiration Date (including any extension as described above) and prior to an Advanced Liquidity Event, stockholders will remain obligated to fund drawdowns to the extent necessary to (a) pay our expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Investment Period, (b) complete investments in any transactions for which there are binding written agreements as of the end of the Investment Period (including investments that are funded in phases), (c) fund amounts required to fund financing commitments entered into on or before the end of the Investment Period, and any amounts paid on exercise of warrants or to otherwise protect the value of existing investments (for example, follow-on debt or equity investments made to protect existing investments and/or pursuant to pay-to-play provisions in a portfolio company’s charter documents, or in a “down round” of equity to avoid dilution, or to take advantage of negotiated super-pro-rata rights under which the acceptability of a previous investment was augmented by the right to make a disproportionate follow-on investment) as needed prior to the Expiration Date (include any extension as described above), (d) fund obligations under any guarantee or indemnity made by us during the Investment Period, (e) as necessary for us to preserve our RIC status under Subchapter M of the Code and/or (f) fulfill obligations with respect to any “defaulted commitment” under the Subscription Agreements.
TriplePoint Capital, the Adviser, and the Administrator
TriplePoint Capital
TriplePoint Capital is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. TPC is headquartered on Sand Hill Road in Silicon Valley with regional offices in New York City and Boston, and has a primary focus in technology and other high growth industries. TPC’s portfolio of venture capital-backed companies includes investments in widely recognized and industry-leading companies with global footprints around the world.
TPC’s global investment platform serves venture capital-backed companies backed by its select group of leading venture capital investors across all stages of development of a venture capital-backed company’s lifecycle with dedicated business segments focused on providing creative, flexible and customized debt financings and complementary services at each stage. TPC currently categorizes venture capital-backed companies into the following five lifecycle stages of development: seed, early, later, venture growth and public. For additional information on how we define each market stage, see “—Market Opportunities” below.
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
The Adviser’s senior investment team is led by the Adviser’s co-founders, James P. Labe and Sajal K. Srivastava, who are highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and have developed long-standing relationships with, and have an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. Our Adviser’s co-founders have worked together for more than 22 years and its senior investment team includes professionals with extensive experience and backgrounds in technology and high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has an average of more than 19 years of relevant experience and an extensive network of industry contacts and venture capital relationships.

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
Investment Strategy
Overview
Our investment objective is to maximize our total return to stockholders primarily in the form of current income from our secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments. We intend to leverage TPC’s global investment platform to directly originate loans to venture capital-backed companies primarily in the United States and on a limited basis, Europe, Israel, and Canada; and, under normal circumstances, our portfolio will hold investments in companies that are economically tied to at least three countries, including the United States. We will pursue our investment objective by relying on a core investment philosophy described as the “Four Rs.” The Four Rs stand for:
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
We invest primarily in (i) growth capital loans that have a secured collateral position and that are used by venture capital-backed companies to finance their continued expansion and growth, (ii) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission critical equipment, (iii) on a select basis, revolving loans that have a secured collateral position and that are used by venture capital-backed companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or equivalent and (iv) direct equity investments in venture capital-backed companies. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments as part of the transaction that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns. We also generally seek to invest no more than 5% of our total assets in equity investments.

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
•financing from a member of TPC’s select group of leading venture capital investors;
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

Stages of Venture Capital-Backed Companies. We currently categorize venture capital-backed companies into the following five lifecycle stages of development:
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
Competitive Strengths
Experienced Senior Investment Team
The Adviser’s senior investment team is highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and has developed long-standing relationships with, and has an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. Our Adviser’s co-founders have worked together for more than 22 years and its senior investment team includes professionals with extensive experience and backgrounds in technology and other high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has an average of more than 19 years of relevant experience and an extensive network of industry contacts and venture capital relationships. James P. Labe, our Chief Executive Officer and Chairman of the board of directors, is a pioneer of the venture capital lending and leasing segment of the commercial finance industry. Mr. Labe has been involved in the venture capital lending and leasing segment for more than 35 years and played a key role in making venture capital lending and leasing a regular source of capital for venture capital-backed companies. In particular, Mr. Labe founded and served as Chief Executive Officer of Comdisco Ventures, a division of Comdisco, Inc., which provided loans and leases for more than 970 venture capital-backed companies during his tenure. In addition, Mr. Srivastava worked with Mr. Labe at Comdisco Ventures where he structured, negotiated and managed investments and also managed the diligence and credit analysis team and has led and overseen TPC’s investment analysis, account servicing, portfolio monitoring, documentation and finance groups since its inception.
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
Investment Structure
We offer a full range of creative, flexible and customized secured financing products which may include a combination of an initial facility fee, interest and principal payments, end-of-term payments, warrant and/or equity investment rights. Although the general components for each type of our debt financing products are substantially the same, we select and customize the specific debt financing product on a case-by-case basis based on our Adviser’s senior investment team’s experience and their analysis of a prospective borrower, its financing needs and its intended use of the proceeds from our debt financing product. For example, the type of debt financing transaction, the total repayment period, the interest-only period, the amortization period, the collateral position, the warrant investment coverage and the overall yield-to-maturity may vary. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and the revenue profile, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. Our Adviser’s senior investment team also generally seeks to invest no more than 5% of our total assets in equity investments. Our debt financing products are typically structured as lines of credit, whereby a prospective borrower may be required to draw some of the commitment amount at close but may have up to 18-24 months from document execution to access the debt financing capital and in certain cases future advances may be subject to certain predetermined performance milestones.
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
Direct Equity Investments
We may obtain equity investment rights and/or make equity investments in a venture capital-backed company’s current or next round of private equity financing on the same terms and conditions as the company’s venture capital investors and/or other equity investors in the round. In some cases, we may make a direct equity investment in a prospective portfolio company prior to transacting a potential secured loan with a company. As a venture capital-backed company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our direct equity investments, and in conjunction with either a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the sale of the underlying stock. These equity investment rights typically range from $100,000 to $1 million in size (generally not exceeding 5% of the company’s total equity), although we are under no obligation to make any such investment. We generally expect to generate a return on its equity investments in connection with the initial public offering, acquisition or other sale of the related portfolio companies. Typically, we do not take a board of directors seat or receive board observer rights with the company in connection with these investments.
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

Investment Evaluation and Approval
Our Adviser (i) benefits from the relationships developed by TPC as part of its Lifespan Approach and (ii) typically sources investment opportunities with TPC’s select group of leading venture capital investors or directly from prospective borrowers who are seeking debt financing. Many of these prospective borrowers are attracted to TPC’s reputation, extensive track record in the venture debt market, the Four Rs’ core investment philosophy, and/or may have previously had a lending relationship with TPC. Additional origination sources for our Adviser include an extensive network of angel investors, successful entrepreneurs, former and current venture capital-backed companies, financial advisers, commercial banks and accounting and law firms. Our Adviser also identifies companies with strong management teams and innovative technology to proactively generate debt financing opportunities.
We primarily target investment opportunities in companies that have received equity investments from venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally have many of the characteristics discussed above in “—Investment Strategy--Target Venture Capital-Backed Companies.” As a matter of practice, the evaluation of these criteria and characteristics, including the meaningful nature thereof, will involve subjective judgments and determinations by our Adviser, drawing upon its prior investment experience.
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
Our Adviser’s diligence and credit analysis process typically includes visits by one of our Adviser’s Investment and Credit Analysis professionals (each, an “Investment and Credit Analysis Professional”) to a prospective borrower’s headquarters and other facilities, interviews with key management and board members and reference checks on senior management. In addition, the diligence process may include discussions with key industry research analysts, other industry participants, customers and suppliers, where appropriate. One of our Adviser’s professionals also typically reviews the prospective borrower’s organizational documents and structure, capital structure, assets, liabilities, employee plans, key customer or supplier contracts, legal and tax matters and other relevant legal documentation. The Investment and Credit Analysis Professional submits a detailed credit and due diligence memorandum describing and analyzing the proposed transaction, as well as the outcome of the diligence and credit analysis activities. This memorandum is circulated to members of our Adviser’s Investment Committee (the “Investment Committee”) and senior investment team in advance of its meetings.
Investment Committee
The objective of the Adviser’s Investment Committee and senior investment team is to leverage its members’ broad historical experience, including significant entrepreneurial, credit, venture capital, venture lending and leasing expertise and technology and other high growth industries knowledge assessing the risk and needs of venture capital-backed companies and appropriateness of prospective transactions, assessing the risk/return profile of proposed transactions, assessing the independent diligence and credit analysis and providing a forum for independent and unbiased thought, discussion, and assessment.
The Investment Committee, comprised of Mr. Labe and Mr. Srivastava, who are also members of the Adviser’s senior investment team, holds votes to approve any proposed investment transaction, including follow-on investments. Additionally, members of the Adviser’s senior investment team meet on at least a weekly basis to consider new and follow-on investment opportunities, with the non-Investment Committee members participating in voting on an advisory basis on all investments, which serves as an input to the Investment Committee’s decisions. During these meetings, the applicable Originations and Investment and Credit Analysis Professional presents the transaction, results of the professional’s diligence review and credit analysis and the professional’s recommendations to the senior investment team. During the presentation, the investment team members in attendance typically ask questions, ask for clarifications, state opinions and assessments and make other comments. When there are no further questions and the discussions have concluded, the investment team holds an advisory vote to consider approval of the proposed transaction. In certain situations, the Investment Committee and members of the Adviser’s senior investment team may ask the Originations and Investment and Credit Analysis Professional to perform additional analysis and resubmit the transaction at a later meeting. No single criterion determines a decision to invest. The members weigh a variety of factors, both qualitative and quantitative, when making an investment decision. Our Adviser has the discretion to modify the members of the Investment Committee and its approval process at any time without our consent.
Investment Monitoring and Portfolio Management
Our Adviser utilizes an extensive internal credit tracking and monitoring approach to regularly follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by Mr. Labe and Mr. Srivastava, TPC’s co-founders, and the track record developed by TPC since its inception and is based in part on its expertise and deep understanding of the risk associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the progress of product development, overall adherence to the business plan, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure issues. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess the company’s progress and development and the venture capital investor’s outlook and/or level of support for our borrower.
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

On a weekly basis, our Adviser’s Investment Committee and senior investment team review material events and information on our borrowers and discuss in detail those borrowers that are performing below expectations. On a quarterly basis, or more frequently as needed, our Originations and Investment and Credit Analysis Professionals undertake an extensive re-evaluation of each borrower and prepare a portfolio update. Key topics that are reviewed include timing/status of the next equity financing round, cash balance and burn rate, financial and operational progress, and covenant adherence. All of these meetings are typically attended by one or more members of our Adviser’s Investment Committee, senior investment team and the Portfolio Company Team for the specific borrower being reviewed.
If the outlook for a borrower, its industry or a borrower’s available cash balance or credit rating is materially deteriorating, or there is material downturn in the borrower’s standing since our last review, we change the standing of the borrower on our Credit Watch List (as discussed below) and our Originations and Investment and Credit Analysis Professionals contact the borrower and its venture capital investors to discuss and understand any changes. Our Originations and Investment and Credit Analysis Professionals generally actively work to maintain an open dialogue with borrowers on the Credit Watch List to work to limit the likelihood of a default. Utilizing the Four Rs, our core investment philosophy, our Adviser assesses each borrower on our Credit Watch List and, based on the recommendations from our Originations and Investment and Credit Analysis Professionals and potentially from our discussions with and representations made from the borrower’s venture capital investors, determines the appropriate course of action, including decisions to enforce our rights and remedies, modify or waive a provision of our investments, declare a default, request early pay-off, or wait for an external event, such as an acquisition or financing, to restructure a secured loan or receive additional consideration in the form of fees or warrant investments. In a worst-case scenario, a member of our Portfolio Company Team sells collateral with the help of management, repossesses and auctions assets or negotiates and structures other potential outcomes. If bankruptcy is a possibility, a member of our Portfolio Company Team may utilize outside counsel to provide advice on avoiding this outcome or to minimize the adverse effects on us.
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
The Advisory Agreement was initially approved by the Board, including all of our Independent Directors, in April 2020 and was effective as of May 27, 2020.
Administration Agreement
The Administration Agreement was initially approved by the Board in April 2020. The Administration Agreement provides that the Administrator is responsible for furnishing us with office facilities and equipment and with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of our required administrative services, which includes being responsible for the financial and other records which we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC and any other regulatory authority. In addition, the Administrator assists us in determining and publishing net asset value, overseeing the preparation and filing of our tax returns and printing and disseminating reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, the Administrator also provides significant managerial assistance on our behalf to those companies that have accepted our offer to provide such assistance.

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
Staffing Agreement
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers. The Adviser has entered into a staffing agreement with TriplePoint Capital (the “Staffing Agreement”), pursuant to which TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Mr. Labe and Mr. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and hands-on portfolio management and investment monitoring capabilities of TPC’s senior investment team. The Staffing Agreement may be terminated by either party with 60 days’ prior written notice. See “Item 1A. Risk Factors — Risks Relating to our Business and Structure — We are dependent upon our executive officers, our Adviser’s senior investment team and, in particular, Mr. Labe and Mr. Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.”
Valuation Procedures
Quarterly Determinations
We determine the net asset value per share of our common stock on at least a quarterly basis. The net asset value per share will equal the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.
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
Financial Accounting Standards Board Accounting Standards Codification Topic 820: Fair Value Measurements and Disclosures (“ASC 820”) specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below:

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the investment.
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
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the “Sarbanes-Oxley Act,” imposes a wide variety of regulatory requirements on SEC-registered companies and their insiders. Many of these requirements affect us. For example:
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

(3)pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
(4)pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
•We are dependent upon our executive officers, our Adviser’s senior investment team and, in particular, Mr. Labe and Mr. Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.
•Our business model depends, in part, upon TPC’s relationships with a select group of leading venture capital investors. Any inability of TPC to maintain or develop these relationships, or the failure of these relationships to result in referrals of investment opportunities for us, could have a material adverse effect on our business.
•Investors may default on capital drawdowns.
•We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.
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
•Because we use debt to finance certain of our investments, we are exposed to risks associated with changes in interest rates, including with respect to the phase-out of LIBOR. In addition, if the Credit Facility or similar financing arrangement were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
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
•Events outside of our control, including relating to public health crises, supply-chain disruptions, geopolitical conflicts, including acts of war, and inflation, could negatively affect our portfolio companies’ and our results of operations and financial condition, as well as the amount or frequency of our distributions to stockholders.
Risks Relating to our Business and Structure
We have a limited operating history as a BDC.
The Company has a limited operating history as a BDC. As a result, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.
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
We are dependent upon our executive officers, our Adviser’s senior investment team and, in particular, Mr. Labe and Mr. Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.
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
Within venture capital-backed companies, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and leasing expertise and technology and other high growth industries knowledge, specialization and flexibility from a lender. As a result, we cannot assure you that we will replicate the historical results achieved by the Adviser or members of its senior investment team and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods, or in connection with other investment vehicles.

Investors may default on capital drawdowns.
In connection with our private offerings of common stock, we will issue Drawdown Notices on Capital Commitments from time to time at our discretion based upon our and the Adviser’s assessment of our needs and opportunities. To satisfy such capital drawdowns, investors may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash. If an investor fails to timely pay to us installments of its Capital Commitment, and the Capital Commitments made by non-defaulting investors and our available capital resources, liquidity and/or borrowings are inadequate to cover the defaulted Capital Commitment, we may be unable to pay our obligations when due, including under the terms of our borrowing arrangements and in connection with the fulfillment of unfunded commitments to our portfolio companies, or otherwise implement our investment strategy. As a result, we may become subject to significant penalties and consequences that could have a material adverse effect on the returns of our investors (including non-defaulting investors), and non-defaulting investors may be subject to increased expenses and/or funding requirements. Moreover, the Subscription Agreements signed by investors in our private offerings of common stock provide for significant adverse consequences in the event an investor defaults on its Capital Commitment or other payment obligations.
The nature of our approach to our business may lead to volatility and variability from period to period with respect to new originations. Our financial condition and results of operations depend upon our ability to effectively manage credit, deploy capital and grow our business.
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
We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.
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
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification for tax treatment as a RIC under Subchapter M of the Code.
Although we have elected to be treated as a RIC commencing with the taxable year ending December 31, 2020, no assurance can be given that we will be able to maintain our qualification as a RIC. To maintain our qualification as a RIC, we must meet the following source-of-income, asset diversification, and distribution requirements.
The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
The Annual Distribution Requirement will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and may, in connection with our current and future borrowings or financing arrangements, be subject to certain financial covenants that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC.
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
In order to maintain our ability to be subject to tax as a RIC, we will be required to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders. As a result, these earnings generally will not be available to fund new investments. Under the 1940 Act, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we have outstanding (or that we may issue in the future), of at least 150%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or issue additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings.
In addition, shares of closed-end investment companies have recently traded at discounts to their net asset values. After any listing of our common stock on a national securities exchange, including through an Advanced Liquidity Event, if any, if our common stock trades below its net asset value, we will not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities and our net asset value could decline.
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

To the extent OID instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of our income, investors will be exposed to typical risks associated with such income that are required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) an election to defer PIK interest payments by adding them to loan principal increases our gross assets, which will increase our Adviser’s future base management fees following any listing of shares of our common stock on a national securities exchange, and increases future investment income, thus increasing the Adviser’s future income incentive fees at a compounding rate; (d) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash; (e) because OID income is accrued without any cash being received by us, required cash distributions may have to be paid from offering proceeds or the sale of our assets without investors being given any notice of this fact; (f) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (g) even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan; (h) OID creates risk of non-refundable cash payments to our Adviser on cash accruals that may never be realized; and (i) because OID will be included in our “investment company taxable income” for the year of the accrual, we may be required to make distributions to stockholders to satisfy the Annual Distribution Requirement applicable to RICs, even where we have not received any corresponding cash amount.
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
We may issue debt securities or additional shares of preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (i.e., the amount of debt may not exceed 66-2/3% of the value of our assets) after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. To the extent we have senior securities outstanding, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
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
Leverage magnifies the potential for loss on an investment in the Company. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay dividends, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. We are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. As of December 31, 2021, the Company’s asset coverage for borrowed amounts was 264%.
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
We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing, including through borrowings under the Credit Facility. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or other financing arrangement or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2021, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2021(1)	(21.9)%	(13.5)%	(5.1)%	3.3%	11.7%
_______________
(1)The hypothetical return to common stockholders is calculated by multiplying our total assets as of December 31, 2021 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended December 31, 2021, adjusted for the dividends on our Series A Preferred Stock (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Capital Resources and Borrowings—Series A Preferred Stock” of Part II of this Annual Report on Form 10-K); and then dividing the resulting difference by our total assets attributable to common stock. The calculation assumes the Company had (i) $367.6 million in total assets, (ii) $133.5 million in total debt outstanding, (iii) $525,000 in aggregate liquidation preference of our Series A Preferred Stock, (iv) $219.8 million in net assets, and (v) a weighted average cost of borrowings of 8.4%.
Based on our outstanding indebtedness of $133.5 million as of December 31, 2021 and the aggregate liquidation preference of our Series A Preferred Stock of $525,000, our investment portfolio would have been required to experience an annual return of at least 3.1% to cover annual interest payments on the outstanding debt and dividends on our Series A Preferred Stock.

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
Our continued compliance with the covenants under the Credit Facility depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants of any of our debt facilities or other borrowing arrangements could result in foreclosure by the lenders under the governing instruments relating to our borrowings or acceleration by the applicable lenders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. Because the Credit Facility has, and any future credit facilities or other borrowing arrangements will likely have, customary cross-default provisions, if the indebtedness under the Credit Facility, or under any future credit facility or borrowing arrangement, is accelerated, we may be unable to repay or finance the amounts due.
Because we use debt to finance certain of our investments, we are exposed to risks associated with changes in interest rates, including with respect to the phase-out of LIBOR. In addition, if the Credit Facility or similar financing arrangement were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
Because we borrow money to finance certain of our investments, including under the Credit Facility, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net income. In addition, if the Credit Facility or any future financing arrangement were to become unavailable to us and attractive alternative financing sources were not available, it could have a material adverse effect on our business, financial condition and results of operations.
In addition, uncertainty relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings. National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be ‘‘reference rates.’’ Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. On March 5, 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of the Secured Overnight Financing Rate, SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. The effect of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations.
Following any replacement of LIBOR, some or all of our loan agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of the Credit Facility or any other financing arrangement. If we are unable to do so, amounts drawn under the Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for, or value of, any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
The Credit Facility is, and any future indebtedness may be, backed by all or a portion of our assets on which the lenders may have a security interest. We may pledge up to 100% of our assets or the assets of our Financing Subsidiary and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Any security interests that we grant will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the agreements governing our indebtedness, including the Credit Facility or any of our future financing or other borrowing arrangements, including applicable diversification and eligibility requirements, limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Credit Facility or any of our future indebtedness would or may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness.
Adverse developments in the credit markets may impair our ability to enter into any other future borrowing facility.
During past U.S. economic downturns, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to enter into a new borrowing facility, obtain other financing to finance the growth of our investments or refinance any outstanding indebtedness on acceptable economic terms or at all.
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
We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act prior to making additional investments. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms or at all. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our financial condition, results of operations and cash flows.
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
The occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
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
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act. In addition, any venture capital-backed company in which TPC or its affiliates own 5% or more of its outstanding voting securities will be our affiliate for purposes of the 1940 Act. We are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors and, in certain cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities and certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from (i) buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by TPC or our Adviser or any of their affiliates or in which TPC or our Adviser or any of their affiliates hold an interest or (ii) modifying any security that we hold in a company in which TPC or our Adviser or any of their affiliates also hold an interest without the prior approval of the SEC, which may limit our ability to take any action with respect to an existing investment or potential investment regardless of whether we conclude that the action may be in the best interest of our stockholders.
TPC and the Adviser also manage, and in the future may manage, other investment funds, accounts or vehicles that invest or may invest in companies and investments similar to those in our investment portfolio. Subject to the Adviser’s allocation policy and applicable law, other vehicles sponsored or managed by the Adviser’s senior investment team, including TPVG, also invest in venture capital-backed companies or may have prior investments outstanding to our borrowers. As a result, members of the senior investment team and the Investment Committee, in their roles at TPC, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by them, including TPVG, with similar or overlapping investment objectives. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by our Adviser’s senior investment team, such investment will be apportioned by our Adviser’s senior investment team in accordance with (1) our Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Co-investment opportunities will be allocated amongst us, TPC and/or investment funds, accounts and vehicles managed by the Adviser or its affiliates, including TPVG: (1) consistent with both the Adviser’s allocation policies and procedures and the conditions of the Exemptive Order, as applicable; and (2) in a manner reasonably designed to ensure that investment opportunities are allocated fairly and equitably over time. Such apportionment may not be strictly pro rata, depending on the good faith determination of all relevant factors, including, without limitation, differing investment objectives, amount of capital available for each potential investing entity, diversification considerations, regulatory restrictions and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us.
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
A consequence of our investment strategy is that our investment returns will be materially and adversely affected if the companies or the industries we target perform poorly. Our portfolio investments are concentrated in the technology and other high growth industries. As a result, a downturn in any of these industries and particularly those in which we are heavily concentrated could materially and adversely affect our financial condition, results of operations and cash flows.
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
Our portfolio consists of a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and any concentration limitations we have agreed or may agree to as part of the Credit Facility or in connection with any future financing arrangement or other indebtedness, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one company, and our investments may be concentrated in relatively few industries or companies. As our portfolio may be less diversified than the portfolios of other investment vehicles, we may be more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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
As of December 31, 2021, our unfunded commitments totaled $331.7 million to 55 portfolio companies. Our credit agreements generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded commitments or any future obligations will be drawn by the venture capital-backed companies. We have also entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2021, this backlog of potential future commitments totaled $1.3 million.
The actual borrowing needs of our portfolio companies may exceed our expected funding requirements, especially during a challenging economic environment when our portfolio companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, an increasing cost of credit or the limited availability of financing from venture capital firms. In addition, investors in some of our portfolio companies may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may increase our portfolio companies’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our portfolio companies may have a material adverse effect on our business, financial condition and results of operations. We intend to use cash flow from normal and early principal repayments, indebtedness, any proceeds from any subsequent equity drawdowns or debt offerings, and available cash to fund our outstanding unfunded obligations. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due. We may rely on assumptions, estimates, assurances and other information related to potential non-utilization of unfunded commitments by our portfolio companies as well as related to potential exit events, principal prepayments, and fee payments. To the extent these assumptions, estimates, assurances and other information are incorrect or events are delayed, we may not be able to fund commitments as they come due, which may force us to sell assets, modify the terms of our commitments or default on our commitments. As a result, our business could be materially and adversely affected.
Unlike traditional lenders, we offer a flexible payment and covenant structure to our portfolio companies and may choose not to take advantage of certain opportunities due to our long-term investment philosophy to develop and maintain deep and longstanding relationships with TPC’s select group of leading venture capital investors, borrowers and entrepreneurs and to preserve our reputation.
As part of the Four Rs, our core investment philosophy, we seek to develop and maintain deep and longstanding relationships with TPC’s select group of leading venture capital investors, borrowers and entrepreneurs and to preserve our reputation. Accordingly, our debt-financing products generally offer borrowers a flexible payment and covenant structure that may not provide us with the same level of protection as more restrictive conditions that traditional lenders typically impose on borrowers. Furthermore, there may be situations with borrowers on our Credit Watch List where we believe that a member of TPC’s select group of venture capital investors intends to, expresses their intent to, or provides, subject to milestones or contingencies, continued support, assistance and/or financial commitment to the borrower, and our Adviser, based on such representation, may determine to modify or waive a provision or term of our existing loan which we would otherwise be entitled to enforce. The terms of any such modification or waiver may not be as favorable to us as we could have required, or had the right to require, and we may choose to enforce less vigorously our rights and remedies under our loans than traditional lenders due to our investment philosophy to preserve our reputation and maintain a strong relationship with the applicable venture capital investor or borrower based on their representations made to us.

If our portfolio companies are unable to protect their intellectual property rights, our business and prospects could be harmed. If our portfolio companies are required to devote significant resources to protecting their intellectual property rights, then the value of our investment could be reduced.
Our future success and competitive position depend in part upon the ability of our venture capital-backed companies to obtain and maintain proprietary technology used in their products and services, which will often represent a significant portion of the collateral securing our loans. Venture capital-backed companies will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Venture capital-backed companies may have also failed to properly obtain intellectual property ownership that, under intellectual property laws, by default resides with the personnel who created the intellectual property. Consequently, venture capital-backed companies may, from time to time, be required to institute litigation in order to enforce their patents, copyrights or other intellectual property rights, to protect their trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a venture capital-backed company is found to infringe upon or misappropriate a third party’s patent or other proprietary rights, that company could be required to pay damages to such third party, alter its own products or processes, obtain a license from the third party and/or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. Any of the foregoing events could negatively affect both the company’s ability to service their debt obligation to us and the value of any equity securities that we own, as well as any collateral securing our obligation.
If our portfolio companies are unable to commercialize their technologies, products, business concepts or services, the returns on our investments could be adversely affected.
The value of our investments in our portfolio companies may decline if they are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, information technology, e-commerce, life science, and energy technology-related products and services often have a more limited market or life span than products in other industries. The ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us could be impaired. Our portfolio companies may be unable to successfully acquire or develop any new products, and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither we nor our portfolio companies will have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.
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
Our portfolio consists of investments in companies that have relatively limited operating histories. Generally, very little public information exists about these companies, and we are required to rely on the ability of our Adviser to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These companies may be particularly vulnerable to U.S. and foreign economic downturns and may have limited access to capital. These businesses also frequently have less diverse product lines and a smaller market presence than larger competitors and may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical, operational and marketing resources, and typically depend upon the expertise and experience of a single individual executive or a small management team. Our success depends, in large part, upon the abilities of the key management personnel of our portfolio companies, who are responsible for the day-to-day operations of our portfolio companies. Competition for qualified personnel is intense at any stage of a company’s development. The loss of one or more key managers can hinder or delay a company’s implementation of its business plan and harm its financial condition. Our portfolio companies may not be able to attract and retain qualified managers and personnel. Any inability to do so may negatively affect our investment returns.
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
We invest primarily in venture capital-backed companies that generally do not have sufficient cash-on-hand to satisfy our loan in full at the time we originate the loan. Following our investment, these companies may be unable to successfully scale operations and increase revenue as we had anticipated at the time we made the investment. In certain circumstances, these companies may not be able to generate meaningful customer sales, commitments or orders due to unfavorable market conditions. As a result, the company may not generate sufficient cash flow to service our loan and/or the company’s venture capital investors may no longer provide the company with meaningful invested equity capital to provide a debt financing cushion to our loan. As a consequence, the company may (i) request us to restructure our loan resulting in the delay of principal repayment, the reduction of fees and/or future interest rates and/or the possible loss of principal or (ii) experience bankruptcy, liquidation or similar financial distress. We may be unable to accommodate any such restructuring request due to the eligibility requirements under the Credit Facility, any other financing arrangement we may have in the future, or otherwise. The bankruptcy, liquidation and/or recovery process has a number of significant inherent risks for us as a creditor. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by one of our portfolio companies may adversely and permanently affect our investment in that company. If the proceeding is converted to liquidation, the liquidation value of the company may not equal the fair value that was believed to exist at the time of our investment. The duration of a bankruptcy, liquidation and/or recovery proceeding is also difficult to predict, and a creditor’s return on investment can be materially and adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the obligations we own may be lost by increases in the number and size of claims or by different treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
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
Because we generally do not hold controlling equity interests in our portfolio companies, we are not able to exercise control over our portfolio companies or prevent decisions by management that could decrease the value of our investment.
We generally do not hold controlling equity positions in any of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that have a material adverse effect on our interests. Due to the lack of liquidity of the debt and equity investments that we hold in our portfolio, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investment.
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
We are subject to the risk that the loans we make to our portfolio companies may be prepaid prior to maturity. We expect that our investments will generally allow for prepayment at any time subject to penalties in certain limited circumstances. When this occurs, we generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments typically have substantially lower yields than the loan being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the loan that was prepaid. As a result, our financial condition, results of operations and cash flows could be materially and adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us or if multiple obligors make prepayments in close proximity to each other. Prepayments could also negatively impact our ability to make, or the amount of, stockholder distributions with respect to our common stock, which could result in a decline in the value of our shares. In addition, any such prepayments could materially increase the risk of failing to meet 1940 Act provisions applicable to BDCs, including the qualifying asset test, and increase the risk of breaching covenants under the Credit Facility or otherwise triggering an event of default under the relevant borrowing arrangement. These risks are increased to the extent that prepayment levels during a period increase unexpectedly.
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
When we make a secured loan, we generally acquire warrant investments in the portfolio company. From time to time we may also acquire equity participation rights in connection with an investment which will allow us, at our option, to participate in current or future rounds of equity financing through direct capital investments in our portfolio companies. In addition, we may be required to accrue OID which decreases the balance on our secured loans by an amount equal to the value of the warrant investments we receive in connection with the applicable secured loan over its lifetime. To the extent we hold these equity related investments, we attempt to dispose of them and realize gains upon their disposition. However, the equity related investments we receive and make may not appreciate in value or may decline in value. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business or public offering, or if the portfolio company defaults under its outstanding indebtedness, which could materially decrease the value of, or prevent us from being able to sell, the underlying equity related investment. As a result, we may not be able to realize gains from our equity related investments and any gains that we do realize on the disposition of any equity related investment may not be sufficient to offset any other losses or OID we experience or accrue.
Investments in secured loans to companies with foreign operations may involve significant risks in addition to the risks inherent in U.S. investments.
Our investment strategy contemplates making secured loans to companies with foreign operations. As of December 31, 2021, 18.6% of our portfolio at fair value consisted of companies not domiciled in the United States as they did not have their principal place of business in the United States. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies with no foreign operations or exposure. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations in our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, matters relating to non-U.S. brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect that investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies with no foreign operations.
We may expose ourselves to risks resulting from our use of interest rate hedging transactions.
As of December 31, 2021, a majority of the debt investments (approximately 69.1% or $223.7 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors. The remaining portion of our debt portfolio bore interest at a fixed rate. Our Credit Facility bears interest at a floating rate indexed to certain indices. We may utilize instruments such as interest rate swaps, caps, collars and/or floors to seek to hedge against fluctuations in the relative values of our fixed-rate portfolio positions and/or to hedge against the impact on our net investment income from changes in market interest rates. When we engage in interest rate hedging transactions, we may expose ourselves to risks associated with such transactions. We believe that any hedging transactions that we enter into in the future will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission (“CFTC”), unless our Adviser registers with CFTC as a commodity pool operator or obtains an exemption from such requirement. On February 18, 2020, our Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and therefore, is not subject to registration or regulation as a commodity pool operator under such Act.
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
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “protective” and/or “follow-on” investments, in order to attempt to preserve or enhance the value of our initial investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company, result in a diminished current value or impair the ability or likelihood for a full recovery of the value of our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements under the 1940 Act that would prevent such follow-on investments or the follow-on investment would affect our qualification as a RIC.

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
A downgrade, suspension or withdrawal of the credit rating, if any, assigned by a rating agency to us or any of our outstanding securities, or change in the debt markets could cause the liquidity or value of our securities to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the value and trading prices, if any, of our outstanding securities. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our outstanding securities. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of our securities of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our business or operations, so warrant. Any downgrades to us or our securities could increase our cost of capital, reduce available capital or the future capital-raising opportunities or otherwise have a negative effect on our results of operations and financial condition. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices, if any, and value of our securities.
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
The United Kingdom (the “UK”) formally left the European Union (the “EU”) on January 31, 2020 (commonly known as “Brexit”), followed by an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. The implementation period expired on December 31, 2020. Consequently, the UK has become a third country vis-à-vis the EU, without access to the single market or membership of the EU customs union. During the implementation period, on December 30, 2020, the UK and the EU signed a trade and cooperation agreement (the “TCA”) to govern their ongoing relationship. The TCA was officially ratified by the UK Parliament on December 30, 2020, and was ratified by the EU Parliament and Council on April 27, 2021. It is anticipated that further details of the relationship between the UK and the EU will continue to be negotiated even after formal ratification of the TCA. Over time, UK regulated firms and other UK businesses may be adversely affected by the terms of the TCA (assuming it is formally ratified by the EU), as compared with the position prior to the expiration of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate. Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the impact of the withdrawal is unpredictable and likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us. In addition, although it seems less likely following the expiration of the transition period than at the time of the UK’s referendum, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to our business and financial results.
The current global financial market situation, global supply-chain disruptions and various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. These factors could cause interest rates to be volatile, which may negatively impact our ability to access the debt and equity capital markets on favorable terms and could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions, including future recessions, also could increase our funding costs or result in a decision by lenders not to extend credit to us.
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

Events outside of our control, including relating to public health crises, supply-chain disruptions, geopolitical conflicts, including acts of war, and inflation, could negatively affect our portfolio companies’ and our results of operations and financial condition, as well as the amount or frequency of our distributions to stockholders.
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
The COVID-19 pandemic and the uncertainty regarding the extent and duration of its impact has had a material adverse impact on the venture capital fundraising environment, including with respect to the venture capital-backed companies in which we invest. Our portfolio companies generally require additional equity financing every twelve to twenty-four months. Due to the effects of the COVID-19 pandemic, there is an increased risk that one or more of our venture capital-backed companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, which risk may be amplified with respect to portfolio companies that have already taken steps to reduce or modify business operations or are operating in industries that are, or are perceived to be, more adversely affected by the COVID-19 pandemic. Such events would likely have a negative impact our investment returns, the fair value of our investment and our ability to restructure such investment on favorable terms if such portfolio company’s cash flow from operating activities is insufficient to satisfy its continuing growth, working capital and other requirements or if such portfolio company is otherwise unable to access the benefits of one of the U.S. federal government stimulus programs that may be made available or meet the performance requirements necessary to forgive all or a portion of any loans made to it thereunder, as applicable. In addition, as a result of the financial stress caused by the effects of the COVID-19 pandemic, other investors in our portfolio companies may be unable to, or may choose not to, fulfill their ongoing funding obligations with respect to certain of our portfolio companies, may be unable to continue supporting the ongoing operations of our portfolio companies operationally and/or financially, or may seek to restructure or otherwise modify their existing investments in our portfolio companies in a manner that is detrimental to our investment, which could have a material adverse impact on our financing arrangement with the portfolio company and on our results of operations and financial condition. In addition, we intend to use cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility or other future financing arrangement, our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows and prepayments, and any proceeds from drawdowns in connection with the private offering of our common stock or any debt offerings, to fund our outstanding unfunded obligations. Depending on the severity and duration of the impact of the COVID-19 pandemic on our results of operations and financial condition, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due, which could harm the reputation of the Company and TPC among its select group of venture capital investors and in the venture capital market generally. Any such occurrence could decrease our deal flow and the outlook of our investments, resulting in a material adverse effect on our financial condition, results of operations and cash flows.
This pandemic has also caused, and may continue to cause, disruption to our portfolio companies’ global supply chain and business operations. In particular, shortages in commodities and materials, including shortages and reductions in allocations of electronic and other components from key suppliers, labor shortages and elevated levels of employee absenteeism, freight delays and other supply chain constraints and disruptions have significantly delayed or disrupted, and may continue to adversely impact, both our portfolio companies’ suppliers’ and third party vendors’ and our portfolio companies’ ability to manufacture and deliver products and/or services to their end-users and customers. Our portfolio companies have also experienced a significant increase in commodity, parts and material component inflation in 2021 and 2022, as well as inflation in other costs, such as labor, packaging, freight, and energy prices. Continued supply chain disruptions and delays, as well as continued heightened inflation, could lead to continued periodic production interruptions and other inefficiencies that could negatively impact our portfolio companies’ productivity, margin performance and results of operations, which could result in a material adverse effect on our financial condition, results of operations and cash flows.
Developments related to the COVID-19 pandemic may contribute to a decrease in the fair value of certain of our portfolio investments. In addition, the COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have a material adverse effect on our investment income received from portfolio investments, particularly our interest income. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing any then-existing borrowings, including under the Credit Facility, and distribution payments to stockholders.
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
In addition, particularly because our investment strategy contemplates making secured loans to companies with foreign operations, including in Europe, the warfare, political turmoil or terrorist attacks in Ukraine could materially and adversely impact our and our portfolio companies’ financial condition, result of operations and cash flows. In February 2022, Russian troops invaded Ukraine. Although the severity and duration of the ongoing military action are highly unpredictable, the conflict in Ukraine could materially disrupt operations of our portfolio companies in Europe and/or increase their costs and may disrupt future their plans. In addition, Russia's prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions being levied by the United States, European Union and other countries against Russia, with additional potential sanctions threatened and/or proposed. Russia's military incursion and the resulting sanctions could adversely affect the global economy and financial markets and thus could affect our and our portfolio companies’ business, operations, operating results and financial condition as well as, potentially, the price of our common stock. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this Annual Report on Form 10-K.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. Disruptions in the capital markets in the past have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders, including existing lenders, not to extend credit to us or renew or expand existing credit facilities. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our originations and underwriting processes, the interest rate payable on the secured loans we acquire, any prepayments or repayments made on our secured loans, the timing and amount of any warrant or equity investment returns, the timing of any drawdowns requested by our borrowers, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in or results for future periods.
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
Many of the venture capital-backed companies in which we make investments are susceptible to economic slowdowns or recessions and may be unable to repay our secured loans during such periods. Adverse economic conditions may decrease the value of collateral securing some of our secured loans. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and materially and adversely impact our financial condition, result of operations and cash flows.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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
Because shares of our common stock are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Shares of our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (1) we grant consent, and (2) the shares of common stock are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares of our common stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of shares of our common stock may be made except by registration of the transfer on our books and in accordance with the terms of the relevant Subscription Agreement. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares of our common stock and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of March 8, 2022, there were 9 holders of record of our common stock.
Distribution Policy for Common Stock
We intend to pay quarterly distributions to our common stockholders. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a RIC under the Code. In order to maintain our ability to be subject to tax as a RIC, among other things, we are required to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. Additionally, to avoid a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, we must distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For these excise tax purposes, we will be deemed to have distributed any net ordinary taxable income or capital gain net income on which we have paid U.S. federal income tax. Depending on the level of taxable income earned in a calendar year, we may choose to carry forward taxable income for distribution in the following calendar year, and pay any applicable U.S. federal excise tax. We cannot assure you that we will achieve results that will permit the payment of any dividends.
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
We have entered into Subscription Agreements with a number of investors for the private placement of our common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitments on an as-needed basis at a per share price that is not less than the net asset value per share of common stock to be acquired, subject to the terms and conditions of the Subscription Agreements.
We had 17,942,105 shares of common stock outstanding as of March 8, 2022. As of March 8, 2022, we have received Capital Commitments totaling $386.8 million, of which $108.9 million remains available.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fiscal year ended December 31, 2021.

Item 6.    [Reserved]
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
•our ability to maintain our qualification as a RIC and as a BDC;
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
•an economic downturn and the time period required for robust economic recovery therefrom, including relating to the COVID-19 pandemic, which has already generally had a material impact on our portfolio companies’ results of operations and financial condition and will likely continue to have a material impact on our portfolio companies’ results of operations and financial condition, for its duration, which could lead to the loss of some or all of our investments in such portfolio companies and have a material adverse effect on our results of operations and financial condition;

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
In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on May 27, 2020, we acquired a select portfolio of investments originated through TPC consisting of funded debt investments, future funding obligations and warrants associated with both the funded debt investments and future funding obligations. This initial portfolio included 30 secured loans and warrants to purchase shares in 23 portfolio companies for an aggregate purchase price of $94.6 million. The valuation of this initial portfolio was approved by the Board in consultation with the Adviser and consideration of valuations performed by independent third-party valuation firms on our initial portfolio. On May 27, 2020, in connection with the commencement of our operations, we sold 7,001,667 shares of our common stock in a private offering for $105.0 million of gross proceeds. On May 27, 2020, we sold 525 shares of our Series A Preferred Stock (as defined below in “—Liquidity and Capital Resources— Capital Resources and Borrowings—Series A Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of $525,000. In aggregate, through December 31, 2021, we have sold 525 shares of our Series A Preferred Stock and 13,991,836 shares of our common stock for $215.4 million of gross proceeds.
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

Due to the ongoing adverse effects of the COVID-19 pandemic, we expect that certain of our portfolio companies will experience financial distress and, depending on the duration of the COVID-19 pandemic and the extent of its disruption to operations, certain of our portfolio companies may default on their financial obligations to us and their other capital providers. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. The effects of the COVID-19 pandemic have impeded, and may continue to impede, the ability of certain of our portfolio companies to raise additional capital and/or pursue asset sales or otherwise execute strategic transactions, which could have a material adverse effect on the valuation of our investments in such companies. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Some of our portfolio companies previously took steps to significantly reduce, modify, or alter business strategies and operations, and we expect that additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis. In addition, as a result of the ongoing adverse effects of the COVID-19 pandemic, there can be no assurance that future equity rounds completed by our portfolio companies will be at levels greater than or equal to previous rounds, which may result in net unrealized depreciation on our warrant and equity portfolio in future periods.
As of December 31, 2021, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. The Credit Facility also includes certain covenants, including without limitation, a covenant requiring 150% asset coverage in accordance with the 1940 Act. Any significant aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Annual Report on Form 10-K under Part I, Item 1A for more information. As of December 31, 2021, we were in compliance with the asset coverage requirements under the 1940 Act and we are not in breach of any covenants under the Credit Facility. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate further or for a prolonged period of time.
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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of December 31, 2021 and December 31, 2020:

	December 31, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$320,292	$319,493	$(799)	124	57
Warrant investments	11,841	18,360	6,519	115	98
Equity investments	5,492	6,131	639	29	24
Total Investments in Portfolio Companies	$337,625	$343,984	$6,359	268	102	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2020
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$113,307	$114,261	$954	37	25
Warrant investments	4,276	4,819	543	41	40
Equity investments	1,352	1,288	(64)	6	6
Total Investments in Portfolio Companies	$118,935	$120,368	$1,433	84	42	(1)
_______________
(1)Represents non-duplicative number of companies.
The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2021 and December 31, 2020:

	December 31, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	57,722	16.8%
E-Commerce - Clothing and Accessories	39,273	11.4
Real Estate Services	38,492	11.2
Business Applications Software	33,262	9.7
Business Products and Services	20,698	6.0
Consumer Finance	17,236	5.0
Healthcare Technology Systems	16,390	4.8
Other Financial Services	15,304	4.4
Business/Productivity Software	10,481	3.0
Cultivation	8,996	2.6
Social/Platform Software	8,977	2.6
Life and Health Insurance	8,189	2.4
Infrastructure	8,066	2.3
Sports Betting	6,893	2.0
Database Software	6,459	1.9
Computer Hardware	6,419	1.9
Energy	5,183	1.5
Aerospace and Defense	4,724	1.4
E-Commerce - Personal Goods	4,614	1.3
Food Products	4,407	1.3
Multimedia and Design Software	4,015	1.2
Consumer Non-Durables	3,497	1.0
Human Capital Services	3,380	1.0
Software Development Applications	2,935	0.9
Home Furnishings	2,886	0.8
Medical Software and Information Services	2,503	0.7
Healthcare Services	1,378	0.4
Business to Business Marketplace	606	0.2
Elder and Disabled Care	486	0.1
Network Management Software	180	0.1
Information Services (B2C)	117	*
Household Products	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Total portfolio company investments	$343,984	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.

	December 31, 2020
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Real Estate Services	$22,719	18.9%
Healthcare Technology Systems	15,006	12.5
E-Commerce - Clothing and Accessories	12,005	10.0
Household Products	9,440	7.8
Consumer Finance	8,481	7.0
Infrastructure	7,796	6.5
Logistics	5,343	4.4
Cultivation	5,245	4.4
Business Applications Software	5,223	4.3
Social/Platform Software	5,176	4.3
Aerospace and Defense	5,102	4.2
Life and Health Insurance	4,119	3.4
Software Development Applications	2,482	2.1
Consumer Products and Services	2,439	2.0
Home Furnishings	2,243	1.9
Food Products	2,154	1.8
Buildings and Property	1,819	1.5
Communication Software	1,589	1.3
Computer Hardware	567	0.5
Advertising / Marketing	503	0.4
Elder and Disabled Care	330	0.3
Human Capital Services	203	0.2
Network Management Software	180	0.1
Information Services (B2C)	89	0.1
Business to Business Marketplace	74	0.1
Medical Software and Information Services	24	*
Database Software	11	*
Commercial Services	6	*
Total portfolio company investments	$120,368	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.
The following table shows the financing product type of our debt investments as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$309,468	96.9%	$114,188	99.9%
Revolver loans	9,650	3.0	—	—
Convertible notes	375	0.1	73	0.1
Total debt investments	$319,493	100.0%	$114,261	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 33.8% and 19.9% of our debt investments at fair value as of December 31, 2021 and December 31, 2020, respectively.
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

The following table shows the total portfolio investment activity for the year ended December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020:

(in thousands)	December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Beginning portfolio at fair value	$120,368	$—
New debt investments, net(1)	263,360	138,361
Scheduled principal amortization	(23,896)	(3,736)
Principal prepayments and early repayments	(36,472)	(23,226)
Accretion of debt investment fees	3,311	1,908
Payment-in-kind coupon	682	—
New warrant investments	7,631	5,236
New equity investments	4,708	1,352
Proceeds and dispositions from investments	(920)	(2,233)
Net realized gains on investments	287	1,273
Net unrealized gains on investments	4,925	1,433
Ending portfolio at fair value	$343,984	$120,368
_______________
(1)Debt balance is net of fees and discounts applied to the loan at origination.
Our level of investment activity can vary substantially from period to period as our Adviser chooses to slow or accelerate new business originations depending on market conditions, rate of investment of TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, our funding capacity (including our availability under our Credit Facility and our ability or inability to raise equity or debt capital), and other market dynamics.

The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the periods presented:

Commitments and Fundings (in thousands)	Year Ended December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Debt Commitments
New portfolio companies	$391,187	$145,447
Existing portfolio companies	155,834	—
Total(1)	$547,021	$145,447

Funded Debt Investments	$270,111	$140,380

Equity Investments	$4,470	$785
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2021 and December 31, 2020, this backlog of potential future commitments totaled $1.25 million and $16.5 million, respectively.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$24,595	7.7%	5	$6,686	5.8%	2
White (2)	294,898	92.3	52	105,758	92.6	22
Yellow (3)	—	—	—	1,817	1.6	1
Orange (4)	—	—	—	—	—	—
Red (5)	—	—	—	—	—	—
	$319,493	100.0%	57	$114,261	100.0%	25
As of December 31, 2021 and December 31, 2020, the weighted average investment ranking of our debt investment portfolio was 1.92 and 1.96, respectively.
Results of Operations
Set forth below is a comparison of the results of operations for the year ended December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020.
Comparison of operating results for the year ended December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the year ended December 31, 2021, our net increase in net assets resulting from operations was $16.9 million, which was comprised of $11.3 million of net investment income and $5.5 million of net realized and unrealized gains. On a per common share basis for year ended December 31, 2021, net investment income was $1.29 per share and the net increase in net assets from operations was $1.92 per share.
For the period from May 27, 2020 (commencement of operations) to December 31, 2020, our net increase in net assets resulting from operations was $6.8 million, which was comprised of $4.0 million of net investment income and $2.8 million of net realized and unrealized gains. On a per common share basis for the period from May 27, 2020 to December 31, 2020 (commencement of operations), net investment income was $0.56 per share and the net increase in net assets from operations was $0.97 per share.
Investment Income
Total investment and other income for the year ended December 31, 2021, was $26.5 million.
Total investment and other income for the period from May 27, 2020 (commencement of operations) to December 31, 2020, was $9.3 million.
The increase in total investment and other income for the year ended December 31, 2021, compared to the period from May 27, 2020 (commencement of operations) to December 31, 2020, is due to a higher weighted average principal amount outstanding and a full year of operations for the 2021 fiscal year compared to only a partial year of operations for the period from May 27, 2020 (commencement of operations) to December 31, 2020.
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
Total operating expenses for the year ended December 31, 2021 were $15.1 million. Total operating expenses for the period from May 27, 2020 (commencement of operations) to December 31, 2020 was $5.3 million.
Base management fees totaled $2.3 million during the year ended December 31, 2021. Base management fees totaled $0.9 million for the period from May 27, 2020 (commencement of operations) to December 31, 2020, which is net of $0.2 million voluntarily waived by the Adviser. The increase is primarily due to an increase in invested equity, through the issuance of common stock, during the year ended December 31, 2021.
Income incentive fees totaled $2.3 million for the year ended December 31, 2021. Capital gains incentive fees totaled $1.4 million for the year ended December 31, 2021. There were no income incentive fees for the period from May 27, 2020 (commencement of operations) to December 31, 2020. Capital gains incentive fees totaled $0.2 million for the period from May 27, 2020 (commencement of operations) to December 31, 2020, the full amount of which was voluntarily waived by the Adviser.
For the year ended December 31, 2021, interest and fees on our borrowings totaled $6.4 million. For the period from May 27, 2020 (commencement of operations) to December 31, 2020, interest and fees on our borrowings totaled $3.0 million. The increase in interest and fees on our borrowings increased primarily due to an increase in the weighted average borrowings outstanding during the 2021 full fiscal year, compared to only a partial year of operations for the period from May 27, 2020 (commencement of operations) to December 31, 2020.
Administration Agreement and general and administrative expenses during the year ended December 31, 2021 totaled $2.7 million. Administration Agreement and general and administrative expenses during the period from May 27, 2020 (commencement of operations) to December 31, 2020 totaled $1.4 million, which is net of $0.1 million the Administrator voluntarily waived under the Administration Agreement.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains on investments” in the consolidated statement of operations.
For the year ended December 31, 2021, we recognized net realized gains of $0.6 million, primarily as a result of the exit of one warrant investment and one equity investment in two separate portfolio companies. For the period from May 27, 2020 (commencement of operations) to December 31, 2020, we recognized net realized gains of $1.4 million, primarily as a result of the sale of warrants in two portfolio companies.
Unrealized gains and losses are included in “net change in unrealized gains on investments” in the consolidated statement of operations.
Net change in unrealized gains during the year ended December 31, 2021 was $4.9 million, resulting primarily from market rate adjustments. Net change in unrealized gains during the period from May 27, 2020 (commencement of operations) to December 31, 2020 was $1.4 million, resulting primarily from market rate adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the year ended December 31, 2021, interest income totaled $25.4 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 15.2%. For the period from May 27, 2020 (commencement of operations) to December 31, 2020, interest income totaled $9.1 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 15.9%.

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
The yield on our total debt portfolio, excluding the impact of prepayments, was 14.1% for the year ended December 31, 2021. The yield on our total debt portfolio, excluding the impact of prepayments, was 13.6% for the period from May 27, 2020 (commencement of operations) to December 31, 2020.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Weighted average annualized portfolio yield on total debt investments(2)	15.2%	15.9%
Coupon income	10.4%	10.2%
Accretion of discount	1.1%	0.4%
Accretion of end-of-term payments	2.6%	3.0%
Impact of prepayments during the period	1.1%	2.3%
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
For the year ended December 31, 2021, our total return based on the change in net asset value was 12.5%. For the period from May 27, 2020 (commencement of operations) to December 31, 2020, our total return based on the change in net asset value was 4.5%
The table below shows our return on average total assets and return on average net asset value for the periods indicated:

Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	For the Year Ended December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Net investment income	$11,332	$4,021
Net increase in net assets	$16,856	$6,838

Average net asset value(2)	$136,991	$105,382
Average total assets(2)	$210,945	$129,683

Net investment income to average net asset value(3)	8.3%	6.4%
Net increase in net assets to average net asset value(3)	12.3%	10.8%

Net investment income to average total assets(3)	5.4%	5.2%
Net increase in net assets to average total assets(3)	8.0%	8.8%
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
Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our investment portfolio, including our investment valuation policy (which has been approved by the Board), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in this Annual Report on Form 10-K.
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
As of December 31, 2021, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 93.6% of our total assets, as compared to 77.3% of our total assets as of December 31, 2020.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our valuation process.
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
Cash Flows
During the year ended December 31, 2021, net cash used in operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations,” was $196.9 million and net cash provided by financing activities was $183.8 million from proceeds received in connection with the issuance of common stock, as well as net borrowings under the Credit Facility of $88.5 million, partially offset primarily by $13.1 million in distributions paid. As of December 31, 2021, cash, including restricted cash, was $21.1 million.
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility, the entry into additional subscription agreements with investors in a private placement providing for the issuance of additional shares of our common stock in exchange for capital contributions or the issuance of debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted. As of December 31, 2021, we had received Capital Commitments totaling $336.8 million, of which $121.9 million remained available for drawdown.
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
As of December 31, 2021, we had outstanding borrowings of $133.5 million under the Credit Facility, excluding deferred credit facility costs of $2.1 million, which are included as assets in the consolidated statements of assets and liabilities. We had $66.5 million of remaining capacity on our Credit Facility as of December 31, 2021.
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

Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock, of at least 150%. As of December 31, 2021, our asset coverage for total borrowings and other senior securities was 264%.

Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2021, our unfunded commitments totaled $331.7 million to 55 portfolio companies, of which $115.5 million was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of December 31, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	December 31, 2021	December 31, 2020
Calibrate Health, Inc.	$15,000	$5,000
Redfish Labs, Inc.	15,000	—
Canvas Construction, Inc.	14,500	—
Levels Health Inc.	14,273	—
Cherry Technologies Inc.	14,000	—
Ever/Body Inc.	13,250	—
Ribbon Home, Inc.	13,000	—
Morty, Inc.	12,000	—
Arcadia Power, Inc.	10,000	—
Embed Financial Technologies, Inc.	10,000	—
Vestwell Holdings, Inc.	10,000	—
Appex Group, Inc.	8,000	—
Cardless, Inc.	8,000	—
Homeward, Inc.	8,000	—
Nate, Inc.	8,000	—
The Pill Club Holdings, Inc.	8,000	—
Workstep Inc.	8,000	—
Forum Brands, Inc.	7,771	—
Tempo Interactive Inc.	7,500	—
Elodie Games, Inc.	7,000	—
Path Robotics, Inc.	7,000	—
Sidecar Health, Inc.	7,000	—
Thingy Thing Inc.	7,000	—
Karat Financial Technologies, Inc.	6,990	—
Good Eggs, Inc.	6,000	—
True Footage, Inc.	5,695	—
Certamen Ventures, Inc.	5,055	—
Activehours, Inc.	5,000	6,000
Curology, Inc.	5,000	5,000
Eightfold AI Inc.	5,000	5,000
Kasa Living, Inc.	5,000	—
Material Technologies Corporation	5,000	10,000
Blueboard Inc.	4,000	—
Idelic, Inc.	4,000	—
Well Dot, Inc.	4,000	4,000
Flashparking, Inc.	3,837	—
JOKR	3,740	—
Merama Inc.	3,644	—
Kobold Metals	3,500	—
RenoRun, Inc.	3,400	—
Elsker, Inc.	2,750	—
YDC Inc.	2,600	—
HI LLC	2,500	5,000
Demain ES	2,268
Phantom Auto, Inc.	1,500	—
Allplants LTD	1,160	—
Don’t Run Out, Inc.	1,000
Feather Home, Inc.	1,000
Immersive Group Gaming, Ltd.	1,000	—
Strata Identity, Inc.	1,000	—
Trendly, Inc.	1,000	—

Tripscout, Inc.	1,000	—
VanMoof Global Holding B.V.	810	—
Alyk, Inc.	500	—
Dumpling, Inc.	500	500
Clutter Inc.	—	6,000
Dialpad, Inc.	—	1,000
Forte Labs, Inc.	—	2,500
Hello Digit, Inc.	—	2,500
Honor Technology, Inc.	—	4,500
Minted, Inc.	—	—
Narvar, Inc.	—	3,750
Noho Dental, Inc.	—	5,000
Swift Navigation, Inc.	—	2,000
TFG Holding, Inc.	—	3,000
Tide Platform Limited	$—	$1,706
Total	$331,743	$72,456
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
During the year ended December 31, 2021, $40.0 million of unfunded commitments expired or were terminated. During the period from May 27, 2020 (commencement of operations) to December 31, 2020, $7.5 million of unfunded commitments expired or were terminated. The following table shows additional information on our unfunded commitments regarding milestones and expirations as of December 31, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	December 31, 2021	December 31, 2020
Dependent on milestones	$115,545	$16,706
Expiring during:
2021	$—	$55,456
2022	196,300	17,000
2023	135,443	—
Total	$331,743	$72,456
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
Common Stock Distributions
We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2021 and December 31, 2020, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to December 31, 2021. For the year ended December 31, 2021, distributions represent ordinary income as our earnings exceeded distributions.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2020	November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
June 30, 2021	May 12, 2021	May 13, 2021	May 19, 2021	0.30
September 30, 2021	August 11, 2021	August 13, 2021	August 27, 2021	0.30
December 31, 2021	October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 31, 2021	December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 31, 2021	December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
			Total cash distributions	$1.89
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
For the year ended December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 100.0%. As of December 31, 2021, we estimated that we had undistributed taxable earnings from distributable earnings (or “Spillover Income”) of $1.5 million, or $0.11 per common share.
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
Recent Developments
Capital Commitments
On January 24, 2022, we received $50.0 million of additional Capital Commitments to purchase shares of our common stock pursuant to a Subscription Agreement.
Issuances of Shares
On January 31, 2022, we issued and sold in a private offering 644,947 shares of our common stock, which share amount was based on the receipt of aggregate proceeds of $10.5 million minus the aggregate organizational expenses allocable to the participating investor. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
On February 11, 2022, we issued and sold in a private offering 3,305,322 shares of our common stock, which share amount was based on the receipt of aggregate proceeds of $52.5 million. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
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
Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates or reference rates to the extent that any debt investments include floating interest rates. Debt investments are made with either floating rates that are subject to contractual minimum interest rates for the term of the investment or fixed interest rates.
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
As of December 31, 2021, a majority of the debt investments (approximately 69.1%, or $223.7 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including LIBOR.
As of December 31, 2021, our floating rate borrowings totaled $133.5 million. Due to the fact that, as of December 31, 2021, all of our floating rate debt investments were subject to interest-rate floors set at or above current Prime and our Credit Facility is subject to an interest-rate floor above the current LIBOR, increases in interest rates would increase our net investment income as the LIBOR rate tied to our interest expense is currently below the contractual floor. Similarly, a decrease in interest rates would not impact our net investment income due to the current contractual interest rate floors included in our floating rate debt investments and our Credit Facility being set at or about current Prime and LIBOR, respectively. This is illustrated in the following table, which shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2021 consolidated statements of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$6,446	$(3,617)	$2,829
Up 200 basis points	$4,225	$(2,282)	$1,943
Up 100 basis points	$2,101	$(947)	$1,154
Up 50 basis points	$1,050	$(279)	$771
Down 50 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—
This analysis is indicative of the potential impact on our investment income as of December 31, 2021, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2021, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of December 31, 2021, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Item 8.    Consolidated Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	75
Consolidated Statements of Assets and Liabilities as of December 31, 2021 and December 31, 2020	77
Consolidated Statements of Operations for the Year Ended December 31, 2021 and for the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020	78
Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2021 and for the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020	79
Consolidated Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020	80
Consolidated Schedules of Investments as of December 31, 2021 and December 31, 2020	81
Notes to Consolidated Financial Statements	102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TriplePoint Private Venture Credit Inc.
Menlo Park, California
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Private Venture Credit Inc. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020, the consolidated financial highlights for the year and the period then ended, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations, changes in net assets, and cash flows for the year ended December 31, 2021 and for the period from May 27, 2020 to December 31, 2020 and the financial highlights for the year ended December 31, 2021 and for the period from May 27, 2020 to December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021 and December 31, 2020 by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
The Company held investments classified as Level 3 investments under Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820”. These investments include growth capital loans, revolving loans, and not publicly traded investments in venture and venture growth stage companies. The valuation techniques which are used by management and approved by the audit committee in estimating the fair value of these investments vary and certain significant inputs used were unobservable. Unobservable inputs are those for which market data are not available and that are developed using the most relevant information about the assumptions market participants would use when pricing an investment. The fair value of the Company’s Level 3 investments was $343,902 thousand as of December 31, 2021.
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
March 8, 2022
We have served as the Company’s auditor since 2019.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Investments at fair value (amortized cost of $337,625 at 12/31/2021 and $118,935 at 12/31/2020)	$343,984	$120,368
Cash and cash equivalents	17,412	31,745
Restricted cash	3,660	2,395
Deferred credit facility costs	2,146	1,254
Prepaid expenses and other assets	447	49
Total assets	$367,649	$155,811

Liabilities
Revolving Credit Facility	$133,500	$45,000
Base management fee payable	798	463
Income incentive fee payable	1,444	—
Capital gains incentive fee payable	1,433	—
Other accrued expenses and liabilities	10,712	4,207
Total liabilities	$147,887	$49,670
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding at each 12/31/2021 and 12/31/2020)	$—	$—
Common stock, par value $0.01 per share	140	70
Paid-in capital in excess of par value	213,204	103,387
Total distributable earnings	6,418	2,684
Total net assets	$219,762	$106,141
Total liabilities and net assets	$367,649	$155,811

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	13,991,836	7,001,667
Net asset value per common share	$15.67	$15.08

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Investment income
Interest income from investments	$25,395	$9,127
Other income
Expirations / terminations of unfunded commitments	728
Other fees	335	196
Total investment and other income	26,458	9,323

Operating expenses
Base management fee	2,348	926
Income incentive fee	2,322	—
Capital gains incentive fee	1,433	—
Interest expense and amortization of fees	6,362	2,974
Administration agreement expenses	1,360	534
General and administrative expenses	1,301	868
Total operating expenses	15,126	5,302

Net investment income	11,332	4,021

Net realized and unrealized gains
Net realized gains on investments	596	1,384
Net change in unrealized gains on investments	4,928	1,433
Net realized and unrealized gains	5,524	2,817

Net increase in net assets resulting from operations	$16,856	$6,838

Basic and diluted net investment income per common share	$1.29	$0.56
Basic and diluted net increase in net assets per common share	$1.92	$0.97
Basic and diluted weighted average shares of common stock outstanding	8,756,340	7,001,667

Basic and diluted regular distributions declared per common share	$1.20	$0.45
Basic and diluted special distributions declared per common share	0.10	0.14
Total basic and diluted distributions declared per common share	$1.30	$0.59

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance at May 27, 2020 (Commencement of Operations)	—	$—	—	$—	$25	$(95)	$(70)
Issuance of common stock	7,001,667	70	—	—	104,930	—	105,000
Issuance of preferred stock	—	—	525	—	525	—	525
Offering costs	—	—	—	—	(1,952)	—	(1,952)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(69)	(69)
Net increase in net assets resulting from operations	—	—	—	—	—	6,838	6,838
Common stock distributions from distributable earnings	—	—	—	—	—	(4,131)	(4,131)
Tax reclassification of net assets	—	—	—	—	(141)	141	—
Balance at December 31, 2020	7,001,667	$70	525	$—	$103,387	$2,684	$106,141
Issuance of common stock	6,990,169	70	—	—	109,827	—	109,897
Preferred stock distributions from distributable earnings	—	—	—	—	—	(63)	(63)
Net increase in net assets resulting from operations	—	—	—	—	—	16,856	16,856
Common stock distribution from distributable earnings	—	—	—	—	—	(13,069)	(13,069)
Tax reclassification of net assets	—	—	—	—	(10)	10	—
Balance at December 31, 2021	13,991,836	$140	525	$—	$213,204	$6,418	$219,762

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$16,856	$6,838
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(275,699)	(144,949)
Principal payments and proceeds from investments	60,131	29,195
Payment-in-kind interest on investments	682	—
Net change in unrealized (gains) losses on investments	(4,928)	(1,433)
Net realized (gains) losses on investments	(596)	(1,384)
Accretion of debt investment fees	(3,285)	(1,797)
Organizational costs	—	(95)
Amortization of debt fees and issuance costs	626	200
Change in operating assets and liabilities:
Prepaid expenses and other assets	(398)	(49)
Base management fee payable	335	463
Income incentive fee payable	1,444	—
Capital gains incentive fee payable	1,433	—
Other accrued expenses and liabilities	6,505	4,207
Net cash (used in) provided by operating activities	(196,894)	(108,804)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	148,700	(45,000)
Repayments under revolving credit facility	(60,200)	—
Common stock distributions paid	(13,069)	(7,472)
Preferred stock distributions paid	(63)	(63)
Deferred credit facility costs	(1,439)	(1,454)
Offering costs	—	(1,952)
Proceeds from issuance of common stock	109,897	105,000
Proceeds from issuance of preferred stock	—	525
Net cash provided by (used in) financing activities	183,826	49,584
Net change in cash, cash equivalents and restricted cash	(13,068)	(59,220)
Cash, cash equivalents and restricted cash at beginning of period	34,140	25
Cash, cash equivalents and restricted cash at end of period	$21,072	$(59,195)

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$17,412	$31,745
Restricted cash	3,660	2,395
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$21,072	$34,140

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,568	$2,419
Excise taxes paid	$13	$—

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal		Cost(6)		Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$3,855		$3,867		$3,867	3/31/2024
Total Aerospace and Defense - 1.76%*			3,855		3,867		3,867

Business Applications Software
Filevine, Inc.	Growth Capital Loan (6.00% interest rate, 6.00% PIK, 5.50% EOT payment)(2)	4/20/2021	7,291		7,269		7,269	4/30/2025
Filevine, Inc.	Growth Capital Loan (6.00% interest rate, 6.00% PIK, 5.50% EOT payment)(2)	9/30/2021	3,046		3,012		3,012	9/30/2025
			10,337	—	10,281	—	10,281
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000		9,714		9,714	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338		332		332	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547		536		536	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278		276		276	10/31/2023
			11,163		10,858		10,858
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	4,780		4,850		4,948	11/30/2023
Tide Platform Limited(1)(3)	Revolver (8.00% interest rate, 4.00% EOT payment)	2/22/2021	1,768		1,839		1,756	1/13/2022
			6,548		6,689		6,704
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000		1,976		1,976	12/31/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000		1,976		1,976	12/31/2024
			4,000		3,952		3,952
Total Business Applications Software - 14.47%*			32,048		31,780		31,795

Business Products and Services
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,800		1,776		1,776	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 6.50% floor, 5.75% EOT payment)	11/18/2021	4,200		4,155		4,155	11/30/2023
			6,000		5,931		5,931
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)(2)	12/30/2021	5,000		4,832		4,832	12/31/2025
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	6,000		5,711		5,711	8/31/2024
Rally Network, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,500		2,488		2,488	10/28/2023
RenoRun, Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)	12/30/2021	600		577		577	12/31/2025
RenoRun, Inc.(1)(3)	Convertible Note (4.00% interest rate)(2)	12/30/2021	300		300		300	12/30/2023
			900		877		877
Total Business Products and Services - 9.03%*			20,400		19,839		19,839

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	3,477		3,408		3,408	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	263		257		257	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	315		308		308	8/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	10/6/2021	1,458		1,416		1,416	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	947		918		918	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	2,540		2,461		2,461	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	848		818		818	12/31/2023

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	324	312	312	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	57	55	55	12/31/2023
Total Business/Productivity Software - 4.53%*			10,229	9,953	9,953

Computer Hardware
Grey Orange International Inc.	Growth Capital Loan (8.25% interest rate, 3.75% EOT payment)	9/24/2021	667	657	657	9/30/2022
Grey Orange International Inc.	Growth Capital Loan (10.75% interest rate, 5.25% EOT payment)	12/30/2021	3,333	3,224	3,224	6/30/2025
			4,000	3,881	3,881
Swift Navigation, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.25% floor, 4.25% EOT payment)	8/7/2020	380	387	387	8/31/2023
Swift Navigation, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.25% floor, 4.25% EOT payment)	7/27/2021	2,000	1,964	1,964	7/31/2024
			2,380	2,351	2,351
Total Computer Hardware - 2.84%*			6,380	6,232	6,232

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	4,000	4,018	4,018	10/31/2023
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	9/30/2021	6,000	5,895	5,895	9/30/2024
			10,000	9,913	9,913
Thingy Thing Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	6,000	5,916	5,916	4/30/2025
Total Consumer Finance - 7.20%*			16,000	15,829	15,829

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,486	2,486	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	976	976	6/30/2025
Total Consumer Non-Durables - 1.58%*			3,500	3,462	3,462

Consumer Products and Services
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	9,769	9,769	5/31/2026
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	12/23/2020	2,000	2,017	2,017	12/31/2023
Clutter Inc.	Growth Capital Loan (9.00% interest rate, 7.00% EOT payment)	3/26/2021	3,640	3,661	3,661	3/31/2024
			5,640	5,678	5,678
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	750	741	741	9/30/2024
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)	8/12/2021	4,000	3,928	3,928	8/31/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,667	1,667	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,276	3,276	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	4,997	4,997	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	4,990	4,990	12/31/2024
			15,000	14,930	14,930
Immersive Group Gaming LTD(1)(3)	Growth Capital Loan (10.00% interest rate, 5.25% EOT payment)	12/10/2021	3,000	2,864	2,864	12/31/2024
JOKR(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 10.20% EOT payment)(2)	10/14/2021	980	927	927	10/13/2022
JOKR(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 6.00% EOT payment)	11/3/2021	5,000	4,634	4,634	11/30/2025
JOKR(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	12/3/2021	280	263	263	10/13/2022
			6,260	5,824	5,824
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	7/7/2021	3,000	2,960	2,960	7/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	8/27/2021	1,500	1,473	1,473	8/31/2024
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	10/21/2021	1,500	1,471	1,471	10/31/2024
			6,000	5,904	5,904
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,461	3,423	3,204	1/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	5/27/2021	1,748	1,717	1,593	5/31/2025
			5,209	5,140	4,797
Total Consumer Products and Services - 24.77%*			55,859	54,778	54,435

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	76	206	213	1/31/2022
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	51	93	96	2/28/2022
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	378	587	606	3/31/2022
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	7/21/2021	1,776	1,677	1,606	7/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	10/13/2021	1,450	1,348	1,348	10/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	11/19/2021	1,413	1,403	1,403	11/30/2024
Total Cultivation - 2.40%*			5,144	5,314	5,272

Database Software
SiSense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	12/28/2021	6,500	6,343	6,343	6/30/2024
Total Database Software - 2.89%*			6,500	6,343	6,343

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.50% EOT payment)	9/29/2021	15,000	14,738	14,738	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	7,500	7,514	7,514	3/31/2024
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	12/30/2021	2,500	2,392	2,392	6/30/2025
			10,000	9,906	9,906
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,455	4,455	12/31/2023
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	3,000	2,866	2,866	12/31/2024
			7,500	7,321	7,321
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,434	6,434	11/30/2024
Total E-Commerce - Clothing and Accessories - 17.47%*			39,000	38,399	38,399

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,540	1,555	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	718	725	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,528	1,543	8/31/2024
Total E-Commerce - Personal Goods - 1.74%*			3,856	3,786	3,823

Energy
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	5,000	4,941	4,941	12/31/2024
Total Energy - 2.25%*			5,000	4,941	4,941

Food Products
AllPlants Ltd(1)(3)	Revolver (8.00% interest rate, 3.00% EOT payment)(2)	5/24/2021	480	482	459	5/5/2022
AllPlants Ltd(1)(3)	Revolver (8.00% interest rate, 3.00% EOT payment)(2)	6/23/2021	578	580	559	5/5/2022

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
AllPlants Ltd(1)(3)	Revolver (8.00% interest rate, 3.00% EOT payment)(2)	7/20/2021	233	233	230	5/5/2022
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	305	298	294	7/31/2025
			1,596	1,593	1,542
Feast Kitchen ApS(1)(3)	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 10.00% EOT payment)(2)	5/27/2020	1,302	1,431	1,423	6/30/2023
Feast Kitchen ApS(1)(3)	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)(2)	11/12/2020	522	522	519	5/31/2024
Feast Kitchen ApS(1)(3)	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)(2)	5/11/2021	812	782	776	11/30/2024
			2,636	2,735	2,718
Total Food Products - 1.94%*			4,232	4,328	4,260

Healthcare Services
Levels Health Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.25% floor, 2.00% EOT payment)	10/13/2021	727	719	719	10/31/2024
Total Healthcare Services - 0.33%*			727	719	719

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,077	5,077	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,974	4,974	12/31/2023
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,974	4,974	12/31/2023
			10,000	9,948	9,948
Total Healthcare Technology Systems - 6.84%*			15,000	15,025	15,025

Home Furnishings
Feather Home Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 9.50% floor, 7.00% EOT payment)	5/27/2020	442	606	606	3/31/2022
Feather Home Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 7.00% EOT payment)	10/15/2021	2,000	1,980	1,980	10/31/2024
Total Home Furnishings - 1.18%*			2,442	2,586	2,586

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 5.25% interest rate, 8.50% floor, 2.85% EOT payment)(2)	10/7/2021	2,310	2,280	2,280	6/30/2023
Karat Financial Technologies Incorporated	Revolver (Prime + 5.25% interest rate, 8.50% floor, 2.85% EOT payment)(2)	12/15/2021	700	688	688	6/30/2023
Total Human Capital Services - 1.35%*			3,010	2,948	2,968

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,177	5,291	10/31/2023
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,589	2,645	10/31/2023
GoEuro Corp.(1)(3)	Convertible Note (5.00% interest rate)(2)	8/11/2020	75	75	75	2/11/2023
Total Infrastructure - 3.65%*			7,575	7,841	8,011

Life and Health Insurance
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	7,947	7,947	2/28/2025
Total Life and Health Insurance - 3.62%*			8,000	7,947	7,947

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (10.75% interest rate, 4.25% EOT payment)	7/1/2021	2,500	2,455	2,455	12/31/2024
Total Medical Software and Information Services - 1.12%*			2,500	2,455	2,455

Multimedia and Design Software
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	8/12/2021	2,500	2,426	2,426	2/29/2024
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	9/30/2021	1,500	1,397	1,397	3/31/2024
Total Multimedia and Design Software - 1.74%*			4,000	3,823	3,823

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Other Financial Services
N26 GmbH(1)(3)	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 4.00% EOT payment)	9/14/2021	14,815	14,739	14,151	9/30/2022
Total Other Financial Services - 6.44%*			14,815	14,739	14,151

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 7.25% EOT payment)	5/27/2020	4,482	4,677	4,677	4/30/2023
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.25% EOT payment)	4/30/2021	2,500	2,529	2,529	4/30/2024
			6,982	7,206	7,206
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,187	2,188	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,188	2,188	11/30/2024
			4,536	4,375	4,376
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)	12/30/2021	4,000	3,887	3,887	6/30/2024
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	1,815	1,901	1,901	5/31/2023
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	1,815	1,901	1,901	5/31/2023
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	1,916	1,997	1,997	6/30/2023
			5,546	5,799	5,799
Ribbon Home, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.00% EOT payment)	6/25/2021	3,000	2,847	2,847	6/30/2024
Ribbon Home, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.75% EOT payment)	12/30/2021	2,000	1,919	1,919	12/31/2025
			5,000	4,766	4,766
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	2,019	2,030	3/31/2023
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	503	505	4/30/2023
			2,500	2,522	2,535
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	244	244	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	779	779	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	214	214	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	102	102	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	428	428	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	203	203	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	146	146	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,336	1,336	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	740	740	12/31/2024
			4,305	4,192	4,192
YDC Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/10/2021	2,400	2,313	2,313	12/31/2024
Total Real Estate Services - 15.96%*			35,269	35,060	35,074

Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	1,886	1,869	1,869	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,114	1,104	1,104	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,500	1,479	1,479	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,775	1,775	12/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,777	1,777	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	900	888	888	12/31/2024
Total Social/Platform Software - 4.05%*			9,000	8,892	8,892

Software Development Applications
Forte Labs, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.00% EOT payment)	12/31/2020	2,500	2,535	2,541	6/30/2022
Total Software Development Applications - 1.16%*			2,500	2,535	2,541

Sports Betting
Certamen Ventures Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 7.75% floor, 3.00% EOT payment)	11/30/2021	6,945	6,851	6,851	5/31/2024
Total Sports Betting - 3.12%*			6,945	6,851	6,851

Total Debt Investments - 145.38%*			$323,786	$320,292	$319,493

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Warrant Investments(7)(8)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock	5/27/2020	70,959	$95	$765
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	92
Total Aerospace and Defense - 0.39%*				187	857

Business Applications Software
Blueboard Inc.	Common Stock(2)	3/11/2021	69,768	14	14
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	59
Filevine, Inc.	Preferred Stock(2)	4/20/2021	10,472	15	92
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	360
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	90
				450	450
Morty, Inc.	Preferred Stock(2)	10/1/2021	44,490	65	65
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	82
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	10
Total Business Applications Software - 0.40%*				752	874

Business Products and Services
Cardless Inc.	Common Stock	11/18/2021	12,903	28	28
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	119
Elsker Inc.	Preferred Stock(2)	9/1/2021	17,746	9	9
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	130
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	315
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	35
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	24
				374	374
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	24,483	56	56
RenoRun, Inc.(1)	Preferred Stock	12/30/2021	4,242	93	93
Total Business Products and Services - 0.37%*				809	809

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	156
Total Business to Business Marketplace - 0.07%*				156	156

Business/Productivity Software
Forum Brands, LLC	Preferred Stock	7/6/2021	2,960	146	204
Forum Brands, LLC	Preferred Stock	12/23/2021	2,714	188	188
				334	392
Idelic, Inc.	Preferred Stock(2)	12/10/2021	30,551	46	46
Total Business/Productivity Software - 0.20%*				380	438

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	21,686	18	18
Swift Navigation, Inc.	Preferred Stock	7/30/2020	62,874	77	77
Grey Orange International Inc.	Preferred Stock	3/16/2021	13,940	92	92
Total Computer Hardware - 0.09%*				187	187

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Consumer Finance
Activehours, Inc.	Preferred Stock	10/8/2020	49,296	129	181
Activehours, Inc.	Preferred Stock	9/30/2021	6,162	16	23
				145	204
Cherry Technologies Inc.	Preferred Stock(2)	11/23/2021	31,212	78	78
Embed Financial Technologies Inc.	Preferred Stock(2)	9/21/2021	—	10	10
Thingy Thing Inc.	Preferred Stock	10/21/2021	17,564	50	50
Upgrade, Inc.	Preferred Stock	5/27/2020	136,869	44	772
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	54
Total Consumer Finance - 0.53%*				381	1,168

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	21
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	14
Total Consumer Non-Durables - 0.02%*				35	35

Consumer Products and Services
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	139
Clutter Inc.	Preferred Stock	9/30/2020	19,649	113	113
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ever/Body, Inc.	Preferred Stock	9/7/2021	188,283	92	75
Good Eggs, Inc.	Preferred Stock	8/12/2021	330,124	81	106
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	164
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	42
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	31
				130	237
Immersive Group Gaming LTD(1)	Preferred Stock	7/12/2021	309,547	83	145
JOKR(1)(3)	Preferred Stock	10/14/2021	20,944	536	536
Nate, Inc.	Preferred Stock(2)	12/31/2021	26,506	115	115
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	25
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	169
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	9,510	41	50
Total Consumer Products and Services - 0.80%*				1,468	1,765

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	5/27/2020	1,278	1,229	3,489
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	7/16/2021	62	133	128
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	10/12/2021	52	107	107
Total Cultivation - 1.69%*				1,469	3,724

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	95
Total Database Software - 0.05%*				116	116

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	217
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	300
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	257
Trendly, Inc.	Preferred Stock	5/27/2021	166,036	100	100
Total E-Commerce - Clothing and Accessories - 0.40%*				866	874

E-Commerce - Personal Goods
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	589
Total E-Commerce - Personal Goods - 0.27%*				589	589

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Total Elder and Disabled Care - 0.09%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	15,405	38	38
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	37
Total Energy - 0.03%*				75	75

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	6,854	77	60
Feast Kitchen Inc.(1)(3)	Preferred Stock(2)	5/27/2020	29,145	126	34
Feast Kitchen Inc.(1)(3)	Preferred Stock(2)	9/14/2020	36,893	59	53
				185	87
Total Food Products - 0.07%*				262	147

Healthcare Services
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	37
The Pill Club Holding, Inc.	Common Stock(2)	12/31/2021	60,977	24	24
Total Healthcare Services - 0.03%*				61	61

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	45,089	109	109
Calibrate Health, Inc.	Preferred Stock(2)	10/19/2021	9,337	12	12
				121	121
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	261
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	542
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.62%*				703	1,353

Home Furnishings
Feather Home Inc.	Preferred Stock	5/27/2020	33,910	138	146
Feather Home Inc.	Preferred Stock	10/8/2021	8,812	24	24
				162	170
Petra Living, Inc.	Preferred Stock	6/9/2021	76,783	48	75
Petra Living, Inc.	Preferred Stock	8/24/2021	38,391	24	38
Petra Living, Inc.	Preferred Stock	10/19/2021	38,391	17	17
				89	130
Total Home Furnishings - 0.14%*				251	300

Household Products
Grove Collaborative, Inc.	Preferred Stock	5/27/2020	33,038	72	105
Total Household Products - 0.05%*				72	105

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	109,704	64	64
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	12
Total Human Capital Services - 0.19%*				262	412

Information Services (B2C)
Cleo AI Ltd(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	88
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	10,333	29	29
Total Information Services (B2C) - 0.05%*				111	117

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	55
Total Infrastructure - 0.03%*				90	55

Life and Health Insurance

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Beam Technologies Inc.	Preferred Stock	5/27/2020	5,344	57	81
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	81
Total Life and Health Insurance - 0.07%*				91	162

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	48
Total Medical Software and Information Services - 0.02%*				48	48

Multimedia and Design Software
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	80
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	105
				185	185
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	6,941	7	7
Total Multimedia and Design Software - 0.09%*				192	192

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.08%*				180	180

Other Financial Services
N26 GmbH(1)(3)	Preferred Stock	10/15/2021	6	173	169
Total Other Financial Services - 0.08%*				173	169

Real Estate Services
Common Living Inc.	Preferred Stock	5/27/2020	729,380	185	204
Common Living Inc.	Preferred Stock	4/30/2021	107,718	28	28
				213	232
Demain ES(1)(3)	Preferred Stock	12/30/2021	2,127	105	105
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	148
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	198
Ribbon Home, Inc.	Common Stock	3/5/2021	24,280	226	226
Ribbon Home, Inc.	Common Stock	12/30/2021	7,670	71	71
				297	495
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	55,098	75	75
YDC, Inc.	Preferred Stock	12/10/2021	12,244	56	56
Total Real Estate Services - 1.28%*				1,504	2,818

Social/Platform Software
ClassPass Inc.	Preferred Stock	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	42,936	30	30
Sylva, Inc.	Preferred Stock	12/21/2021	42,940	30	30
				60	60
Total Social/Platform Software - 0.04%*				103	85

Software Development Applications
Appex Group, Inc.	Preferred Stock	11/15/2021	14,621	—	—
Forte Labs, Inc.	Preferred Stock	12/30/2020	318,571	65	144
Total Software Development Applications - 0.07%*				65	144

Sports Betting
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	42
Total Sports Betting - 0.02%*				42	42

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Total Warrant Investments - 8.35%*				$11,841	$18,360

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$92
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	517	501
Total Business Applications Software - 0.27%*				587	593

Business Products and Services
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Business Products and Services - 0.02%*				50	50

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	22,107	450	450
Total Business to Business Marketplace - 0.20%*				450	450

Business/Productivity Software
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	90
Total Business/Productivity Software - 0.04%*				90	90

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	114
Embed Financial Technologies Inc.	Preferred Stock(2)	9/24/2021	12,195	125	125
Total Consumer Finance - 0.11%*				225	239

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	274
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	187
				331	461
JOKR(1)(3)	Preferred Stock(2)	12/7/2021	67	375	375
Loyalty Ventures, Inc.	Common Stock(2)(10)	11/5/2021	2,713	115	82
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	56,023	168	182
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.69%*				1,339	1,522

E-Commerce - Personal Goods
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	58
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	82
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	62
Total E-Commerce - Personal Goods - 0.09%*				106	202

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	199	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.13%*				265	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	167
Total Energy - 0.08%*				167	167

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	332	332
Medly Health Inc.	Preferred Stock(2)	8/12/2021	209,979	249	266
Total Healthcare Services - 0.27%*				581	598

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	12	12
Total Healthcare Technology Systems - 0.01%*				12	12

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	80
Total Life and Health Insurance - 0.04%*				80	80

Other Financial Services
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	984
Total Other Financial Services - 0.45%*				690	984

Real Estate Services
Ribbon Home, Inc.	Preferred Stock(2)	6/29/2021	31,149	500	500
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	100
Total Real Estate Services - 0.27%*				600	600

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	250
Total Software Development Applications - 0.11%*				250	250

Total Equity Investments - 2.79%*				$5,492	$6,131

Total Investments in Portfolio Companies - 156.52%*(4)				$337,625	$343,984

Total Investments - 156.52%*(5)				$337,625	$343,984
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2021, non-qualifying assets represented 18.3% of the Company’s total assets, at fair value.
(2)As of December 31, 2021, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of December 31, 2021, the Company’s portfolio company investments that were subject to restrictions on sales totaled $343.9 million at fair value and represented 156.5% of the Company’s net assets. In addition, unless otherwise indicated, as of December 31, 2021, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)Except for equity in one public company, as denoted by footnote 10 to this Schedule of Investments, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $7.8 million, $1.4 million and $6.4 million, respectively, for the December 31, 2021 investment portfolio. The tax cost of investments is $337.6 million.
(7)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(8)Non-income producing investments.
(9)Acquisition date represents the date of the investment in the portfolio investment.
(10)Investment is publicly traded and listed on the New York Stock Exchange and is not subject to restrictions on sales.
*    Value as a percentage of net assets.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Astranis Space Technologies Corp.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 6.75% EOT payment)	5/27/2020	$3,250	$3,263	$3,263	4/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 6.75% EOT payment)	5/27/2020	1,750	1,744	1,744	7/31/2023
Total Aerospace and Defense - 4.72%*			5,000	5,007	5,007

Buildings and Property
Breather Products US Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 10.00% floor, 4.50% EOT payment)	5/27/2020	1,816	1,835	1,817	7/31/2022
Total Buildings and Property - 1.71%*			1,816	1,835	1,817

Business Applications Software
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	4,967	4,846	4,994	11/30/2023
Total Business Applications Software - 4.71%*			4,967	4,846	4,994

Communication Software
Hiya, Inc.	Growth Capital Loan (10.75% interest rate, 8.00% EOT payment)	5/27/2020	1,500	1,527	1,535	4/30/2022
Total Communication Software - 1.45%*			1,500	1,527	1,535

Computer Hardware
Swift Navigation, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.25% floor, 4.25% EOT payment)	8/7/2020	500	490	490	8/31/2023
Total Computer Hardware - 0.46%*			500	490	490

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	4,000	3,928	3,928	10/31/2023
Upgrade, Inc.	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	5/27/2020	4,000	4,252	4,340	1/31/2023
Total Consumer Finance - 7.79%*			8,000	8,180	8,268

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	12/23/2020	2,000	1,944	1,944	12/31/2023
Total Consumer Products and Services - 1.83%*			2,000	1,944	1,944

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	939	1,024	1,143	1/31/2022
	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	336	363	405	2/28/2022
	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	1,789	1,923	2,147	3/31/2022
Total Cultivation - 3.48%*			3,064	3,310	3,695

E-Commerce - Clothing and Accessories
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	7,500	7,267	7,267	3/31/2024
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,350	4,350	12/31/2023
Total E-Commerce - Clothing and Accessories - 10.94%*			12,000	11,617	11,617

Food Products
Feast Kitchen ApS(1)(3)	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 10.00% EOT payment)	5/27/2020	1,497	1,557	1,557	6/30/2023
	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)	11/12/2020	500	483	483	5/31/2024
Total Food Products - 1.92%*			1,997	2,040	2,040

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	4,940	4,940	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,811	4,811	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,811	4,811	12/31/2023
			10,000	9,622	9,622
Total Healthcare Technology Systems - 13.72%*			15,000	14,562	14,562

Home Furnishings
Feather Home Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 9.50% floor, 7.00% EOT payment)	5/27/2020	2,108	2,166	2,166	3/31/2022
Total Home Furnishings - 2.04%*			2,108	2,166	2,166

Household Products
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)	5/27/2020	6,750	6,957	6,937	4/30/2021
	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)	5/27/2020	2,333	2,405	2,398	4/30/2021
Total Household Products - 8.79%*			9,083	9,362	9,335

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,040	5,131	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,520	2,566	10/31/2023
	Convertible Note (5.00% interest rate)(2)	8/11/2020	75	75	73	2/11/2023
Total Infrastructure - 7.32%*			7,575	7,635	7,770

Life and Health Insurance
Beam Technologies Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 8.25% floor, 5.50% EOT payment)	5/27/2020	4,000	4,062	4,062	10/31/2021
Total Life and Health Insurance - 3.83%*			4,000	4,062	4,062

Logistics
Passport Labs, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/27/2020	5,000	5,094	5,292	5/31/2024
Total Logistics - 4.99%*			5,000	5,094	5,292

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 8.25% floor, 5.75% EOT payment)	5/27/2020	2,500	2,569	2,569	2/28/2022
	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 7.25% EOT payment)	5/27/2020	5,000	5,007	5,007	4/30/2023
			7,500	7,576	7,576
Divvy Homes Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 2.25% EOT payment)	10/28/2020	5,000	4,732	4,732	7/31/2021
Mynd Management, Inc.	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,404	2,421	2,421	11/30/2022
	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,404	2,421	2,421	11/30/2022
	Growth Capital Loan (Prime + 2.30% interest rate, 7.80% floor, 3.75% EOT payment)	5/27/2020	2,500	2,511	2,511	12/31/2022
			7,308	7,353	7,353
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	1,946	1,946	3/31/2023
	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	484	484	4/30/2023
			2,500	2,430	2,430
Total Real Estate Services - 20.81%*			22,308	22,091	22,091

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	5/27/2020	5,000	5,114	5,151	9/30/2023
Total Social/Platform Software - 4.85%*			5,000	5,114	5,151

Software Development Applications
Forte Labs, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.00% EOT payment)	12/31/2020	2,500	2,425	2,425	6/30/2022
Total Software Development Applications - 2.28%*			2,500	2,425	2,425

Total Debt Investments - 107.65%*			$113,418	$113,307	$114,261

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Warrant Investments(7)(8)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock	5/27/2020	70,959	$95	$95
Total Aerospace and Defense - 0.09%*				95	95

Buildings and Property
Breather Products US Inc.	Preferred Stock	5/27/2020	39,457	13	2
Total Buildings and Property - 0.00%*				13	2

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	2,898	10	10
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	47
Total Business Applications Software - 0.15%*				157	159

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	74	74
Total Business to Business Marketplace - 0.07%*				74	74

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.01%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock	5/27/2020	115,073	54	54
Total Communication Software - 0.05%*				54	54

Computer Hardware
Swift Navigation, Inc.	Preferred Stock	7/30/2020	62,874	77	77
Total Computer Hardware - 0.07%*				77	77

Consumer Finance
Activehours, Inc.	Preferred Stock	10/8/2020	24,648	65	65
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	723	12	12
Upgrade, Inc.	Preferred Stock	5/27/2020	136,869	44	36
Total Consumer Finance - 0.11%*				121	113

Consumer Products and Services
Clutter Inc.	Preferred Stock	9/30/2020	6,550	38	38
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	9,510	41	41
Total Consumer Products and Services - 0.07%*				79	79

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	5/27/2020	1,278	1,223	1,550
Total Cultivation - 1.46%*				1,223	1,550

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	11	11
Total Database Software - 0.01%*				11	11

E-Commerce - Clothing and Accessories
Minted, Inc.	Preferred Stock	9/30/2020	22,277	216	216
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	172	172
Total E-Commerce - Clothing and Accessories - 0.37%*				388	388

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	131
Total Elder and Disabled Care - 0.12%*				50	131

Food Products
Feast Kitchen Inc.(1)(3)	Preferred Stock	5/27/2020	29,145	127	103
	Preferred Stock	9/14/2020	4,413	11	11
Total Food Products - 0.11%*				138	114

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	45,089	23	23
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	122
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	19
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	195
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	85	85
Total Healthcare Technology Systems - 0.42%*				441	444

Home Furnishings
Feather Home Inc.	Preferred Stock	5/27/2020	33,910	77	77
Total Home Furnishings - 0.07%*				77	77

Household Products
Grove Collaborative, Inc.	Preferred Stock	5/27/2020	33,038	72	105
Total Household Products - 0.10%*				72	105

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	36	203
Total Human Capital Services - 0.19%*				36	203

Information Services (B2C)
Cleo AI Ltd(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	89
Total Information Services (B2C) - 0.08%*				82	89

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	61	26
Total Infrastructure - 0.02%*				61	26

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock	5/27/2020	5,344	57	57
Total Life and Health Insurance - 0.05%*				57	57

Logistics
Passport Labs, Inc.	Common Stock	5/27/2020	2,102	51	51
Total Logistics - 0.05%*				51	51

Medical Software and Information Services
KRNL, Inc.	Preferred Stock(2)	12/21/2020	24,713	24	24
Total Medical Software and Information Services - 0.02%*				24	24

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.17%*				180	180

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Real Estate Services
Common Living Inc.	Preferred Stock	5/27/2020	729,380	156	175
Divvy Homes Inc.	Preferred Stock	10/27/2020	85,526	313	313
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	83
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	57
Total Real Estate Services - 0.59%*				609	628

Social/Platform Software
ClassPass Inc.	Preferred Stock	5/27/2020	14,085	43	25
Total Social/Platform Software - 0.02%*				43	25

Software Development Applications
Forte Labs, Inc.	Preferred Stock	12/30/2020	201,637	57	57
Total Software Development Applications - 0.05%*				57	57

Total Warrant Investments - 4.54%*				$4,276	$4,819

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Advertising / Marketing
Alliance Data Systems Corporation(1)	Common Stock(2)(10)	12/3/2020	6,784	$567	$503
Total Advertising / Marketing - 0.47%*				567	503

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	70
Total Business Applications Software - 0.07%*				70	70

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	100
Total Consumer Finance - 0.09%*				100	100

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	166
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	250
Total Consumer Products and Services - 0.39%*				416	416

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	199	199
Total Elder and Disabled Care - 0.19%*				199	199

Total Equity Investments - 1.21%*				$1,352	$1,288

Total Investments in Portfolio Companies - 113.40%*(4)				$118,935	$120,368

Total Investments - 113.40%*(5)				$118,935	$120,368
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
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act. Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of December 31, 2020, the Company’s portfolio company investments that were subject to restrictions on sales totaled $120.4 million at fair value and represented 113.4% of the Company’s net assets. In addition, unless otherwise indicated, as of December 31, 2020, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)Except for equity in one public company, as denoted by footnote 10 to this Schedule of Investments, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s Board.
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
(10)Investment is publicly traded and listed on the New York Stock Exchange.
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
•For each debt investment tied to the Prime rate (“Prime”) as of December 31, 2021 and December 31, 2020, Prime was 3.25%. As of December 31, 2021, approximately 69.1%, or $223.7 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of

December 31, 2020, approximately 71.3%, or $80.8 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.
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
The Company has two wholly owned subsidiaries: TPVC Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility whose creditors have a claim on its assets prior to those assets becoming available to the Financing Subsidiary’s equity holders, and TPVC Investment LLC, an entity established for holding certain of the Company’s investments in order to benefit from the tax treatment of these investments and create a tax structure that is more advantageous with respect to the Company’s RIC tax treatment. These subsidiaries are consolidated in the financial statements of the Company.
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
Non-accrual Loans
A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are probable to remain current. As of December 31, 2021 and December 31, 2020, there were no loans within the Company’s portfolio that were on non-accrual status.

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
Management and Incentive Fees
The Company accrues for the base management fee and incentive fee payable pursuant to the Advisory Agreement. The accrual for the incentive fee may include the recognition of incentive fees on unrealized gains, even though such incentive fees are neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized losses on investments. See “Note 3. Related Party Agreements and Transactions - Investment Advisory Agreement - Incentive Fee.”
U.S. Federal Income Taxes
The Company has elected, and intends to qualify annually, as a RIC under Subchapter M the Code, for U.S. federal income tax purposes, beginning with the Company’s taxable year ending December 31, 2020. Generally, a RIC is not subject to U.S. federal income taxes on the income and gains it distributes to stockholders if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any. Additionally, a RIC must distribute at least 98% of its ordinary income and 98.2% of its capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the RIC previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. The Company intends to distribute sufficient dividends to maintain the Company’s RIC status each year and does not anticipate paying any material U.S. federal income taxes in the future.
Dividends and Distributions
Distributions to common stockholders are recorded on the record date. The Board determines the amount of distributions to be paid based on a variety of factors including estimates of future earnings. Net realized capital gains, if any, are intended to be distributed at least annually. The Company will calculate both its current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constitutes a return of capital to the Company’s stockholders and while such distributions are not taxable, they may result in higher capital gains taxes when the shares are eventually sold.
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
Recent Accounting Pronouncements
In March 2020, the FASB issued Account Standards Update (“ASU”) No. 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting” (“ASU 2020-04”). The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The standard is effective as of March 12, 2020 through December 31, 2022. The adoption of these rules did not have a material impact on the consolidated financial statements.
In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848)” (“ASU 2021-01”). ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR; regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. Management is currently evaluating the implications, if any, of the additional requirements and its impact on the Company’s financial statements.
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below:

Base Management and Incentive Fees (in thousands)	For the Year Ended December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Base management fee	$2,348	$1,102
Management fee waiver	$—	$(176)
Income incentive fee	$2,322	$—
Capital gains incentive fee	$1,433	$235
Capital gains incentive fee waiver	$—	$(235)
Administration Agreement
The administration agreement (the “Administration Agreement”) with the Administrator provides that the Administrator is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports and other materials filed with the SEC and any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing net asset value (“NAV”), overseeing the preparation and filing of the Company’s tax returns and printing and disseminating reports and other materials to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides significant managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

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
For the year ended December 31, 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $1.4 million. For the period from May 27, 2020 (commencement of operations) to December 31, 2020, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.5 million, which is net of $0.1 million the Administrator voluntarily waived under the Administration Agreement.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of December 31, 2021 and December 31, 2020. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	December 31, 2021
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$319,493	$319,493
Warrant investments	—	—	18,360	18,360
Equity investments	82	—	6,049	6,131
Total investments	$82	$—	$343,902	$343,984

Investment Type (in thousands)	December 31, 2020
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$114,261	$114,261
Warrant investments	—	—	4,819	4,819
Equity investments	503	—	785	1,288
Total investments	$503	$—	$119,865	$120,368
The following tables show information about Level 3 investments measured at fair value for the year ended December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2020	$114,261	$4,819	$785	$119,865
Funding and purchases of investments, at cost	263,360	7,631	4,592	275,583
Principal payments and sale proceeds received from investments	(60,368)	(182)	—	(60,550)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,311	—	—	3,311
Realized gains on investments	—	117	—	117
Net change in unrealized gains included in earnings	(1,753)	5,975	672	4,894
Payment-in-kind coupon	682			682
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of December 31, 2021	$319,493	$18,360	$6,049	$343,902

Net change in unrealized gains on Level 3 investments held as of December 31, 2021	$(1,468)	$5,965	$672	$5,169
___________

(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the year ended December 31, 2021.

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
For the year ended December 31, 2021, the Company recognized net realized gains of $0.6 million, primarily as a result of the exit of one warrant investment and one equity investment in two separate portfolio companies.
For the period from May 27, 2020 (commencement of operations) to December 31, 2020, the Company recognized net realized gains of $1.4 million, primarily as a result of the sale of warrants in two portfolio companies.
Unrealized gains and losses are included in “net change in unrealized gains on investments” in the consolidated statement of operations.
Net change in unrealized gains during the year ended December 31, 2021 was $4.9 million, resulting primarily from market rate adjustments.
Net change in unrealized gains during the period from May 27, 2020 (commencement of operations) to December 31, 2020 was $1.4 million, resulting primarily from market rate adjustments.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of December 31, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$319,493	Discounted Cash Flows	Discount Rate	4.10% - 27.86%	14.91%
Warrant investments	18,360	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	7.68x
			Volatility	45.00% - 80.00%	66.16%
			Term	2.00 - 5.50 Years	3.67 Years
			Risk Free Rate	0.15% - 1.31%	1.03%
			EBITDA Multiples	6.14x - 25.07x	15.15x
Equity investments	6,049	Black Scholes Option Pricing Model	Volatility	50.00% - 80.00%	62.31%
			Term	2.50 - 5.00 Years	3.40 Years
			Risk Free Rate	0.35% - 1.12%	0.91%
			Revenue Multiples	2.75x - 5.75x	6.60x
Total investments	$343,902

Level 3 Investments (dollars in thousands)	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$114,261	Discounted Cash Flows	Discount Rate	6.61% - 23.38%	15.22%
Warrant investments	4,819	Black Scholes Option Pricing Model	Revenue Multiples	0.95x - 56.90x	11.92x
			Volatility	48.50% - 80.00%	66.18%
			Term	2.00 - 6.50 Years	4.71 Years
			Risk Free Rate	0.13% - 0.51%	0.33%
Equity investments	785	Black Scholes Option Pricing Model	Volatility	55.00% - 65.00%	60.00%
			Term	3.00 - 4.00 Years	3.50 Years
			Risk Free Rate	0.17% - 0.27%	0.22%
Total investments	$119,865
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
As of December 31, 2021 and December 31, 2020, the Company had no delinquencies and no credit losses on any of its debt investments.
Note 6. Borrowings
The following table shows the Company's outstanding debt as of December 31, 2021 and December 31, 2020:

Liability (in thousands)	December 31, 2021			December 31, 2020
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$200,000	$133,500	$66,500	$250,000	$45,000	$205,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Year Ended December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Revolving Credit Facility
Interest cost	$3,125	$539
Unused fee	2,564	2,196
Amortization of costs and other fees	673	239
Revolving Credit Facility Total	$6,362	$2,974

Total interest expense and amortization of fees	$6,362	$2,974
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
As of December 31, 2021 and December 31, 2020, the Company had outstanding borrowings under the Credit Facility of $133.5 million and $45.0 million, respectively, excluding deferred credit facility costs of $2.1 million and $1.3 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the year ended December 31, 2021, the Company had average outstanding borrowings under the Credit Facility of $68.1 million at a weighted average interest rate of 3.76%. During the period from July 15, 2020 to December 31, 2020, the Company had average outstanding borrowings under the Credit Facility of $23.5 million at a weighted average interest rate of 4.0%. As of December 31, 2021 and December 31, 2020, $310.2 million and $120.4 million of the Company’s assets were pledged for borrowings under the Credit Facility, respectively.
Note 7. Commitments and Contingencies
Commitments
On May 27, 2020, in conjunction with the Company’s purchase of its initial portfolio of assets, the Company assumed unfunded obligations of $24.5 million. As of December 31, 2021, the Company’s unfunded commitments totaled $331.7 million to 55 portfolio companies, of which $115.5 million was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them. As of December 31, 2020, the Company’s unfunded commitments totaled $72.5 million to 18 portfolio companies, of which $16.7 million was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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
The table below shows the Company’s unfunded commitments by portfolio company as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Calibrate Health, Inc.	$15,000	$196	$5,000	$48
Redfish Labs, Inc.	15,000	96	—	—
Canvas Construction, Inc.	14,500	38	—	—
Levels Health Inc.	14,273	106	—	—
Cherry Technologies Inc.	14,000	163	—	—
Ever/Body Inc.	13,250	149	—	—
Ribbon Home, Inc.	13,000	40	—	—
Morty, Inc.	12,000	135	—	—
Arcadia Power, Inc.	10,000	25	—	—
Embed Financial Technologies, Inc.	10,000	110	—	—
Vestwell Holdings, Inc.	10,000	89	—	—
Appex Group, Inc.	8,000	9	—	—
Cardless, Inc.	8,000	—	—	—
Homeward, Inc.	8,000	104	—	—

	December 31, 2021		December 31, 2020
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Nate, Inc.	8,000	155	—	—
The Pill Club Holdings, Inc.	8,000	104	—	—
Workstep Inc.	8,000	22	—	—
Forum Brands, Inc.	7,771	278	—	—
Tempo Interactive Inc.	7,500	53	—	—
Elodie Games, Inc.	7,000	93	—	—
Path Robotics, Inc.	7,000	200	—	—
Sidecar Health, Inc.	7,000	70	—	—
Thingy Thing Inc.	7,000	—	—	—
Karat Financial Technologies, Inc.	6,990	76	—	—
Good Eggs, Inc.	6,000	30	—	—
True Footage, Inc.	5,695	107	—	—
Certamen Ventures, Inc.	5,055	16	—	—
Activehours, Inc.	5,000	29	6,000	43
Curology, Inc.	5,000	—	5,000	—
Eightfold AI Inc.	5,000	—	5,000	—
Kasa Living, Inc.	5,000	79	—	—
Material Technologies Corporation	5,000	206	10,000	124
Blueboard Inc.	4,000	25	—	—
Idelic, Inc.	4,000	56	—	—
Well Dot, Inc.	4,000	66	4,000	67
Flashparking, Inc.	3,837	112	—	—
JOKR	3,740	257	—	—
Merama Inc.	3,644	511	—	—
Kobold Metals	3,500	90	—	—
RenoRun, Inc.	3,400	130	—	—
Elsker, Inc.	2,750	19	—	—
YDC Inc.	2,600	39	—	—
HI LLC	2,500	—	5,000	37
Demain ES	2,268	25
Phantom Auto, Inc.	1,500	—	—	—
Allplants LTD	1,160	44	—	—
Don’t Run Out, Inc.	1,000
Feather Home, Inc.	1,000	—
Immersive Group Gaming, Ltd.	1,000	—	—	—
Strata Identity, Inc.	1,000	12	—	—
Trendly, Inc.	1,000	—	—	—
Tripscout, Inc.	1,000	12	—	—
VanMoof Global Holding B.V.	810	24	—	—
Alyk, Inc.	500	—	—	—
Dumpling, Inc.	500	11	500	11
Clutter Inc.	—	—	6,000	40
Dialpad, Inc.	—	—	1,000	35
Forte Labs, Inc.	—	—	2,500	—
Hello Digit, Inc.	—	—	2,500	18
Honor Technology, Inc.	—	—	4,500	—
Minted, Inc.	—	—	—	25
Narvar, Inc.	—	—	3,750	140
Noho Dental, Inc.	—	—	5,000	135
Swift Navigation, Inc.	—	—	2,000	96
TFG Holding, Inc.	—	—	3,000	106
Tide Platform Limited	—	—	1,706	17
Total	$331,743	$4,211	$72,456	$942
_______________

(1)Does not include $1.3 million and $16.5 million backlog of potential future commitments as of December 31, 2021 and December 31, 2020, respectively. Refer to the “Backlog of Potential Future Commitments” below.
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
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the year ended December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020:

Commitments Activity (in thousands)	For the Year Ended December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Unfunded commitments at beginning of period(1)	$88,956	$—
New commitments(1)	553,785	145,447
Fundings	(269,754)	(49,042)
Expirations / Terminations	(40,000)	(7,500)
Foreign currency adjustments	6	51
Unfunded commitments and backlog of potential future commitments at end of period	$332,993	$88,956
Backlog of potential future commitments	(1,250)	(16,500)
Unfunded commitments at end of period	$331,743	$72,456
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of December 31, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	December 31, 2021	December 31, 2020
Dependent on milestones	$115,545	$16,706
Expiring during:
2021	$—	$55,456
2022	196,300	17,000
2023	135,443	—
Unfunded commitments	$331,743	$72,456
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of December 31, 2021 and December 31, 2020, this backlog of potential future commitments totaled $1.25 million and $16.5 million, respectively.
Note 8. Financial Highlights
The following table shows the financial highlights for the year ended December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020:

Financial Highlights (in thousands, except share and per share data)	For the Year Ended December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Per Share Data(1)
Net asset value at beginning of period	$15.08	$15.00
Changes in net asset value due to:
Net investment income	1.29	0.57
Net realized gains on investments	0.07	0.20
Net change in unrealized gains on investments	0.54	0.20

Financial Highlights (in thousands, except share and per share data)	For the Year Ended December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Preferred stock distributions from distributable earnings	(0.01)	(0.01)
Common stock distributions from distributable earnings	(1.30)	(0.59)
Organizational costs	—	(0.01)
Offering costs	—	(0.28)
Net asset value at end of period	$15.67	$15.08

Net investment income per common share	$1.29	$0.56
Net increase in net assets resulting from operations per common share	$1.92	$0.97
Weighted average shares of common stock outstanding for period	8,756,340	7,001,667
Shares of common stock outstanding at end of period	13,991,836	7,001,667

Ratios / Supplemental Data(2)
Net asset value at end of period	$219,762	$106,141
Average net asset value	$136,991	$105,382
Total return based on net asset value per share(3)	12.5%	4.5%
Net investment income to average net asset value(4)(5)	8.3%	6.4%
Net increase in net assets to average net asset value(4)(5)	12.3%	10.8%
Ratio of expenses to average net asset value(4)(5)	11.0%	8.4%
Operating expenses excluding incentive fees to average net asset value(4)(5)	8.3%	8.4%
Income incentive fees to average net asset value(4)(5)	1.7%	—%
Capital gains incentive fees to average net asset value(4)(5)	1.0%	—%
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
(3)Total return based on NAV is the change in ending NAV per common share plus distributions per common share paid during the period by the beginning NAV per common share. Total return does not reflect sales charges that may be incurred by shareholders.
(4)Percentage is presented on an annualized basis.
(5)For the period from May 27, 2020 (commencement of operations) to December 31, 2020, excluding management and incentive fee waivers, the ratios of net investment income, net increase in net assets, ratio of expenses, operating expenses excluding incentive fees, income incentive fees and capital gains incentive fees to average net asset value were 5.7%, 10.2%, 9.0%, 9.0%, 0.0%, and 0.4%, respectively.
The weighted average portfolio yield on total debt investments shown below is for the year ended December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020:

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Weighted average portfolio yield on total debt investments(2)	15.2%	15.9%
Coupon income	10.4%	10.2%
Accretion of discount	1.1%	0.4%
Accretion of end-of-term payments	2.6%	3.0%
Impact of prepayments during the period	1.1%	2.3%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the year ended December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020:

Basic and Diluted Share Information (in thousands, except share and per share data)	For the Year Ended December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Net investment income	$11,332	$4,021
Net increase in net assets resulting from operations	$16,856	$6,838
Basic and diluted weighted average shares of common stock outstanding	8,756,340	7,001,667
Basic and diluted net investment income per share of common stock	$1.29	$0.56
Basic and diluted net increase in net assets resulting from operations per share of common stock	$1.92	$0.97
Note 10.    Equity
For the year ended December 31, 2021, the Company issued 6,990,169 shares of common stock at a weighted average price of $15.69 per share through the Company’s private placement offerings, resulting in gross proceeds to the Company of $109.9 million. The Company had 13,991,836 shares of common stock outstanding as of December 31, 2021. As of December 31, 2021, the Company had received capital commitments totaling $336.8 million, of which $121.9 million remained available for a drawdown.
For the period from May 27, 2020 (commencement of operations) to December 31, 2020, the Company issued 7,001,667 shares of common stock at a price of $15.00 per share through a private placement offering resulting in gross proceeds to the Company of $105.0 million. The Company had 7,001,667 shares of common stock outstanding as of December 31, 2020.
On May 27, 2020, the Company sold 525 shares of the Company’s Series A preferred stock at a price of $1,000.00 per share, resulting in gross proceeds to the Company of $525,000. Series A preferred stock is senior to all other classes and series of common stock and will rank on parity with any other class or series of preferred stock, whether such class or series is created in the future. Series A preferred stock is subject to redemption at any time by notice of such redemption on a date selected by the Company. Shares of preferred stock are entitled to a liquidation preference of $1,000.00 per share (the “Liquidation Value”), plus any accrued but unpaid dividends and any applicable redemption premium. Dividends on each share of Series A preferred stock are payable semiannually on June 30 and December 31 of each year and accrue at a rate of 12.0% per annum on the Liquidation Value thereof plus all accumulated and unpaid dividends thereon. Holders of the shares of Series A preferred stock will not participate in any appreciation in the value of the Company. The Company had 525 shares of preferred stock outstanding as of each of December 31, 2021 and December 31, 2020.
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
For the tax years ended December 31, 2021 and December 31, 2020, the Company was subject to a 4% U.S. federal excise tax, and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with U.S. income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $32,000 for the year ended December 31, 2021. The Company incurred a non-deductible U.S. federal excise tax of $13,000 for the period from May 27, 2020 (commencement of operations) to December 31, 2020.
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to December 31, 2021.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2020	November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
June 30, 2021	May 12, 2021	May 13, 2021	May 19, 2021	0.30
September 30, 2021	August 11, 2021	August 13, 2021	August 27, 2021	0.30
December 31, 2021	October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 31, 2021	December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 31, 2021	December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
			Total cash distributions	$1.89

_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the year ended December 31, 2021 and during the period from May 27, 2020 (commencement of operations) to December 31, 2020. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Taxable Income
The Company has elected to be treated, and intends to qualify each year, as a RIC under Subchapter M of the Code. As a RIC, the Company generally does not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that the Company timely distributes to its shareholders as dividends. Taxable income includes the Company’s taxable interest and other income, reduced by certain deductions, as well as taxable net realized capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as such gains or losses are not included in taxable income until they are realized.
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
It is the Company’s intention to distribute 100% of its annual taxable income to its shareholders and thus, no provision for income tax has been recorded in the Company’s consolidated statement of operations for year ended December 31, 2021 or for the period from May 27, 2020 (commencement of operations) to December 31, 2020.
In addition, for the year ended December 31, 2021 and during the period from May 27, 2020 (commencement of operations) to December 31, 2020, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to non-deductible excise taxes and organizational costs that were reclassified between the following components of net assets:

(in thousands)	For the Year Ended December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Paid-in capital in excess of par value	$(10)	$(141)
Undistributed net investment income	$10	$141
For income tax purposes, distributions paid to common shareholders are reported as ordinary income, return of capital, long term capital gains, or a combination thereof. During the year ended December 31, 2021, the Company distributed $13.1 million through four regular quarterly distributions and one special dividend to common shareholders. During the period from May 27, 2020 (commencement of operations) to December 31, 2020, the Company distributed $4.1 million through two regular quarterly distributions and one special dividend to common shareholders. The tax character of distributions paid for the year ended December 31, 2021 was $13.1 million from ordinary income. The tax character of distributions paid for the period from May 27, 2020 (commencement of operations) to December 31, 2020 was $4.1 million from ordinary income. The Company expects to distribute $1.5 million of undistributed taxable income in 2022 to meet its intention of distributing all of its taxable income earned in the calendar year 2021. There are no differences between book and tax cost as of December 31, 2021 or December 31, 2020. As of December 31, 2021 the Company had no capital loss carryforwards available to offset future realized capital gains.
As of December 31, 2021 and December 31, 2020, the components of distributable earnings on a tax basis are as follows:

(in thousands)	For the Year Ended December 31, 2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Undistributed ordinary income	$1,217	$1,251
Undistributed long-term capital gain/(loss) carryforward	273	—
Unrealized gains	4,929	1,433
Total	$6,419	$2,684
As of December 31, 2021 and December 31, 2020, the Company had $42,000 and $46,000 of accrued but unpaid U.S. federal excise tax, respectively.
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
Note 13. Selected Quarterly Financial Results
The following table sets forth selected quarterly financial data for the period from May 27, 2020 (commencement of operations) to June 30, 2020, for each of the three months ended September 30, 2020 and December 31, 2020, and for each quarter in the fiscal year ended December 31, 2021:

Selected Quarterly Financial Results (unaudited) (in thousands, except per share data)	For the Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Total investment and other income	$4,226	$5,236	$6,687	$10,309
Net investment income	$1,363	$2,051	$2,376	$5,542
Net realized gains	$63	$70	$44	$419
Net unrealized gains	$75	$1,148	$2,944	$761
Net increase in net assets resulting from operations	$1,501	$3,269	$5,364	$6,722

Basic and diluted net investment income per common share	$0.19	$0.27	$0.30	$0.45
Basic and diluted net increase in net assets per common share	$0.21	$0.43	$0.68	$0.54
Net asset value per common share at period end	$15.30	$15.43	$15.83	$15.67

Selected Quarterly Financial Results (unaudited) (in thousands, except per share data)	For the Period from May 27, 2020 (Commencement of Operations) to June 30, 2020	For the Three Months Ended
		September 30, 2020	December 31, 2020
Total investment and other income	$1,088	$3,115	$5,120
Net investment income	$848	$1,094	$2,079
Net realized gains	$6	$35	$1,343
Net unrealized gains	$229	$645	$559
Net increase in net assets resulting from operations	$1,083	$1,774	$3,981

Basic and diluted net investment income per common share	$0.12	$0.15	$0.29
Basic and diluted net increase in net assets per common share	$0.15	$0.25	$0.57
Net asset value per common share at period end	$14.85	$15.11	$15.08
Note 14. Subsequent Events
Capital Commitments

On January 24, 2022, the Company received $50.0 million of additional capital commitments to purchase shares of the Company’s common stock pursuant to a subscription agreement.
Issuances of Shares
On January 31, 2022, the Company issued and sold in a private offering 644,947 shares of its common stock, which share amount was based on the receipt of aggregate proceeds of $10.5 million minus the aggregate organizational expenses allocable to the participating investor. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
On February 11, 2022, the Company issued and sold in a private offering 3,305,322 shares of its common stock, which share amount was based on the receipt of aggregate proceeds of $52.5 million. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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
Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).
The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
Attestation Report of the Registered Public Accounting Firm
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2021 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2022 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
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
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2022 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2022 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2022 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2022 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

Report of Independent Registered Public Accounting Firm	75
Consolidated Statements of Assets and Liabilities as of December 31, 2021 and December 31, 2020	77
Consolidated Statements of Operations for the Year Ended December 31, 2021 and for the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020	78
Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2021 and for the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020	79
Consolidated Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020	80
Consolidated Schedules of Investments as of December 31, 2021 and December 31, 2020	81
Notes to Consolidated Financial Statements	102
(b)The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Purchase and Sale Agreement, dated as of May 27, 2020, by and among TriplePoint Global Venture Credit, LLC, and TriplePoint Capital LLC and TriplePoint Financial LLC(1)

3.1	Articles of Incorporation(2)

3.2	Articles Supplementary(3)

3.3	Bylaws(4)

4.1	Description of Securities(5)

10.1	Investment Advisory Agreement, dated as of May 27, 2020, between TriplePoint Private Venture Credit Inc. and TriplePoint Advisers LLC(6)

10.2	Administration Agreement, dated as of May 27, 2020, between TriplePoint Private Venture Credit Inc. and TriplePoint Administrator LLC(7)

10.3	License Agreement, dated as of May 27, 2020, between TriplePoint Capital LLC and TriplePoint Private Venture Credit Inc.(8)

10.4	Form of Common Stock Subscription Agreement(9)

10.5	Form of Custody Agreement by and among TriplePoint Private Venture Credit Inc., Subsidiaries and U.S. Bank N.A.(10)

10.6	Custody Agreement, dated as of April 14, 2020, between TriplePoint Private Venture Credit Inc. and MUFG Union Bank(11)

10.7	Form of Indemnification Agreement for Directors and Officers(12)

10.8
Form of Receivables Financing Agreement, dated as of July 15, 2020, among TPVC Funding Company LLC, TriplePoint Private Venture Credit Inc., individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, Deutsche Bank AG, New York Branch and MUFG Union Bank, N.A., as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, U.S. Bank National Association, as custodian, and Vervent Inc., as backup collateral manager(13)

10.9	Form of Receivables Sale and Contribution Agreement, dated as of July 15, 2020, between TriplePoint Private Venture Credit Inc., as seller, and TPVC Funding Company LLC, as purchaser(14)

10.10
Form of Pledge Agreement, dated as of July 15, 2020, by TriplePoint Private Venture Credit Inc. and TPVC Funding Company LLC in favor of Deutsche Bank AG, New York Branch, as facility agent, as facility agent(15)

10.11	Form of Omnibus Amendment to the Receivables Financing Agreement, dated September 11, 2020(16)

10.12	Second Amendment to Receivables Financing Agreement, dated as of July 9, 2021(17)

10.13	Third Amendment to Receivables Financing Agreement, dated as of November 5, 2021(*)

21.1	List of Subsidiaries(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)

99.1	Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Stockholder(s)(*)
(1)Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(2)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(3)Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(4)Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(5)Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-01327) filed on March 12, 2021.
(6)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(7)Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(8)Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(9)Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(10)Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10-12G (File No. 000-56116) filed on June 9, 2020.
(11)Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10-12G (File No. 000-56116) filed on June 9, 2020.
(12)Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10-12G (File No. 000-56116) filed on June 9, 2020.
(13)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.
(14)Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.
(15)Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.
(16)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on September 15, 2020.
(17)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on July 13, 2021.
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

TriplePoint Private Venture Credit Inc.
Date: March 8, 2022	By:	/s/ JAMES P. LABE
James P. Labe
Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	James P. Labe		March 8, 2022

By:	/s/ CHRISTOPHER M. MATHIEU	Chief Financial Officer (Principal Financial and Accounting Officer)
	Christopher M. Mathieu		March 8, 2022

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President, Secretary, Treasurer and Director
	Sajal K. Srivastava		March 8, 2022

By:	/s/ GILBERT E. AHYE	Director
	Gilbert E. Ahye		March 8, 2022

By:	/s/ STEPHEN A. CASSANI	Director
	Stephen A. Cassani		March 8, 2022

By:	/s/ CYNTHIA M. FORNELLI	Director
	Cynthia M. Fornelli		March 8, 2022