Form 10-Q
period 2022-03-31
TriplePoint Private Venture Credit Inc.
filed 2022-05-05
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of May 5, 2022, the registrant had 18,222,514 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments at fair value (amortized cost of $366,108 and $337,625, respectively)	$374,243	$343,984
Cash and cash equivalents	29,406	17,412
Restricted cash	944	3,660
Deferred credit facility costs	1,975	2,146
Prepaid expenses and other assets	305	447
Total assets	$406,873	$367,649

Liabilities
Revolving Credit Facility	$101,000	$133,500
Base management fee payable	1,073	798
Income incentive fee payable	1,853	1,444
Capital gains incentive fee payable	1,549	1,433
Dividend payable	16	—
Other accrued expenses and liabilities	6,288	10,712
Total liabilities	$111,779	$147,887
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	182	140
Paid-in capital in excess of par value	280,631	213,204
Total distributable earnings	14,281	6,418
Total net assets	$295,094	$219,762
Total liabilities and net assets	$406,873	$367,649

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	18,222,514	13,991,836
Net asset value per common share	$16.17	$15.67

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Investment income
Interest income from investments	$12,231	$4,214
Other income
Expirations / terminations of unfunded commitments	206	10
Other fees	325	2
Total investment and other income	12,762	4,226

Operating expenses
Base management fee	1,073	470
Income incentive fee	1,853	—
Capital gains incentive fee	116	—
Interest expense and amortization of fees	1,622	1,809
Administration agreement expenses	433	306
General and administrative expenses	369	278
Total operating expenses	5,466	2,863

Net investment income	7,296	1,363

Net realized and unrealized gains
Net realized gains/(losses) on investments	(1,192)	63
Net change in unrealized gains on investments	1,774	75
Net realized and unrealized gains	582	138

Net increase in net assets resulting from operations	$7,878	$1,501

Basic and diluted net investment income per common share	$0.45	$0.19
Basic and diluted net increase in net assets per common share	$0.48	$0.21
Basic and diluted weighted average shares of common stock outstanding	16,293,025	7,182,465

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance at December 31, 2020	7,001,667	$70	525	$—	$103,387	$2,684	$106,141
Issuance of common stock	501,347	5	—	—	7,695	—	7,700
Common stock distributions from distributable earnings	—	—	—	—	—	—	—
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	1,501	1,501
Balance at March 31, 2021	7,503,014	$75	525	$—	$111,082	$4,170	$115,327

Balance at December 31, 2021	13,991,836	$140	525	$—	$213,204	$6,418	$219,762
Issuance of common stock	4,230,678	42	—	—	67,427	—	67,469
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	7,878	7,878
Balance at March 31, 2022	18,222,514	$182	525	$—	$280,631	$14,281	$295,094

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$7,878	$1,501
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(54,383)	(24,813)
Principal payments and proceeds from investments	27,710	6,498
Payment-in-kind interest on investments	(195)	—
Net change in unrealized (gains) losses on investments	(1,774)	(75)
Net realized (gains) losses on investments	1,192	(63)
Amortization and accretion of premiums and discounts, net	(2,838)	(724)
Amortization of debt fees and issuance costs	185	122
Change in operating assets and liabilities:
Prepaid expenses and other assets	142	(103)
Base management fee payable	275	7
Income incentive fee payable	409	—
Capital gains incentive fee payable	116	—
Other accrued expenses and liabilities	(4,408)	(582)
Net cash used in operating activities	(25,692)	(18,232)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	30,000	—
Repayments under revolving credit facility	(62,500)	—
Proceeds from issuance of common stock	67,470	7,700
Net cash provided by provided by financing activities	34,970	7,700
Net change in cash, cash equivalents and restricted cash	9,278	(10,532)
Cash, cash equivalents and restricted cash at beginning of period	21,072	34,140
Cash, cash equivalents and restricted cash at end of period	$30,350	$23,608

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$29,406	$23,218
Restricted cash	944	390
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$30,350	$23,608

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,328	$1,672
Excise taxes paid	$32	$13

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of March 31, 2022
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$3,458	$3,513	$3,513	3/31/2024
Total Aerospace and Defense - 1.19%*			3,458	3,513	3,513

Business Applications Software
Filevine, Inc.	Growth Capital Loan (6.00% cash interest rate + 6.00% PIK, 5.50% EOT payment)(2)	4/20/2021	7,401	7,403	7,403	4/30/2025
Filevine, Inc.	Growth Capital Loan (6.00% cash interest rate + 6.00% PIK, 5.50% EOT payment)(2)	9/30/2021	3,092	3,061	3,061	9/30/2025
			10,493	10,464	10,464
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000	9,796	9,796	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	334	334	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	540	540	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	277	277	10/31/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)(2)	1/21/2022	347	339	339	1/31/2024
			11,510	11,286	11,286
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	4,206	4,324	4,288	11/30/2023
Tide Platform Limited(1)(3)	Revolver (8.00% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,839	1,707	1/13/2022
			5,974	6,163	5,995
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	1,985	1,985	12/31/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	1,985	1,985	12/31/2024
			4,000	3,970	3,970
Total Business Applications Software - 10.75%*			31,977	31,883	31,715

Business Products and Services
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,800	1,782	1,782	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 5.75% EOT payment)	11/18/2021	4,200	4,188	4,188	11/30/2023
			6,000	5,970	5,970
Certamen Ventures Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 7.75% floor, 3.00% EOT payment)	11/30/2021	6,945	6,885	6,885	5/31/2024
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)(2)	12/30/2021	5,000	4,864	4,864	12/31/2025
Elsker, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 7.25% floor, 6.25% EOT payment)(2)	1/19/2022	1,000	979	979	1/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	2/15/2022	1,940	1,893	1,893	8/31/2025
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	6,000	5,792	5,792	8/31/2024
Rally Network, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,500	2,507	2,507	10/28/2023
RedFish Labs, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 4.00% EOT payment)	1/14/2022	8,000	7,851	7,851	1/31/2025
RenoRun, Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)	12/30/2021	600	580	580	12/31/2025
RenoRun, Inc.(1)(3)	Convertible Note (4.00% interest rate)(2)	12/30/2021	300	300	300	12/30/2023
			900	880	880
Total Business Products and Services - 12.75%*			38,285	37,621	37,621

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	3,477	3,437	3,437	7/31/2023

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of March 31, 2022
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	263	260	260	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	315	310	310	8/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	10/6/2021	1,458	1,428	1,428	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	947	925	925	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	2,540	2,482	2,482	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	848	825	825	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	324	315	315	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	57	55	55	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	1,836	1,781	1,781	1/31/20224
			12,065	11,818	11,818
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	1,000	987	987	3/31/2027
Total Business/Productivity Software - 4.34%*			13,065	12,805	12,805

Computer Hardware
Grey Orange International Inc.	Growth Capital Loan (8.25% interest rate, 3.75% EOT payment)	9/24/2021	667	668	668	9/30/2022
Grey Orange International Inc.	Growth Capital Loan (10.75% interest rate, 5.25% EOT payment)	12/30/2021	3,333	3,248	3,248	6/30/2025
			4,000	3,916	3,916
Iris Automation, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 4.75% EOT payment)(2)	2/11/2022	1,000	968	968	2/28/2025
Total Computer Hardware - 1.66%*			5,000	4,884	4,884

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	4,000	4,042	4,042	10/31/2023
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	9/30/2021	6,000	5,927	5,927	9/30/2024
			10,000	9,969	9,969
The Aligned Company	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	6,000	5,954	5,954	4/30/2025
Total Consumer Finance - 5.40%*			16,000	15,923	15,923

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,502	2,482	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	983	983	6/30/2025
Total Consumer Non-Durables - 1.17%*			3,500	3,485	3,465

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	744	744	1/31/2025
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	9,822	9,822	5/31/2026
Clutter Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 6.00% EOT payment)	12/23/2020	1,769	1,806	1,806	12/31/2023
Clutter Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 7.00% EOT payment)	3/26/2021	3,271	3,333	3,333	3/31/2024
			5,040	5,139	5,139
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	750	744	744	9/30/2024
Everdrop GmbH(1)(3)	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 6.25% EOT payment)	2/24/2022	224	223	221	2/28/2025
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)	8/12/2021	4,000	3,960	3,960	8/31/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,677	1,677	12/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of March 31, 2022
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,300	3,300	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	5,031	5,031	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	5,024	5,024	12/31/2024
			15,000	15,032	15,032
Immersive Group Gaming LTD(1)(3)	Growth Capital Loan (10.00% interest rate, 5.25% EOT payment)	12/10/2021	3,000	2,893	2,893	12/31/2024
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 10.20% EOT payment)(2)	10/14/2021	1,260	1,218	1,218	10/13/2022
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	5,000	4,676	4,676	11/30/2025
			6,260	5,894	5,894
Nate, Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 4.25% floor, 0.50% EOT payment)(2)	3/3/2022	2,400	2,314	2,314	5/31/2023
Nate, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 6.00% floor, 1.00% EOT payment)(2)	3/3/2022	1,600	1,543	1,543	5/31/2023
			4,000	3,857	3,857
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	7/7/2021	3,000	2,989	2,989	7/31/2024
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	8/27/2021	1,500	1,487	1,487	8/31/2024
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	10/21/2021	1,500	1,484	1,484	10/31/2024
			6,000	5,960	5,960
Project 1920, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	100	99	99	3/25/2023
Spinn, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	1,000	991	991	8/31/2024
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,461	3,441	3,157	1/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	5/27/2021	1,748	1,727	1,569	5/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	1/31/2022	804	784	773	1/31/2026
			6,013	5,952	5,499
Total Consumer Products and Services - 20.62%*			62,137	61,310	60,855

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	7/21/2021	1,669	1,600	1,501	7/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	10/13/2021	1,450	1,371	1,371	10/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	11/19/2021	1,413	1,414	1,414	11/30/2024
Total Cultivation - 1.45%*			4,532	4,385	4,286

Database Software
SiSense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	12/28/2021	6,500	6,406	6,406	6/30/2024
Total Database Software - 2.17%*			6,500	6,406	6,406

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.50% EOT payment)	9/29/2021	15,000	14,847	14,847	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	7,500	7,580	7,580	3/31/2024
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	12/30/2021	2,500	2,411	2,411	6/30/2025
			10,000	9,991	9,991
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,496	4,496	12/31/2023
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	3,000	2,889	2,889	12/31/2024
TFG Holding, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)	3/31/2022	1,000	962	962	9/30/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of March 31, 2022
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
			8,500	8,347	8,347
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,477	6,477	11/30/2024
Total E-Commerce - Clothing and Accessories - 13.44%*			40,000	39,662	39,662

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,552	1,566	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	724	730	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,540	1,555	8/31/2024
Total E-Commerce - Personal Goods - 1.31%*			3,856	3,816	3,851

Energy
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	5,000	4,963	4,963	12/31/2024
Total Energy - 1.68%*			5,000	4,963	4,963

Food Products
AllPlants Ltd(1)(3)	Revolver (8.00% interest rate, 3.00% EOT payment)(2)	5/24/2021	1,291	1,320	1,236	5/5/2022
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	305	301	288	7/31/2025
			1,596	1,621	1,524
Feast Kitchen ApS(1)(3)	Growth Capital Loan (5.00% cash interest rate + 5.75% PIK interest, 10.00% EOT Payment)(2)	5/27/2020	1,318	1,466	1,460	6/30/2023
Feast Kitchen ApS(1)(3)	Growth Capital Loan (5.00% cash interest rate + 6.00% PIK interest, 10.00% EOT Payment)(2)	11/12/2020	529	537	534	5/31/2024
Feast Kitchen ApS(1)(3)	Growth Capital Loan (5.00% cash interest rate + 6.00% PIK interest, 10.00% EOT Payment)(2)	5/11/2021	825	805	800	11/30/2024
			2,672	2,808	2,794
Total Food Products - 1.46%*			4,268	4,429	4,318

Healthcare Services
Levels Health Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.25% floor, 2.00% EOT payment)	10/13/2021	727	721	721	10/31/2024
Total Healthcare Services - 0.24%*			727	721	721

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,115	5,115	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	5,018	5,018	12/31/2023
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	5,018	5,018	12/31/2023
Medly Health Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 6.75% EOT payment)	3/25/2022	10,500	10,316	10,316	9/30/2025
			20,500	20,352	20,352
Total Healthcare Technology Systems - 8.63%*			25,500	25,467	25,467

Home Furnishings
Feather Home Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 7.00% EOT payment)	10/15/2021	2,000	1,997	1,997	10/31/2024
Total Home Furnishings - 0.68%*			2,000	1,997	1,997

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 5.25% interest rate, 8.50% floor, 2.85% EOT payment)(2)	10/7/2021	3,010	2,987	2,987	6/30/2023
Total Human Capital Services - 1.01%*			3,010	2,987	2,987

Information Services (B2C)
Kasa Living, Inc.	Growth Capital Loan (9.25% interest rate, 6.75% EOT payment)(2)	1/28/2022	5,000	4,902	4,902	1/31/2026
Total Information Services (B2C) - 1.66%*			5,000	4,902	4,902

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of March 31, 2022
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,214	5,308	10/31/2023
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,607	2,654	10/31/2023
GoEuro Corp.(1)(3)	Convertible Note (5.00% interest rate)(2)	8/11/2020	75	75	75	2/11/2023
Total Infrastructure - 2.72%*			7,575	7,896	8,037

Life and Health Insurance
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	7,991	7,991	2/28/2025
Total Life and Health Insurance - 2.71%*			8,000	7,991	7,991

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (10.75% interest rate, 4.25% EOT payment)	7/1/2021	2,500	2,470	2,470	12/31/2024
Total Medical Software and Information Services - 0.84%*			2,500	2,470	2,470

Multimedia and Design Software
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	8/12/2021	2,500	2,455	2,455	2/29/2024
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	9/30/2021	1,500	1,421	1,421	3/31/2024
Total Multimedia and Design Software - 1.31%*			4,000	3,876	3,876

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.25% EOT payment)	4/30/2021	2,500	2,551	2,551	4/30/2024
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.25% EOT payment)	3/18/2022	4,923	4,873	4,873	4/30/2024
			7,423	7,424	7,424
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,205	2,162	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,205	2,162	11/30/2024
			4,536	4,410	4,324
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)	12/30/2021	4,000	3,929	3,929	6/30/2024
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	1,513	1,614	1,614	5/31/2023
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	1,513	1,614	1,614	5/31/2023
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	1,615	1,712	1,712	6/30/2023
			4,641	4,940	4,940
Ribbon Home, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.00% EOT payment)	6/25/2021	3,000	2,899	2,899	6/30/2024
Ribbon Home, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)	12/30/2021	2,000	1,933	1,933	12/31/2025
			5,000	4,832	4,832
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	2,040	2,049	3/31/2023
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	508	510	4/30/2023
			2,500	2,548	2,559
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	245	245	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	784	784	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	216	216	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	103	103	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	431	431	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	204	204	12/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of March 31, 2022
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	147	147	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,344	1,344	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	744	744	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	166	166	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	113	113	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	292	292	3/31/2025
			4,891	4,789	4,789
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/10/2021	2,400	2,330	2,330	12/31/2024
Total Real Estate Services - 11.90%*			35,391	35,202	35,127

Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	1,886	1,874	1,874	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,114	1,109	1,109	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,500	1,486	1,486	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,783	1,783	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,784	1,784	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	900	892	892	12/31/2024
Total Social/Platform Software - 3.03%*			9,000	8,928	8,928

Software Development Applications
Appex Group, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 5.00% EOT payment)(2)	1/21/2022	6,000	6,019	6,019	7/31/2024
Appex Group, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 10.50% EOT payment)(2)	1/21/2022	2,000	1,993	1,993	7/31/2025
Appex Group, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 10.50% EOT payment)(2)	1/21/2022	1,000	996	996	7/31/2025
Total Software Development Applications - 3.05%*			9,000	9,008	9,008

Total Debt Investments - 117.18%*			$349,281	$346,530	$345,778

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of March 31, 2022
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Warrant Investments(7)(8)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$765
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	92
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	66
Total Aerospace and Defense - 0.31%*				253	923

Business Applications Software
Blueboard Inc.	Common Stock(2)	3/11/2021	69,768	14	14
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	59
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	118
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	360
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	90
				450	450
Morty, Inc.	Preferred Stock(2)	10/1/2021	44,490	33	33
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	79
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	53
Total Business Applications Software - 0.31%*				720	908

Business Products and Services
Cardless Inc.	Common Stock	11/18/2021	12,903	28	56
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	99
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	544	3	3
				122	102
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	76
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	18
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	208
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	315
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	35
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	24
				374	374
RedFish Labs, Inc.	Preferred Stock	11/23/2021	53,862	122	122
RenoRun, Inc.(1)	Preferred Stock	12/30/2021	4,242	93	93
Total Business Products and Services - 0.36%*				929	1,049

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	156
Total Business to Business Marketplace - 0.05%*				156	156

Business/Productivity Software
Forum Brands, LLC	Preferred Stock	7/6/2021	2,960	146	205
Forum Brands, LLC	Preferred Stock	12/23/2021	2,714	188	188
				334	393
Idelic, Inc.	Preferred Stock(2)	12/10/2021	30,551	46	46
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	3
Total Business/Productivity Software - 0.15%*				383	442

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	21,686	18	18

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of March 31, 2022
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	62,874	77	77
Iris Automation, Inc.	Preferred Stock(2)	2/11/2022	43,365	24	24
Grey Orange International Inc.	Preferred Stock	3/16/2021	13,940	92	59
Total Computer Hardware - 0.06%*				211	178

Consumer Finance
Activehours, Inc.	Preferred Stock	10/8/2020	49,296	129	181
Activehours, Inc.	Preferred Stock	9/30/2021	6,162	16	23
				145	204
Cherry Technologies Inc.	Preferred Stock(2)	11/23/2021	31,212	78	78
Embed Financial Technologies Inc.	Preferred Stock(2)	9/21/2021	—	10	10
The Aligned Company	Preferred Stock	10/21/2021	17,564	50	818
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	136,869	44	772
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	54
Total Consumer Finance - 0.66%*				381	1,936

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	21
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	14
Total Consumer Non-Durables - 0.01%*				35	35

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	9,370	7	7
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	235
Clutter Inc.	Preferred Stock	9/30/2020	19,649	113	113
Dance Gmbh(1)(3)	Preferred Stock(2)	3/31/2022	35	37	37
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	1,143	6	6
Ever/Body, Inc.	Preferred Stock	9/7/2021	188,283	92	75
Foodology, Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	12
Good Eggs, Inc.	Preferred Stock	8/12/2021	330,124	81	158
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	164
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	42
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	31
				130	237
Immersive Group Gaming LTD(1)	Preferred Stock	7/12/2021	309,547	83	145
JOKR S.a.r.l.(1)(3)	Preferred Stock	10/14/2021	20,944	536	536
Nate, Inc.	Preferred Stock(2)	12/31/2021	26,506	115	29
Project 1920, Inc.	Preferred Stock	3/25/2022	4,033	2	2
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	10
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	25
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	166
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	9,510	41	50
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				50	59
Total Consumer Products and Services - 0.65%*				1,551	1,907

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock(2)	5/27/2020	1,278	1,236	3,426
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	7/16/2021	62	133	126
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	10/12/2021	52	107	105
Total Cultivation - 1.24%*				1,476	3,657

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	211
Total Database Software - 0.08%*				116	232

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of March 31, 2022
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	217
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	363
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	195
TFG Holding, Inc.	Common Stock	3/31/2022	9,360	26	26
				275	221
Trendly, Inc.	Preferred Stock	5/27/2021	166,036	100	204
Total E-Commerce - Clothing and Accessories - 0.34%*				892	1,005

E-Commerce - Personal Goods
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	589
Total E-Commerce - Personal Goods - 0.20%*				589	589

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	77
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	593
Total Energy - 0.23%*				114	670

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	4,635	77	40
Feast Kitchen Inc.(1)(3)	Preferred Stock(2)	5/27/2020	29,145	126	34
Feast Kitchen Inc.(1)(3)	Preferred Stock(2)	9/14/2020	36,893	59	53
				185	87
Total Food Products - 0.04%*				262	127

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	37
The Pill Club Holding, Inc.	Common Stock(2)	12/31/2021	60,977	61	61
Total Healthcare Services - 0.03%*				99	99

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	45,089	109	109
Calibrate Health, Inc.	Preferred Stock(2)	10/19/2021	9,337	12	12
				121	121
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	292
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	542
Medly Health Inc.	Preferred Stock	3/25/2022	220,479	83	83
				278	625
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.50%*				786	1,467

Home Furnishings
Feather Home Inc.	Preferred Stock	5/27/2020	33,910	138	146
Feather Home Inc.	Preferred Stock	10/8/2021	8,812	24	24
				162	170
Petra Living, Inc.	Preferred Stock	6/9/2021	76,783	48	75
Petra Living, Inc.	Preferred Stock	8/24/2021	38,391	24	38
Petra Living, Inc.	Preferred Stock	10/19/2021	38,391	17	38
				89	151
Total Home Furnishings - 0.11%*				251	321

Household Products

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of March 31, 2022
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	105
Total Household Products - 0.04%*				72	105

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	109,704	64	64
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	12
Total Human Capital Services - 0.14%*				262	412

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	88
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	72
Total Information Services (B2C) - 0.05%*				154	160

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	55
Total Infrastructure - 0.02%*				90	55

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	70,225	14	14
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	81
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	81
Total Life and Health Insurance - 0.06%*				105	176

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	48
Total Medical Software and Information Services - 0.02%*				48	48

Multimedia and Design Software
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	80
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	105
				185	185
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	6,941	7	7
Total Multimedia and Design Software - 0.07%*				192	192

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.06%*				180	180

Other Financial Services
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	166
Total Other Financial Services - 0.06%*				173	166

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	6
Common Living Inc.	Preferred Stock	5/27/2020	729,380	185	160
Common Living Inc.	Preferred Stock	4/30/2021	107,718	29	23
Common Living Inc.	Preferred Stock	3/18/2022	282,815	59	59
				273	242
Demain ES(1)(3)	Preferred Stock	12/30/2021	2,127	105	103
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	148
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	198
Ribbon Home, Inc.	Common Stock	3/5/2021	24,280	226	226
Ribbon Home, Inc.	Common Stock	12/30/2021	7,670	71	71
				297	297

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of March 31, 2022
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	55,098	75	75
YDC, Inc.	Preferred Stock	12/10/2021	12,244	56	56
Total Real Estate Services - 0.96%*				1,570	2,832

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	42,936	30	33
Sylva, Inc.	Preferred Stock	12/21/2021	42,940	30	192
				60	225
Total Social/Platform Software - 0.08%*				103	250

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	14,621	—	—
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	144
Total Software Development Applications - 0.05%*				65	144

Total Warrant Investments - 7.02%*				$12,373	$20,718

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of March 31, 2022
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$92
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	144
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	484
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	100
Total Business Applications Software - 0.28%*				828	820

Business Products and Services
Certamen Ventures, Inc.	Preferred Stock(2)	3/4/2022	97,195	200	200
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	2/15/2022	48	570	557
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Business Products and Services - 0.27%*				820	807

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	22,107	450	450
Total Business to Business Marketplace - 0.15%*				450	450

Business/Productivity Software
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	90
Total Business/Productivity Software - 0.03%*				90	90

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	114
Embed Financial Technologies Inc.	Preferred Stock(2)	9/24/2021	12,195	125	125
Total Consumer Finance - 0.08%*				225	239

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	274
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	188
				331	462
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	67	375	375
Loyalty Ventures, Inc.	Common Stock(2)(10)	11/5/2021	2,713	115	45
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	56,023	168	174
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.50%*				1,339	1,478

E-Commerce - Personal Goods
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	58
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	82
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	62
Total E-Commerce - Personal Goods - 0.07%*				106	202

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.10%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	167
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	700
Total Energy - 0.29%*				867	867

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	333

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of March 31, 2022
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Medly Health Inc.	Preferred Stock(2)	8/12/2021	209,979	250	267
Total Healthcare Services - 0.20%*				583	600

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	6
Total Healthcare Technology Systems - 0.00%*				13	6

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	80
Total Life and Health Insurance - 0.03%*				80	80

Other Financial Services
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	964
Total Other Financial Services - 0.33%*				690	964

Real Estate Services
Ribbon Home, Inc.	Preferred Stock(2)	6/29/2021	31,149	500	500
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	100
Total Real Estate Services - 0.20%*				600	600

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	250
Total Software Development Applications - 0.08%*				250	250

Total Equity Investments - 2.63%*				$7,205	$7,747

Total Investments in Portfolio Companies - 126.82%*(4)				$366,108	$374,243

Total Investments - 126.82%*(5)				$366,108	$374,243
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2022, non-qualifying assets represented 12.7% of the Company’s total assets, at fair value.
(2)As of March 31, 2022, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of March 31, 2022, the Company’s portfolio company investments that were subject to restrictions on sales totaled $374.2 million at fair value and represented 126.8% of the Company’s net assets. In addition, unless otherwise indicated, as of March 31, 2022, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)Except for equity in one public company, as denoted by footnote 10 to this Schedule of Investments, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $9.6 million, $1.5 million and $8.1 million, respectively, for the March 31, 2022 investment portfolio. The tax cost of investments is $366.1 million.
(7)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(8)Non-income producing investments.
(9)Acquisition date represents the date of the investment in the portfolio investment.
(10)Investment is publicly traded and listed on the New York Stock Exchange and is not subject to restrictions on sales.
*    Value as a percentage of net assets.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal		Cost(6)		Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$3,855		$3,867		$3,867	3/31/2024
Total Aerospace and Defense - 1.76%*			3,855		3,867		3,867

Business Applications Software
Filevine, Inc.	Growth Capital Loan (6.00% cash interest rate + 6.00% PIK, 5.50% EOT payment)(2)	4/20/2021	7,291		7,269		7,269	4/30/2025
Filevine, Inc.	Growth Capital Loan (6.00% cash interest rate + 6.00% PIK, 5.50% EOT payment)(2)	9/30/2021	3,046		3,012		3,012	9/30/2025
			10,337	—	10,281	—	10,281
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000		9,714		9,714	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338		332		332	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547		536		536	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278		276		276	10/31/2023
			11,163		10,858		10,858
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	4,780		4,850		4,948	11/30/2023
Tide Platform Limited(1)(3)	Revolver (8.00% interest rate, 4.00% EOT payment)	2/22/2021	1,768		1,839		1,756	1/13/2022
			6,548		6,689		6,704
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000		1,976		1,976	12/31/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000		1,976		1,976	12/31/2024
			4,000		3,952		3,952
Total Business Applications Software - 14.47%*			32,048		31,780		31,795

Business Products and Services
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,800		1,776		1,776	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 6.50% floor, 5.75% EOT payment)	11/18/2021	4,200		4,155		4,155	11/30/2023
			6,000		5,931		5,931
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)(2)	12/30/2021	5,000		4,832		4,832	12/31/2025
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	6,000		5,711		5,711	8/31/2024
Rally Network, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,500		2,488		2,488	10/28/2023
RenoRun, Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)	12/30/2021	600		577		577	12/31/2025
RenoRun, Inc.(1)(3)	Convertible Note (4.00% interest rate)(2)	12/30/2021	300		300		300	12/30/2023
			900		877		877
Total Business Products and Services - 9.03%*			20,400		19,839		19,839

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	3,477		3,408		3,408	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	263		257		257	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	315		308		308	8/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	10/6/2021	1,458		1,416		1,416	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	947		918		918	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	2,540		2,461		2,461	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	848		818		818	12/31/2023

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	324	312	312	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	57	55	55	12/31/2023
Total Business/Productivity Software - 4.53%*			10,229	9,953	9,953

Computer Hardware
Grey Orange International Inc.	Growth Capital Loan (8.25% interest rate, 3.75% EOT payment)	9/24/2021	667	657	657	9/30/2022
Grey Orange International Inc.	Growth Capital Loan (10.75% interest rate, 5.25% EOT payment)	12/30/2021	3,333	3,224	3,224	6/30/2025
			4,000	3,881	3,881
Swift Navigation, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.25% floor, 4.25% EOT payment)	8/7/2020	380	387	387	8/31/2023
Swift Navigation, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.25% floor, 4.25% EOT payment)	7/27/2021	2,000	1,964	1,964	7/31/2024
			2,380	2,351	2,351
Total Computer Hardware - 2.84%*			6,380	6,232	6,232

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	4,000	4,018	4,018	10/31/2023
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	9/30/2021	6,000	5,895	5,895	9/30/2024
			10,000	9,913	9,913
Thingy Thing Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	6,000	5,916	5,916	4/30/2025
Total Consumer Finance - 7.20%*			16,000	15,829	15,829

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,486	2,486	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	976	976	6/30/2025
Total Consumer Non-Durables - 1.58%*			3,500	3,462	3,462

Consumer Products and Services
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	9,769	9,769	5/31/2026
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	12/23/2020	2,000	2,017	2,017	12/31/2023
Clutter Inc.	Growth Capital Loan (9.00% interest rate, 7.00% EOT payment)	3/26/2021	3,640	3,661	3,661	3/31/2024
			5,640	5,678	5,678
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	750	741	741	9/30/2024
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)	8/12/2021	4,000	3,928	3,928	8/31/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,667	1,667	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,276	3,276	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	4,997	4,997	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	4,990	4,990	12/31/2024
			15,000	14,930	14,930
Immersive Group Gaming LTD(1)(3)	Growth Capital Loan (10.00% interest rate, 5.25% EOT payment)	12/10/2021	3,000	2,864	2,864	12/31/2024
JOKR(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 10.20% EOT payment)(2)	10/14/2021	1,260	1,191	1,191	10/13/2022
JOKR(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 6.00% EOT payment)	11/3/2021	5,000	4,634	4,634	11/30/2025
			6,260	5,825	5,825
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	7/7/2021	3,000	2,960	2,960	7/31/2024
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	8/27/2021	1,500	1,473	1,473	8/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	10/21/2021	1,500	1,471	1,471	10/31/2024
			6,000	5,904	5,904
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,461	3,423	3,204	1/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	5/27/2021	1,748	1,717	1,593	5/31/2025
			5,209	5,140	4,797
Total Consumer Products and Services - 24.77%*			55,859	54,779	54,779

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	76	206	213	1/31/2022
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	51	93	96	2/28/2022
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	378	587	606	3/31/2022
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	7/21/2021	1,776	1,677	1,606	7/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	10/13/2021	1,450	1,348	1,348	10/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	11/19/2021	1,413	1,403	1,403	11/30/2024
Total Cultivation - 2.40%*			5,144	5,314	5,272

Database Software
SiSense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	12/28/2021	6,500	6,343	6,343	6/30/2024
Total Database Software - 2.89%*			6,500	6,343	6,343

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.50% EOT payment)	9/29/2021	15,000	14,738	14,738	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	7,500	7,514	7,514	3/31/2024
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	12/30/2021	2,500	2,392	2,392	6/30/2025
			10,000	9,906	9,906
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,455	4,455	12/31/2023
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	3,000	2,866	2,866	12/31/2024
			7,500	7,321	7,321
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,434	6,434	11/30/2024
Total E-Commerce - Clothing and Accessories - 17.47%*			39,000	38,399	38,399

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,540	1,555	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	718	725	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,528	1,543	8/31/2024
Total E-Commerce - Personal Goods - 1.74%*			3,856	3,786	3,823

Energy
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	5,000	4,941	4,941	12/31/2024
Total Energy - 2.25%*			5,000	4,941	4,941

Food Products
AllPlants Ltd(1)(3)	Revolver (8.00% interest rate, 3.00% EOT payment)(2)	5/24/2021	1,291	1,295	1,248	5/5/2022
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	305	298	294	7/31/2025
			1,596	1,593	1,542

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Feast Kitchen ApS(1)(3)	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 10.00% EOT payment)(2)	5/27/2020	1,302	1,431	1,423	6/30/2023
Feast Kitchen ApS(1)(3)	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)(2)	11/12/2020	522	522	519	5/31/2024
Feast Kitchen ApS(1)(3)	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)(2)	5/11/2021	812	782	776	11/30/2024
			2,636	2,735	2,718
Total Food Products - 1.94%*			4,232	4,328	4,260

Healthcare Services
Levels Health Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.25% floor, 2.00% EOT payment)	10/13/2021	727	719	719	10/31/2024
Total Healthcare Services - 0.33%*			727	719	719

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,077	5,077	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,974	4,974	12/31/2023
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,974	4,974	12/31/2023
			10,000	9,948	9,948
Total Healthcare Technology Systems - 6.84%*			15,000	15,025	15,025

Home Furnishings
Feather Home Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 9.50% floor, 7.00% EOT payment)	5/27/2020	442	606	606	3/31/2022
Feather Home Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 7.00% EOT payment)	10/15/2021	2,000	1,980	1,980	10/31/2024
Total Home Furnishings - 1.18%*			2,442	2,586	2,586

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 5.25% interest rate, 8.50% floor, 2.85% EOT payment)(2)	10/7/2021	3,010	2,968	2,968	6/30/2023
Total Human Capital Services - 1.35%*			3,010	2,968	2,968

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,177	5,291	10/31/2023
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,589	2,645	10/31/2023
GoEuro Corp.(1)(3)	Convertible Note (5.00% interest rate)(2)	8/11/2020	75	75	75	2/11/2023
Total Infrastructure - 3.65%*			7,575	7,841	8,011

Life and Health Insurance
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	7,947	7,947	2/28/2025
Total Life and Health Insurance - 3.62%*			8,000	7,947	7,947

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (10.75% interest rate, 4.25% EOT payment)	7/1/2021	2,500	2,455	2,455	12/31/2024
Total Medical Software and Information Services - 1.12%*			2,500	2,455	2,455

Multimedia and Design Software
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	8/12/2021	2,500	2,426	2,426	2/29/2024
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	9/30/2021	1,500	1,397	1,397	3/31/2024
Total Multimedia and Design Software - 1.74%*			4,000	3,823	3,823

Other Financial Services
N26 GmbH(1)(3)	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 4.00% EOT payment)	9/14/2021	14,815	14,739	14,151	9/30/2022
Total Other Financial Services - 6.44%*			14,815	14,739	14,151

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 7.25% EOT payment)	5/27/2020	4,482	4,677	4,677	4/30/2023
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.25% EOT payment)	4/30/2021	2,500	2,529	2,529	4/30/2024
			6,982	7,206	7,206
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,187	2,188	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,188	2,188	11/30/2024
			4,536	4,375	4,376
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)	12/30/2021	4,000	3,887	3,887	6/30/2024
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	1,815	1,901	1,901	5/31/2023
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	1,815	1,901	1,901	5/31/2023
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	1,916	1,997	1,997	6/30/2023
			5,546	5,799	5,799
Ribbon Home, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.00% EOT payment)	6/25/2021	3,000	2,847	2,847	6/30/2024
Ribbon Home, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.75% EOT payment)	12/30/2021	2,000	1,919	1,919	12/31/2025
			5,000	4,766	4,766
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	2,019	2,030	3/31/2023
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	503	505	4/30/2023
			2,500	2,522	2,535
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	244	244	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	779	779	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	214	214	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	102	102	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	428	428	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	203	203	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	146	146	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,336	1,336	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	740	740	12/31/2024
			4,305	4,192	4,192
YDC Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/10/2021	2,400	2,313	2,313	12/31/2024
Total Real Estate Services - 15.96%*			35,269	35,060	35,074

Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	1,886	1,869	1,869	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,114	1,104	1,104	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,500	1,479	1,479	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,775	1,775	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,777	1,777	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	900	888	888	12/31/2024
Total Social/Platform Software - 4.05%*			9,000	8,892	8,892

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Software Development Applications
Forte Labs, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.00% EOT payment)	12/31/2020	2,500	2,535	2,541	6/30/2022
Total Software Development Applications - 1.16%*			2,500	2,535	2,541

Sports Betting
Certamen Ventures Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 7.75% floor, 3.00% EOT payment)	11/30/2021	6,945	6,851	6,851	5/31/2024
Total Sports Betting - 3.12%*			6,945	6,851	6,851

Total Debt Investments - 145.38%*			$323,786	$320,292	$319,493

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Warrant Investments(7)(8)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock	5/27/2020	70,959	$95	$765
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	92
Total Aerospace and Defense - 0.39%*				187	857

Business Applications Software
Blueboard Inc.	Common Stock(2)	3/11/2021	69,768	14	14
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	59
Filevine, Inc.	Preferred Stock(2)	4/20/2021	10,472	15	92
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	360
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	90
				450	450
Morty, Inc.	Preferred Stock(2)	10/1/2021	44,490	65	65
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	82
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	10
Total Business Applications Software - 0.40%*				752	874

Business Products and Services
Cardless Inc.	Common Stock	11/18/2021	12,903	28	28
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	119
Elsker Inc.	Preferred Stock(2)	9/1/2021	17,746	9	9
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	130
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	315
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	35
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	24
				374	374
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	24,483	56	56
RenoRun, Inc.(1)	Preferred Stock	12/30/2021	4,242	93	93
Total Business Products and Services - 0.37%*				809	809

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	156
Total Business to Business Marketplace - 0.07%*				156	156

Business/Productivity Software
Forum Brands, LLC	Preferred Stock	7/6/2021	2,960	146	204
Forum Brands, LLC	Preferred Stock	12/23/2021	2,714	188	188
				334	392
Idelic, Inc.	Preferred Stock(2)	12/10/2021	30,551	46	46
Total Business/Productivity Software - 0.20%*				380	438

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	21,686	18	18
Swift Navigation, Inc.	Preferred Stock	7/30/2020	62,874	77	77
Grey Orange International Inc.	Preferred Stock	3/16/2021	13,940	92	92
Total Computer Hardware - 0.09%*				187	187

Consumer Finance

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Activehours, Inc.	Preferred Stock	10/8/2020	49,296	129	181
Activehours, Inc.	Preferred Stock	9/30/2021	6,162	16	23
				145	204
Cherry Technologies Inc.	Preferred Stock(2)	11/23/2021	31,212	78	78
Embed Financial Technologies Inc.	Preferred Stock(2)	9/21/2021	—	10	10
Thingy Thing Inc.	Preferred Stock	10/21/2021	17,564	50	50
Upgrade, Inc.	Preferred Stock	5/27/2020	136,869	44	772
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	54
Total Consumer Finance - 0.53%*				381	1,168

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	21
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	14
Total Consumer Non-Durables - 0.02%*				35	35

Consumer Products and Services
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	139
Clutter Inc.	Preferred Stock	9/30/2020	19,649	113	113
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ever/Body, Inc.	Preferred Stock	9/7/2021	188,283	92	75
Good Eggs, Inc.	Preferred Stock	8/12/2021	330,124	81	106
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	164
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	42
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	31
				130	237
Immersive Group Gaming LTD(1)	Preferred Stock	7/12/2021	309,547	83	145
JOKR(1)(3)	Preferred Stock	10/14/2021	20,944	536	536
Nate, Inc.	Preferred Stock(2)	12/31/2021	26,506	115	115
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	25
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	169
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	9,510	41	50
Total Consumer Products and Services - 0.80%*				1,468	1,765

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	5/27/2020	1,278	1,229	3,489
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	7/16/2021	62	133	128
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	10/12/2021	52	107	107
Total Cultivation - 1.69%*				1,469	3,724

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	95
Total Database Software - 0.05%*				116	116

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	217
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	300
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	257
Trendly, Inc.	Preferred Stock	5/27/2021	166,036	100	100
Total E-Commerce - Clothing and Accessories - 0.40%*				866	874

E-Commerce - Personal Goods
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	589
Total E-Commerce - Personal Goods - 0.27%*				589	589

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.09%*				50	192

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	15,405	38	38
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	37
Total Energy - 0.03%*				75	75

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	6,854	77	60
Feast Kitchen Inc.(1)(3)	Preferred Stock(2)	5/27/2020	29,145	126	34
Feast Kitchen Inc.(1)(3)	Preferred Stock(2)	9/14/2020	36,893	59	53
				185	87
Total Food Products - 0.07%*				262	147

Healthcare Services
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	37
The Pill Club Holding, Inc.	Common Stock(2)	12/31/2021	60,977	24	24
Total Healthcare Services - 0.03%*				61	61

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	45,089	109	109
Calibrate Health, Inc.	Preferred Stock(2)	10/19/2021	9,337	12	12
				121	121
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	261
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	542
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.62%*				703	1,353

Home Furnishings
Feather Home Inc.	Preferred Stock	5/27/2020	33,910	138	146
Feather Home Inc.	Preferred Stock	10/8/2021	8,812	24	24
				162	170
Petra Living, Inc.	Preferred Stock	6/9/2021	76,783	48	75
Petra Living, Inc.	Preferred Stock	8/24/2021	38,391	24	38
Petra Living, Inc.	Preferred Stock	10/19/2021	38,391	17	17
				89	130
Total Home Furnishings - 0.14%*				251	300

Household Products
Grove Collaborative, Inc.	Preferred Stock	5/27/2020	33,038	72	105
Total Household Products - 0.05%*				72	105

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	109,704	64	64
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	12
Total Human Capital Services - 0.19%*				262	412

Information Services (B2C)
Cleo AI Ltd(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	88
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	10,333	29	29
Total Information Services (B2C) - 0.05%*				111	117

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	55
Total Infrastructure - 0.03%*				90	55

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock	5/27/2020	5,344	57	81

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	81
Total Life and Health Insurance - 0.07%*				91	162

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	48
Total Medical Software and Information Services - 0.02%*				48	48

Multimedia and Design Software
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	80
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	105
				185	185
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	6,941	7	7
Total Multimedia and Design Software - 0.09%*				192	192

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.08%*				180	180

Other Financial Services
N26 GmbH(1)(3)	Preferred Stock	10/15/2021	6	173	169
Total Other Financial Services - 0.08%*				173	169

Real Estate Services
Common Living Inc.	Preferred Stock	5/27/2020	729,380	185	204
Common Living Inc.	Preferred Stock	4/30/2021	107,718	28	28
				213	232
Demain ES(1)(3)	Preferred Stock	12/30/2021	2,127	105	105
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	148
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	198
Ribbon Home, Inc.	Common Stock	3/5/2021	24,280	226	226
Ribbon Home, Inc.	Common Stock	12/30/2021	7,670	71	71
				297	297
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	55,098	75	75
YDC, Inc.	Preferred Stock	12/10/2021	12,244	56	56
Total Real Estate Services - 1.28%*				1,504	2,818

Social/Platform Software
ClassPass Inc.	Preferred Stock	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	42,936	30	30
Sylva, Inc.	Preferred Stock	12/21/2021	42,940	30	30
				60	60
Total Social/Platform Software - 0.04%*				103	85

Software Development Applications
Appex Group, Inc.	Preferred Stock	11/15/2021	14,621	—	—
Forte Labs, Inc.	Preferred Stock	12/30/2020	318,571	65	144
Total Software Development Applications - 0.07%*				65	144

Sports Betting
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	42
Total Sports Betting - 0.02%*				42	42

Total Warrant Investments - 8.35%*				$11,841	$18,360

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$92
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	517	501
Total Business Applications Software - 0.27%*				587	593

Business Products and Services
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Business Products and Services - 0.02%*				50	50

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	22,107	450	450
Total Business to Business Marketplace - 0.20%*				450	450

Business/Productivity Software
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	90
Total Business/Productivity Software - 0.04%*				90	90

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	114
Embed Financial Technologies Inc.	Preferred Stock(2)	9/24/2021	12,195	125	125
Total Consumer Finance - 0.11%*				225	239

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	274
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	187
				331	461
JOKR(1)(3)	Preferred Stock(2)	12/7/2021	67	375	375
Loyalty Ventures, Inc.	Common Stock(2)(10)	11/5/2021	2,713	115	82
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	56,023	168	182
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.69%*				1,339	1,522

E-Commerce - Personal Goods
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	58
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	82
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	62
Total E-Commerce - Personal Goods - 0.09%*				106	202

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	199	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.13%*				265	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	167
Total Energy - 0.08%*				167	167

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	332	332
Medly Health Inc.	Preferred Stock(2)	8/12/2021	209,979	249	266
Total Healthcare Services - 0.27%*				581	598

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	12	12
Total Healthcare Technology Systems - 0.01%*				12	12

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	80
Total Life and Health Insurance - 0.04%*				80	80

Other Financial Services
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	984
Total Other Financial Services - 0.45%*				690	984

Real Estate Services
Ribbon Home, Inc.	Preferred Stock(2)	6/29/2021	31,149	500	500
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	100
Total Real Estate Services - 0.27%*				600	600

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	250
Total Software Development Applications - 0.11%*				250	250

Total Equity Investments - 2.79%*				$5,492	$6,131

Total Investments in Portfolio Companies - 156.52%*(4)				$337,625	$343,984

Total Investments - 156.52%*(5)				$337,625	$343,984
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
Notes applicable to the debt investments presented in the foregoing tables:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the Prime rate (“Prime”) as of March 31, 2022 and December 31, 2021, Prime was 3.50% and 3.25%, respectively. As of March 31, 2022, approximately 71.1%, or $248.5 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2021, approximately 69.1%, or $223.7 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.

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
March 31, 2022
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
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented have been included and all intercompany account balances and transactions have been eliminated. Certain items in the prior period’s consolidated financial statements have been conformed to the current period’s presentation. These presentation changes, if any, did not impact any prior amounts of reported total assets, total liabilities, net assets or results of operations.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”), on March 8, 2022, including the significant accounting policies described in “Note 2. Significant Accounting Policies” in the Company’s consolidated financial statements included therein.
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below:

Base Management and Incentive Fees (in thousands)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Base management fee	$1,073	$470
Income incentive fee	$1,853	$—
Capital gains incentive fee	$116	$—
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
For the three months ended March 31, 2022 and 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.4 million and $0.3 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of March 31, 2022 and December 31, 2021. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$345,778	$345,778	$—	$—	$319,493	$319,493
Warrant investments	—	—	20,718	20,718	—	—	18,360	18,360
Equity investments	45	—	7,702	7,747	82	—	6,049	6,131
Total investments	$45	$—	$374,198	$374,243	$82	$—	$343,902	$343,984
The following table shows information about Level 3 investments measured at fair value for the three months ended March 31, 2022 and the year ended December 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2021	$319,493	$18,360	$6,049	$343,902
Funding and purchases of investments, at cost	52,139	531	1,713	54,383
Principal payments and sale proceeds received from investments	(27,710)	—	—	(27,710)
Amortization and accretion of premiums and discounts, net and end-of term payments	1,615	—	—	1,615
Realized gains on investments	—	—	—	—
Net change in unrealized gains (losses) included in earnings	46	1,827	(60)	1,813
Payment-in-kind coupon	195	—	—	195
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of March 31, 2022	$345,778	$20,718	$7,702	$374,198

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2022	$—	$—	$—	$—

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2021	$114,261	$4,819	$785	$119,865
Funding and purchases of investments, at cost	263,360	7,631	4,592	275,583
Principal payments and sale proceeds received from investments	(60,368)	(182)	—	(60,550)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,311	—	—	3,311
Realized gains on investments	—	117	—	117
Net change in unrealized gains (losses) included in earnings	(1,753)	5,975	672	4,894
Payment-in-kind coupon	682	—	—	682
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of December 31, 2021	$319,493	$18,360	$6,049	$343,902

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2021	$(1,468)	$5,965	$672	$5,169
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the three months ended March 31, 2022 or the year ended December 31, 2021.
Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the three months ended March 31, 2022, the Company recognized a net realized loss of $1.2 million, primarily relating to foreign currency. For the three months ended March 31, 2021, the Company recognized a net realized gain of $0.1 million.
Unrealized gains and losses are included in “net change in unrealized gains on investments” in the consolidated statements of operations.

Net change in unrealized gains during the three months ended March 31, 2022 and March 31, 2021 were $1.8 million and $0.1 million, respectively, resulting primarily from market rate adjustments. The following table shows a summary of quantitative information about the Level 3 fair value measurements of investments as of March 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	March 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$345,778	Discounted Cash Flows	Discount Rate	4.49% - 32.31%	14.99%
Warrant investments	20,718	Black Scholes Option Pricing Model	Revenue Multiples	0.46x - 56.90x	7.28x
			Volatility	45.00% - 80.00%	65.83%
			Term	1.00 - 5.50 Years	3.64 Years
			Risk Free Rate	0.15% - 2.53%	2.34%
Equity investments	7,702	Black Scholes Option Pricing Model	Volatility	50.00% - 80.00%	62.50%
			Term	2.5 - 5.0 Years	3.28 Years
			Risk Free Rate	0.35% - 2.52%	0.94%
			Revenue Multiples	2.75x - 5.75x	6.55x
Total investments	$374,198

Level 3 Investments (dollars in thousands)	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$319,493	Discounted Cash Flows	Discount Rate	4.10% - 27.86%	14.91%
Warrant investments	18,360	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	7.68x
			Volatility	45.00% - 80.00%	66.16%
			Term	2.00 - 5.50 Years	3.67 Years
			Risk Free Rate	0.15% - 1.31%	1.03%
			EBITDA Multiples	6.14x - 25.07x	15.15x
Equity investments	6,049	Black Scholes Option Pricing Model	Volatility	50.00% - 80.00%	62.31%
			Term	2.50 - 5.00 Years	3.40 Years
			Risk Free Rate	0.35% - 1.12%	0.91%
			Revenue Multiples	2.75x - 5.75x	6.60x
Total investments	$343,902
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
As of each of March 31, 2022 and December 31, 2021, the Company had no delinquencies and no credit losses on any of its debt investments.
Note 6. Borrowings
The following table shows the Company's outstanding debt as of March 31, 2022 and December 31, 2021:

Liability (in thousands)	March 31, 2022			December 31, 2021
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$200,000	$101,000	$99,000	$200,000	$133,500	$66,500
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Revolving Credit Facility
Interest cost	$1,284	$546
Unused fee	153	1,126
Amortization of costs and other fees	185	137
Revolving Credit Facility Total	$1,622	$1,809

Total interest expense and amortization of fees	$1,622	$1,809
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
As of March 31, 2022 and December 31, 2021, the Company had outstanding borrowings under the Credit Facility of $101.0 million and $133.5 million, respectively, excluding deferred credit facility costs of $2.0 million and $2.1 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three months ended March 31, 2022 and March 31, 2021, the Company had average outstanding borrowings under the Credit Facility of $118.2 million and $45.0 million, respectively, at a weighted average interest rate of 3.51% and 4.00%, respectively. As of March 31, 2022 and December 31, 2021, $318.9 million and $310.2 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants under the Credit Facility.

Note 7. Commitments and Contingencies
Commitments
As of March 31, 2022 and December 31, 2021, the Company’s unfunded commitments totaled $302.9 million to 59 portfolio companies and $331.7 million to 55 portfolio companies, respectively, of which $110.0 million and $115.5 million, respectively, was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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
The table below shows the Company’s unfunded commitments by portfolio company as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Calibrate Health, Inc.	$15,000	$196	$15,000	$196
Canvas Construction, Inc.	14,500	38	14,500	38
Levels Health Inc.	14,273	106	14,273	106
Cherry Technologies Inc.	14,000	163	14,000	163
Ever/Body Inc.	13,250	149	13,250	149
Morty, Inc.	12,000	103	12,000	135
Arcadia Power, Inc.	10,000	63	10,000	25
Embed Financial Technologies, Inc.	10,000	110	10,000	110
Ribbon Home, Inc.	10,000	40	13,000	40
Vestwell Holdings, Inc.	10,000	89	10,000	89
Cardless, Inc.	8,000	—	8,000	—
Homeward, Inc.	8,000	104	8,000	104
The Pill Club Holdings, Inc.	8,000	141	8,000	104
Workstep Inc.	8,000	22	8,000	22
Tempo Interactive Inc.	7,500	53	7,500	53
Elodie Games, Inc.	7,000	93	7,000	93
Redfish Labs, Inc.	7,000	31	15,000	96
Sidecar Health, Inc.	7,000	70	7,000	70
The Aligned Company	7,000	—	7,000	—
Karat Financial Technologies, Inc.	6,990	76	6,990	76
Good Eggs, Inc.	6,000	30	6,000	30
Forum Brands, Inc.	5,935	213	7,771	278
True Footage, Inc.	5,110	91	5,695	107
Path Robotics, Inc.	5,060	144	7,000	200
Certamen Ventures, Inc.	5,055	16	5,055	16
Activehours, Inc.	5,000	29	5,000	29
Curology, Inc.	5,000	—	5,000	—
Eightfold AI Inc.	5,000	—	5,000	—
Well Dot, Inc.	5,000	75	4,000	66
Blueboard Inc.	4,000	25	4,000	25
Idelic, Inc.	4,000	56	4,000	56
Nate, Inc.	4,000	—	8,000	155
JOKR	3,740	257	3,740	257
Merama Inc.	3,644	511	3,644	511
Kobold Metals	3,500	90	3,500	90
Flashparking, Inc.	3,490	102	3,837	112
RenoRun, Inc.	3,400	130	3,400	130
YDC Inc.	2,600	39	2,600	39
HI LLC	2,500	—	2,500	—
Dance GmbH	2,223	82	—	—
Demain ES	2,223	28	2,268	25
Elsker, Inc.	1,750	—	2,750	19
Phantom Auto, Inc.	1,500	—	1,500	—

Baby Generation, Inc.	1,250	17	—	—
Allplants LTD	1,128	44	1,160	44
Angle Health, Inc.	1,000	29	—	—
Belong home, Inc.	1,000	16	—	—
Cart.com, Inc.	1,000	18	—	—
Don’t Run Out, Inc.	1,000	—	1,000
Ephemeral Solutions, Inc.	1,000	11	—	—
Foodology, Inc.	1,000	27	—	—
Found Health, Inc.	1,000	6	—	—
Immersive Group Gaming, Ltd.	1,000	—	1,000	—
Strata Identity, Inc.	1,000	12	1,000	12
Trendly, Inc.	1,000	—	1,000	—
Tripscout, Inc.	1,000	12	1,000	12
Project 1920, Inc.	900	16	—	—
Everdrop GmbH	889	9	—	—
Dumpling, Inc.	500	11	500	11
Alyk, Inc.	—	—	500	—
Appex Group, Inc.	—	—	8,000	9
Feather Home, Inc.	—	—	1,000	—
Kasa Living, Inc.	—	—	5,000	79
Leolabs, Inc.	—	141	—	—
Material Technologies Corporation	—	—	5,000	206
VanMoof Global Holding B.V.	—	—	810	24
Total	$302,910	$3,934	$331,743	$4,211
_______________
(1)Does not include $6.3 million and $1.3 million backlog of potential future commitments as of March 31, 2022 and December 31, 2021, respectively. Refer to the “Backlog of Potential Future Commitments” below.
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

Commitments Activity (in thousands)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Unfunded commitments at beginning of period(1)	$332,993	$88,956
New commitments(1)	33,828	43,704
Fundings	(48,087)	(24,376)
Expirations / Terminations	(9,500)	—
Foreign currency adjustments	(74)	(21)
Unfunded commitments and backlog of potential future commitments at end of period	$309,160	$108,263
Backlog of potential future commitments	6,250	4,250
Unfunded commitments at end of period	$302,910	$104,013
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of March 31, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	March 31, 2022	December 31, 2021
Dependent on milestones	$109,971	$115,545
Expiring during:
2022	$185,334	$196,300
2023	117,576	135,443
Unfunded commitments	$302,910	$331,743
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of March 31, 2022 and December 31, 2021, this backlog of potential future commitments totaled $6.3 million and $1.3 million, respectively.
Note 8. Financial Highlights
The following table shows the financial highlights for the three months ended March 31, 2022 and March 31, 2021:

Financial Highlights (in thousands, except share and per share data)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Per Share Data(1)
Net asset value at beginning of period	$15.67	$15.08
Changes in net asset value due to:
Net investment income	0.45	0.19
Net realized gains on investments	(0.06)	0.01
Net change in unrealized gains on investments	0.11	0.02
Distribution to preferred shareholders	—	—
Distribution to common shareholders	—	—
Net asset value at end of period	$16.17	$15.30

Net investment income per common share	$0.45	$0.19
Net increase in net assets resulting from operations per common share	$0.48	$0.21
Weighted average shares of common stock outstanding for period	16,293,025	7,182,465
Shares of common stock outstanding at end of period	18,222,514	7,503,014

Ratios / Supplemental Data(2)
Net asset value at end of period	$295,094	$115,327
Average net asset value	$258,888	$110,185
Total return based on net asset value per share(3)	3.2%	1.4%
Net investment income to average net asset value(4)	11.4%	5.0%
Net increase in net assets to average net asset value(4)	12.3%	5.5%
Ratio of expenses to average net asset value(4)	8.6%	10.5%
Operating expenses excluding incentive fees to average net asset value(4)	5.5%	10.5%
Income incentive fees to average net asset value(4)	2.9%	—%
Capital gains incentive fees to average net asset value(4)	0.2%	—%
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
(4)Percentage is presented on an annualized basis.

The weighted average portfolio yield on total debt investments shown below is for the three months ended March 31, 2022 and March 31, 2021:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Weighted average annualized portfolio yield on total debt investments(2)	15.2%	14.3%
Coupon income	10.2%	10.2%
Accretion of discount	1.3%	0.9%
Accretion of end-of-term payments	2.2%	2.9%
Impact of prepayments during the period	1.5%	0.3%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the periods presented:

Basic and Diluted Share Information (in thousands, except share and per share data)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Net investment income	$7,296	$1,363
Net increase in net assets resulting from operations	$7,878	$1,501
Basic and diluted weighted average shares of common stock outstanding	16,293,025	7,182,465
Basic and diluted net investment income per share of common stock	$0.45	$0.19
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.48	$0.21
Note 10.    Equity
During the three months ended March 31, 2022 and 2021, the Company issued 4,230,678 and 501,347 shares of common stock at a weighted-average price of $15.88 and $15.08 per share, respectively, through the Company’s private placement offering, resulting in gross proceeds to the Company of $67.5 million and $7.7 million, respectively.
As of March 31, 2022 and December 31, 2021, the Company had 18,222,514 and 13,991,836 shares of common stock outstanding, respectively. As of both March 31, 2022 and December 31, 2021, the Company had 525 shares of its Series A preferred stock outstanding. As of March 31, 2022, the Company has received $282.9 million of gross proceeds from its private offering of common stock.
During the three months ended March 31, 2022, the Company received $50.0 million of capital commitments to purchase shares of the Company’s common stock pursuant to a subscription agreement. As of March 31, 2022, the Company had received capital commitments totaling $386.8 million, of which $104.4 million remained available.
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
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to March 31, 2022.

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
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three months ended March 31, 2022. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Subsequent Events
Issuance of 5.86% Notes Due 2027
On April 6, 2022, the Company issued $75.0 million in aggregate principal amount of senior unsecured notes due April 2027 with a fixed interest rate of 5.86% per year (the “2027 Notes”). The 2027 Notes were issued in a private placement to certain qualified institutional investors, pursuant to the terms of the Master Note Purchase Agreement, dated as of April 6, 2022 (the “Note Purchase Agreement”). The 2027 Notes will mature on April 6, 2027, unless redeemed, purchased or prepaid by the Company prior to such date in accordance with their terms. In the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.86% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
Interest on the 2027 Notes will be due semiannually on April 6 and October 6 each year, beginning on October 6, 2022. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness.
Distribution
On April 28, 2022, the Board declared a $0.33 per share distribution to the Company’s common stockholders, payable on May 19, 2022 to stockholders of record on May 13, 2022.

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
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements as to:
•our and our portfolio companies’ future operating results and financial condition, including our and our portfolio companies’ ability to achieve our respective objectives;
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

COVID-19 Developments
The COVID-19 pandemic, and the related effect on the U.S. and global economies, including the uncertainty associated with the timing and likelihood of economic recovery, has had adverse consequences for the business operations of some of our portfolio companies, may adversely affect our operations, and threatens to continue to adversely affect, the operations of the Adviser.
Due to the ongoing adverse effects of the COVID-19 pandemic, we expect that certain of our portfolio companies will experience financial distress and, depending on the duration of the COVID-19 pandemic and the extent of its disruption to operations, certain of our portfolio companies may default on their financial obligations to us and their other capital providers. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. The effects of the COVID-19 pandemic have impeded, and may continue to impede, the ability of certain of our portfolio companies to raise additional capital and/or pursue asset sales or otherwise execute strategic transactions, which could have a material adverse effect on the valuation of our investments in such companies. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Some of our portfolio companies previously took steps to significantly reduce, modify, or alter business strategies and operations, and we expect that additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis. In addition, in part due to the ongoing adverse effects of the COVID-19 pandemic, there can be no assurance that future equity rounds completed by our portfolio companies will be at levels greater than or equal to previous rounds, which may result in net unrealized depreciation on our warrant and equity portfolio in future periods.

As of March 31, 2022, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. The Credit Facility also includes certain covenants, including without limitation, a covenant requiring 150% asset coverage in accordance with the 1940 Act. Any significant aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for more information. As of March 31, 2022, we were in compliance with the asset coverage requirements under the 1940 Act and were not in breach of any covenants under the Credit Facility. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate for a prolonged period of time.
We will continue to monitor the evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, it could have a material adverse impact for a prolonged period of time on our future net investment income, the fair value of our portfolio investments, and our and our portfolio companies’ respective results of operations and financial condition. See “Risk Factors” in this Quarterly Report on Form 10-Q, and in our other filings with the SEC that we make from time to time, for more information.
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

The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$346,530	$345,778	$(752)	139	66
Warrant investments	12,373	20,718	8,345	132	110
Equity investments	7,205	7,747	542	34	29
Total investments in portfolio companies	$366,108	$374,243	$8,135	305	115	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$320,292	$319,493	$(799)	124	57
Warrant investments	11,841	18,360	6,519	115	98
Equity investments	5,492	6,131	639	29	24
Total investments in portfolio companies	$337,625	$343,984	$6,359	268	102	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2022 and December 31, 2021:

	March 31, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$64,240	17.2
E-Commerce - Clothing and Accessories	40,667	10.9
Business Products and Services	39,477	10.5
Real Estate Services	38,553	10.3
Business Applications Software	33,443	8.9
Healthcare Technology Systems	26,940	7.2
Consumer Finance	18,098	4.8
Business/Productivity Software	13,337	3.6
Software Development Applications	9,402	2.5
Social/Platform Software	9,178	2.5
Life and Health Insurance	8,247	2.2
Infrastructure	8,092	2.2
Cultivation	7,943	2.1
Database Software	6,638	1.8
Energy	6,500	1.7
Information Services (B2C)	5,062	1.4
Computer Hardware	5,062	1.4
E-Commerce - Personal Goods	4,642	1.2
Food Products	4,445	1.2
Aerospace and Defense	4,436	1.2
Multimedia and Design Software	4,068	1.1
Consumer Non-Durables	3,500	0.9
Human Capital Services	3,399	0.9
Medical Software and Information Services	2,518	0.7
Home Furnishings	2,318	0.6
Healthcare Services	1,420	0.4
Other Financial Services	1,130	0.3
Business to Business Marketplace	606	0.2
Elder and Disabled Care	486	0.1
Network Management Software	180	*
Household Products	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Total portfolio company investments	$374,243	100.0%
_______________
*Amount represents less than 0.05% of total investments at fair value.

	December 31, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$57,722	16.8%
E-Commerce - Clothing and Accessories	39,273	11.4
Real Estate Services	38,492	11.2
Business Applications Software	33,262	9.7
Business Products and Services	20,698	6.0
Consumer Finance	17,236	5.0
Healthcare Technology Systems	16,390	4.8
Other Financial Services	15,304	4.4
Business/Productivity Software	10,481	3.0
Cultivation	8,996	2.6
Social/Platform Software	8,977	2.6
Life and Health Insurance	8,189	2.4
Infrastructure	8,066	2.3
Sports Betting	6,893	2.0
Database Software	6,459	1.9
Computer Hardware	6,419	1.9
Energy	5,183	1.5
Aerospace and Defense	4,724	1.4
E-Commerce - Personal Goods	4,614	1.3
Food Products	4,407	1.3
Multimedia and Design Software	4,015	1.2
Consumer Non-Durables	3,497	1.0
Human Capital Services	3,380	1.0
Software Development Applications	2,935	0.9
Home Furnishings	2,886	0.8
Medical Software and Information Services	2,503	0.7
Healthcare Services	1,378	0.4
Business to Business Marketplace	606	0.2
Elder and Disabled Care	486	0.1
Network Management Software	180	0.1
Information Services (B2C)	117	*
Household Products	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Total portfolio company investments	$343,984	100.0%
_____________
*Amount represents less than 0.05% of total investments at fair value.

The following table shows the financing product type of our debt investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$335,649	97.1%	$309,468	96.9%
Revolver loans	9,754	2.8	9,650	3.0
Convertible notes	375	0.1	375	0.1
Total debt investments	$345,778	100.0%	$319,493	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 33.3% and 33.8% of our debt investments at fair value as of March 31, 2022 and December 31, 2021, respectively.

Investment Activity
The following table shows the total portfolio investment activity for the periods indicated:

(in thousands)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Beginning portfolio at fair value	$343,984	$120,368
New debt investments, net(1)	52,140	23,833
Scheduled principal amortization	(3,586)	(2,498)
Principal prepayments and early repayments	(24,124)	(4,000)
Accretion of debt investment fees	1,615	788
Payment-in-kind coupon	195	—
New warrant investments	532	735
New equity investments	1,713	245
Net realized losses	—	—
Net unrealized gains on investments	1,774	75
Ending portfolio at fair value	$374,243	$139,546
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
The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the periods presented:

Commitments and Fundings (in thousands)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Debt Commitments
New portfolio companies	$18,300	$34,558
Existing portfolio companies	20,573	9,146
Total(1)	$38,873	$43,704

Funded Debt Investments	$53,008	$24,376

Equity Investments	$1,713	$245
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of March 31, 2022 and December 31, 2021, this backlog of potential future commitments totaled $6.3 million and $1.3 million, respectively.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$7,935	2.3%	3	$24,595	7.7%	5
White (2)	335,361	97.0%	62	294,898	92.3%	52
Yellow (3)	2,482	0.7%	1	—	—	—
Orange (4)	—	—	—	—	—	—
Red (5)	—	—	—	—	—	—
	$345,778	100.0%	66	$319,493	100.0%	57
As of March 31, 2022 and December 31, 2021, the weighted average investment ranking of our debt investment portfolio was 1.98 and 1.92, respectively.
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
For the three months ended March 31, 2022 and 2021, our net increase in net assets resulting from operations was $7.9 million and $1.5 million, respectively which was comprised of $7.3 million and $1.4 million of net investment income and $0.6 million and $0.1 million of net realized and unrealized gains. On a per common share basis for the three months ended March 31, 2022 and 2021, net investment income was $0.45 and $0.19 per share, respectively, and the net increase in net assets from operations was $0.48 and $0.21 per share, respectively.
Investment Income
Total investment and other income for the three months ended March 31, 2022 and 2021 was $12.8 million and $4.2 million, respectively.
The increase in total investment and other income for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is due to a higher weighted average principal amount outstanding and a higher weighted average portfolio yield on our income-bearing debt investment portfolio.
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

Total operating expenses for the three months ended March 31, 2022 and 2021 were $5.5 million and $2.9 million, respectively.
Base management fees for the three months ended March 31, 2022 and 2021 were $1.1 million and $0.5 million, respectively. Base management fees increased due to an increase in invested equity, through the issuance of common stock.
Income incentive fees for the three months ended March 31, 2022 totaled $1.9 million, as our pre-incentive fee net investment income exceeded the hurdle rate for the period and income incentive fees for the three months ended March 31, 2022 were not reduced by the total return requirement under the Advisory Agreement. We did not incur an income incentive fee for the three months ended March 31, 2021. Capital gains incentive fees for the three months ended March 31, 2022 totaled $0.1 million. We did not incur a capital gains incentive fee for the three months ended March 31, 2021.
For the three months ended March 31, 2022 and 2021, interest and fees on our borrowings totaled $1.6 million and $1.8 million, respectively. Interest and fees on our borrowings decreased due to a reduction between comparable periods in the effective margin applicable to borrowings under the Credit Facility, which reduction became effective after March 31, 2021 in connection with an amendment to the Receivables Financing Agreement. The decrease between periods was partially offset by an increase in weighted average borrowings outstanding during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.
For the three months ended March 31, 2022 and 2021, expenses under the Administration Agreement and general and administrative expenses totaled $0.8 million and $0.6 million, respectively.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the three months ended March 31, 2022 and March 31, 2021, we recognized $1.2 million of net realized losses and $0.1 million of net realized gains, respectively.
Unrealized gains and losses are included in “net change in unrealized gains on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three months ended March 31, 2022 and March 31, 2021 were $1.8 million and $0.1 million, respectively, resulting primarily from market rate adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the three months ended March 31, 2022, interest income totaled $12.2 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 15.2%. For the three months ended March 31, 2021, interest income totaled $4.2 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 14.3%.
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
The yield on our total debt portfolio, excluding the impact of prepayments, was 13.7% for the three months ended March 31, 2022. The yield on our total debt portfolio, excluding the impact of prepayments, was 14.0% for the three months ended March 31, 2021.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Weighted average annualized portfolio yield on total debt investments(2)	15.2%	14.3%
Coupon income	10.2%	10.2%
Accretion of discount	1.3%	0.9%
Accretion of end-of-term payments	2.2%	2.9%
Impact of prepayments during the period	1.5%	0.3%
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
For the three months ended March 31, 2022 and 2021, our total return based on the change in net asset value was 4.5% and 1.4%, respectively.
The table below shows our return on average total assets and return on average net asset value for the periods indicated:

Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Net investment income	$7,296	$1,363
Net increase in net assets	$7,878	$1,501

Average net asset value(2)	$258,888	$110,185
Average total assets(2)	$387,872	$158,460

Net investment income to average net asset value(3)	11.4%	5.0%
Net increase in net assets to average net asset value(3)	12.3%	5.5%

Net investment income to average total assets(3)	7.6%	3.5%
Net increase in net assets to average total assets(3)	8.2%	3.8%
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
Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our investment portfolio, including our investment valuation policy (which has been approved by the Board), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
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
As of March 31, 2022, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 92.0% of our total assets, as compared to 93.6% of our total assets as of December 31, 2021.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 8, 2022 and “Note 4. Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.
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
Cash Flows
During the three months ended March 31, 2022, net cash used in operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $25.7 million, and net cash provided by financing activities was $35.0 million, primarily from proceeds received in connection with the issuance of shares of common stock, offset by net repayments under the Credit Facility. As of March 31, 2022, cash, including restricted cash, was $30.4 million.
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility, the entry into additional subscription agreements with investors in a private placement providing for the issuance of additional shares of our common stock in exchange for capital contributions or the issuance of debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted. Subsequent to March 31, 2022, for example, we issued $75.0 million in aggregate principal amount of the 2027 Notes. See “Recent Developments” below for more information.
As of March 31, 2022, we had received capital commitments totaling $386.8 million in connection with our private offering of common stock, of which $104.4 million remained available.
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
As of March 31, 2022 and December 31, 2021, we had outstanding borrowings of $101.0 million and $133.5 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $2.0 million and $2.1 million, respectively, which are included as assets in the consolidated statements of assets and liabilities. We had $99.0 million and $66.5 million of remaining capacity on our Credit Facility as of March 31, 2022 and December 31, 2021, respectively.
Series A Preferred Stock

On May 27, 2020, we sold 525 shares of Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of $525,000. Distributions, including the payment of dividends and distribution of our assets upon dissolution, liquidation, or winding up, on the Series A Preferred Stock are senior to all other classes and series of our common stock to the extent of the aggregate liquidation preference of the Series A Preferred Stock ($1,000 per share, or the “Liquidation Value”) and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Stock. Dividends on each share of the Series A Preferred Stock are payable semiannually on June 30 and December 31 of each year and accrue at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon, from and including the date of issuance to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such share of Series A Preferred Stock is redeemed. Such dividends are generally cumulative with the result that all accrued and unpaid dividends must be fully paid or declared with funds irrevocably set apart for payment for all past dividend periods before any dividend, distribution or payment may be made to holders of outstanding shares of our common stock. See “Liquidity and Capital Resources - Capital Resources and Borrowings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for more information regarding the Series A Preferred Stock.
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock, of at least 150%. As of March 31, 2022, our asset coverage for total borrowings and other senior securities was 390%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2022 and December 31, 2021, our unfunded commitments totaled $302.9 million and $331.7 million, respectively, of which $110.0 million and $115.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.

The following table shows our unfunded commitments by portfolio company as of March 31, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	March 31, 2022	December 31, 2021
Calibrate Health, Inc.	$15,000	$15,000
Canvas Construction, Inc.	14,500	14,500
Levels Health Inc.	14,273	14,273
Cherry Technologies Inc.	14,000	14,000
Ever/Body Inc.	13,250	13,250
Morty, Inc.	12,000	12,000
Arcadia Power, Inc.	10,000	10,000
Embed Financial Technologies, Inc.	10,000	10,000
Ribbon Home, Inc.	10,000	13,000
Vestwell Holdings, Inc.	10,000	10,000
Cardless, Inc.	8,000	8,000
Homeward, Inc.	8,000	8,000
The Pill Club Holdings, Inc.	8,000	8,000
Workstep Inc.	8,000	8,000
Tempo Interactive Inc.	7,500	7,500
Elodie Games, Inc.	7,000	7,000
Redfish Labs, Inc.	7,000	15,000
Sidecar Health, Inc.	7,000	7,000
The Aligned Company	7,000	7,000
Karat Financial Technologies, Inc.	6,990	6,990
Good Eggs, Inc.	6,000	6,000
Forum Brands, Inc.	5,935	7,771
True Footage, Inc.	5,110	5,695
Path Robotics, Inc.	5,060	7,000
Certamen Ventures, Inc.	5,055	5,055
Activehours, Inc.	5,000	5,000
Curology, Inc.	5,000	5,000
Eightfold AI Inc.	5,000	5,000
Well Dot, Inc.	5,000	4,000
Blueboard Inc.	4,000	4,000
Idelic, Inc.	4,000	4,000

Nate, Inc.	4,000	8,000
JOKR	3,740	3,740
Merama Inc.	3,644	3,644
Kobold Metals	3,500	3,500
Flashparking, Inc.	3,490	3,837
RenoRun, Inc.	3,400	3,400
YDC Inc.	2,600	2,600
HI LLC	2,500	2,500
Dance GmbH	2,223	—
Demain ES	2,223	2,268
Elsker, Inc.	1,750	2,750
Phantom Auto, Inc.	1,500	1,500
Baby Generation, Inc.	1,250	—
Allplants LTD	1,128	1,160
Angle Health, Inc.	1,000	—
Belong home, Inc.	1,000	—
Cart.com, Inc.	1,000	—
Don’t Run Out, Inc.	1,000	1,000
Ephemeral Solutions, Inc.	1,000	—
Foodology, Inc.	1,000	—
Found Health, Inc.	1,000	—
Immersive Group Gaming, Ltd.	1,000	1,000
Strata Identity, Inc.	1,000	1,000
Trendly, Inc.	1,000	1,000
Tripscout, Inc.	1,000	1,000
Project 1920, Inc.	900	—
Everdrop GmbH	889	—
Dumpling, Inc.	500	500
Alyk, Inc.	—	500
Appex Group, Inc.	—	8,000
Feather Home, Inc.	—	1,000
Kasa Living, Inc.	—	5,000
Material Technologies Corporation	—	5,000
VanMoof Global Holding B.V.	—	810
Total	$302,910	$331,743
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of March 31, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	March 31, 2022	December 31, 2021
Dependent on milestones	$109,971	$115,545
Expiring during:
2022	$185,334	$196,300
2023	117,576	135,443
Total	$302,910	$331,743
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to March 31, 2022.

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
As of March 31, 2022, we estimated that we had undistributed taxable earnings from distributable earnings of $6.2 million, or $0.42 per common share.
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

Recent Developments
Issuance of 5.86% Notes Due 2027
On April 6, 2022, we issued $75.0 million in aggregate principal amount of 2027 Notes. The 2027 Notes were issued in a private placement to certain qualified institutional investors, pursuant to the terms of the Note Purchase Agreement. The 2027 Notes bear a fixed interest rate of 5.86% per year and will mature on April 6, 2027, unless redeemed, purchased or prepaid prior to such date in accordance with their terms. In the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.86% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
Interest on the 2027 Notes will be due semiannually on April 6 and October 6 each year, beginning on October 6, 2022. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness; provided however, in the event that we create, incur, assume or permit to exist liens on or with respect to any of our property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness.
See “Note 12. Subsequent Events” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding the 2027 Notes and the Note Purchase Agreement.
Distribution
On April 28, 2022, our Board declared a $0.33 per share distribution to our common stockholders, payable on May 19, 2022 to stockholders of record on May 13, 2022.
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
As of March 31, 2022, a majority of the debt investments (approximately 71.1%, or $248.5 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including LIBOR.

As of March 31, 2022, our floating rate borrowings totaled $101.0 million, which represented all of our outstanding debt as of March 31, 2022. As of March 31, 2022, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of March 31, 2022 was 3.50%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will have a limited impact on our interest income, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the LIBOR rate decreases to 0.50%, which is the LIBOR interest-rate floor under our credit facility as of March 31, 2022. However, because current interest rates exceed the LIBOR interest-rate floor under our Credit Facility as of March 31, 2022, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the March 31, 2022 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$7,341	$(3,030)	$4,311
Up 200 basis points	$4,856	$(2,020)	$2,836
Up 100 basis points	$2,422	$(1,010)	$1,412
Up 50 basis points	$1,211	$(505)	$706
Down 50 basis points	$(605)	$466	$(139)
Down 100 basis points	$(605)	$466	$(139)
Down 200 basis points	$(605)	$466	$(139)
Down 300 basis points	$(605)	$466	$(139)
This analysis is indicative of the potential impact on our investment income as of March 31, 2022, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after March 31, 2022 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of March 31, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of March 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.    Risk Factors
You should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the value of our securities.
There have been no material changes during the three months ended March 31, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (filed with the SEC on March 8, 2022), which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by us on our current reports on Form 8-K, we did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation(1)

3.2	Articles Supplementary(2)

3.3	Bylaws(3)

10.1	Master Note Purchase Agreement, dated April 6, 2022, by and among the Company and the Purchasers party thereto(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)

99.1	Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Stockholders(5)
(1)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(2)Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(3)Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(4)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on April 6, 2022.

(5)Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-01327) filed on March 8, 2022.
(*)Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Private Venture Credit Inc.

Date: May 5, 2022	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)