Form 10-Q
period 2022-06-30
TriplePoint Private Venture Credit Inc.
filed 2022-08-04
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of August 4, 2022, the registrant had 18,222,514 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments at fair value (amortized cost of $396,196 and $337,625, respectively)	$402,847	$343,984
Cash and cash equivalents	29,885	17,412
Restricted cash	158	3,660
Deferred credit facility costs	2,147	2,146
Prepaid expenses and other assets	267	447
Total assets	$435,304	$367,649

Liabilities
Revolving Credit Facility	$54,000	$133,500
2027 Notes, net	74,118	—
Base management fee payable	1,232	798
Income incentive fee payable	1,948	1,444
Capital gains incentive fee payable	1,206	1,433
Other accrued expenses and liabilities	7,314	10,712
Total liabilities	$139,818	$147,887
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	182	140
Paid-in capital in excess of par value	280,631	213,204
Total distributable earnings	14,673	6,418
Total net assets	$295,486	$219,762
Total liabilities and net assets	$435,304	$367,649

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	18,222,514	13,991,836
Net asset value per common share	$16.19	$15.67

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Investment income
Interest income from investments	$13,905	$5,186	$26,136	$9,400
Other income
Expirations / terminations of unfunded commitments	131	—	337	10
Other fees	31	50	359	52
Total investment and other income	14,067	5,236	26,832	9,462

Operating expenses
Base management fee	1,232	499	2,305	969
Income incentive fee	1,948	47	3,801	47
Capital gains incentive fee	(343)	249	(226)	249
Interest expense and amortization of fees	2,262	1,823	3,884	3,632
Administration agreement expenses	415	252	848	558
General and administrative expenses	419	315	788	592
Total operating expenses	5,933	3,185	11,400	6,047

Net investment income	8,134	2,051	15,432	3,415

Net realized and unrealized gains/(losses)
Net realized gains/(losses) on investments	(232)	70	(1,423)	134
Net change in unrealized gains/(losses) on investments	(1,482)	1,148	291	1,223
Net realized and unrealized gains/(losses)	(1,714)	1,218	(1,132)	1,357

Net increase in net assets resulting from operations	$6,420	$3,269	$14,300	$4,772

Basic and diluted net investment income per common share	$0.45	$0.27	$0.89	$0.46
Basic and diluted net increase in net assets per common share	$0.35	$0.43	$0.83	$0.64
Basic and diluted weighted average shares of common stock outstanding	18,222,514	7,622,710	17,263,099	7,403,803

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance at March 31, 2021	7,503,014	$75	525	$—	$111,082	$4,170	$115,327
Issuance of common stock	226,924	2	—	—	3,498	—	3,500
Common stock distributions from distributable earnings	—	—	—	—	—	(2,251)	(2,251)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	3,269	3,269
Balance at June 30, 2021	7,729,938	$77	525	$—	$114,580	$5,173	$119,830

Balance at December 31, 2020	7,001,667	$70	525	$—	$103,387	$2,684	$106,141
Issuance of common stock	728,271	7	—	—	11,193	—	11,200
Common stock distributions from distributable earnings	—	—	—	—	—	(2,251)	(2,251)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(32)	(32)
Net increase in net assets resulting from operations	—	—	—	—	—	4,772	4,772
Balance at June 30, 2021	7,729,938	$77	525	$—	$114,580	$5,173	$119,830

Balance at March 31, 2022	18,222,514	$182	525	$—	$280,631	$14,281	$295,094
Issuance of common stock	—	—	—	—	—	—	—
Common stock distributions from distributable earnings	—	—	—	—	—	(6,013)	(6,013)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	6,420	6,420
Balance at June 30, 2022	18,222,514	$182	525	$—	$280,631	$14,673	$295,486

Balance at December 31, 2021	13,991,836	$140	525	$—	$213,204	$6,418	$219,762
Issuance of common stock	4,230,678	42	—	—	67,427	—	67,469
Common stock distributions from distributable earnings	—	—	—	—	—	(6,013)	(6,013)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(32)	(32)
Net increase in net assets resulting from operations	—	—	—	—	—	14,300	14,300
Balance at June 30, 2022	18,222,514	$182	525	$—	$280,631	$14,673	$295,486

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$14,300	$4,772
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(118,272)	(63,716)
Principal payments and proceeds from investments	63,926	26,011
Payment-in-kind interest on investments	(252)	(71)
Net change in unrealized (gains) losses on investments	(291)	(1,223)
Net realized (gains) losses on investments	1,423	(134)
Amortization and accretion of premiums and discounts, net	(5,530)	(1,175)
Amortization of debt fees and issuance costs	418	244
Change in operating assets and liabilities:
Prepaid expenses and other assets	180	(41)
Base management fee payable	434	36
Income incentive fee payable	504	47
Capital gains incentive fee payable	(227)	249
Other accrued expenses and liabilities	(3,366)	(72)
Net cash used in operating activities	(46,753)	(35,073)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	50,000	13,000
Repayments under revolving credit facility	(129,500)	—
Issuance of 2027 Notes	75,000	—
Common stock distributions paid	(6,013)	(2,251)
Preferred stock distributions paid	(32)	(32)
Debt issuance costs 2027 Notes	(918)	—
Deferred credit facility costs	(282)	—
Proceeds from issuance of common stock	67,469	11,200
Net cash provided by provided by financing activities	55,724	21,917
Net change in cash, cash equivalents and restricted cash	8,971	(13,156)
Cash, cash equivalents and restricted cash at beginning of period	21,072	34,140
Cash, cash equivalents and restricted cash at end of period	$30,043	$20,984

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$29,885	$20,616
Restricted cash	158	368
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$30,043	$20,984

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,262	$3,381
Excise taxes paid	$32	$13

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value		Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$3,055	$3,152	$3,152		3/31/2024
Total Aerospace and Defense - 1.07%*			3,055	3,152	3,152

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	667	660	660		5/31/2024
Total Application Software - 0.22%*			667	660	660

Business Applications Software
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000	9,883	9,883		6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	337	337		9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	544	544		9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	279	279		10/31/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	1/21/2022	347	342	342		1/31/2024
			11,510	11,385	11,385
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	3,619	3,781	3,458		11/30/2023
Tide Platform Limited(1)(3)	Revolver (8.00% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,839	1,567		1/13/2022
			5,387	5,620	5,025
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	1,995	1,981		12/31/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	1,995	1,981		12/31/2024
			4,000	3,990	3,962
Total Business Applications Software - 6.89%*			20,897	20,995	20,372

Business Products and Services
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,800	1,788	1,788		11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 5.75% EOT payment)	11/18/2021	4,200	4,223	4,223		11/30/2023
			6,000	6,011	6,011
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)(2)	12/30/2021	5,000	4,897	4,897		12/31/2025
Certamen Ventures Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 7.75% floor, 3.00% EOT payment)	11/30/2021	6,945	6,920	6,920		5/31/2024
Elsker, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 7.25% floor, 6.25% EOT payment)(2)	1/19/2022	1,000	988	988		1/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	2/15/2022	1,940	1,910	1,910		8/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	4/25/2022	1,828	1,787	1,787		10/31/2025
			3,768	3,697	3,697
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	6,000	5,877	5,877		8/31/2024
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	5/4/2022	1,500	1,476	1,476		5/31/2025
Rally Network, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,500	2,527	2,487		10/28/2023
RedFish Labs, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 4.00% EOT payment)	1/14/2022	8,000	7,903	7,903		1/31/2025
RenoRun, Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)	12/30/2021	600	584	584		12/31/2025
RenoRun, Inc.(1)(3)	Convertible Note (4.00% interest rate)(2)	12/30/2021	300	300	300		12/30/2023
			900	884	884	0

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	6/15/2022	484	475	477	6/30/2025
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 7.50% EOT payment)(2)	6/15/2022	194	190	191	6/15/2023
			678	665	668
Total Business Products and Services - 14.15%*			42,291	41,845	41,808

Business/Productivity Software
Manufactured Networks, Inc.	Revolver (Prime + 7.75% interest rate, 7.75% floor, 2.00% EOT payment)(2)	5/6/2022	44	43	43	11/6/2023
Metropolis Technologies, Inc.	Growth Capital Loan (6.38% cash interest rate + 6.13% PIK, 7.00% EOT payment)(2)	3/30/2022	1,005	995	995	3/31/2027
Total Business/Productivity Software - 0.35%*			1,049	1,038	1,038

Computer Hardware
Iris Automation, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 4.75% EOT payment)(2)	2/11/2022	1,000	976	976	2/28/2025
Total Computer Hardware - 0.33%*			1,000	976	976

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	4,000	4,067	4,046	10/31/2023
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	9/30/2021	6,000	5,961	5,911	9/30/2024
			10,000	10,028	9,957
Cherry Technologies Inc.	Growth Capital Loan (11.00% interest rate, 5.50% EOT payment)(2)	5/6/2022	8,500	8,330	8,330	11/30/2024
The Aligned Company	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	6,000	5,992	5,992	4/30/2025
Total Consumer Finance - 8.22%*			24,500	24,350	24,279

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,518	2,518	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	990	990	6/30/2025
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)(2)	5/18/2022	375	372	372	11/30/2024
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	6/9/2022	250	248	248	3/31/2025
			625	620	620
Total Consumer Non-Durables - 1.40%*			4,125	4,128	4,128

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	748	748	1/31/2025
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	9,998	9,879	9,876	5/31/2026
Clutter Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 6.00% EOT payment)	12/23/2020	1,535	1,588	1,588	12/31/2023
Clutter Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 7.00% EOT payment)	3/26/2021	2,895	2,997	2,997	3/31/2024
			4,430	4,585	4,585
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	4/14/2022	723	712	686	4/30/2025
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	5/16/2022	50	50	50	5/31/2025
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	6/27/2022	333	326	326	3/31/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	750	747	747	9/30/2024
Everdrop GmbH(1)(3)	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 6.25% EOT payment)	2/24/2022	224	223	208	2/28/2025
Everdrop GmbH(1)(3)	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 6.00% EOT payment)(2)	4/5/2022	146	145	138	4/30/2025
Everdrop GmbH(1)(3)	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 6.00% EOT payment)(2)	4/27/2022	141	140	138	4/30/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Everdrop GmbH(1)(3)	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 6.17% EOT payment)(2)	6/6/2022	107	106	104	6/30/2025
			618	614	588
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)(2)	4/8/2022	21	21	21	10/31/2022
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	31	31	31	4/30/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	76	74	74	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	500	488	488	5/31/2025
			628	614	614
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)	8/12/2021	4,000	3,993	3,993	8/31/2025
Good Eggs, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 6.00% EOT payment)(2)	5/25/2022	3,000	2,920	2,920	5/31/2025
			7,000	6,913	6,913
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,688	1,688	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,325	3,325	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	5,066	5,066	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	5,060	5,060	12/31/2024
			15,000	15,139	15,139
Immersive Group Gaming LTD(1)(3)	Growth Capital Loan (10.00% interest rate, 5.25% EOT payment)	12/10/2021	3,000	2,923	2,906	12/31/2024
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	10/14/2021	1,260	1,248	1,248	10/13/2022
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	5,000	4,719	4,719	11/30/2025
			6,260	5,967	5,967
Mystery Tackle Box, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 9.25% EOT payment)(2)	4/29/2022	1,000	995	995	1/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	6/6/2022	537	526	513	6/30/2026
Nate, Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 4.25% floor, 0.50% EOT payment)(2)	3/3/2022	2,400	2,334	2,334	5/31/2023
Nate, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 6.00% floor, 1.00% EOT payment)(2)	3/3/2022	1,600	1,558	1,558	5/31/2023
Nate, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 6.00% floor, 1.00% EOT payment)(2)	4/26/2022	3,200	3,101	3,101	5/31/2023
Nate, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)(2)	4/26/2022	800	776	776	5/31/2023
			8,000	7,769	7,769
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	588	577	577	6/30/2026
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	7/7/2021	3,000	3,019	3,019	7/31/2024
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	8/27/2021	1,500	1,502	1,502	8/31/2024
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	10/21/2021	1,500	1,498	1,498	10/31/2024
			6,000	6,019	6,019
Project 1920, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	100	103	103	3/25/2023
Project 1920, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	5/18/2022	125	123	123	3/25/2023
			225	226	226
Spinn, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	1,000	997	997	8/31/2024
Tempo Interactive Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	4/27/2022	5,625	5,588	5,588	4/30/2025
Untitled Labs, Inc.	Growth Capital Loan (11.50% interest rate, 5.00% EOT payment)(2)	6/23/2022	417	407	402	6/30/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,275	3,274	2,808	1/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	5/27/2021	1,665	1,655	1,405	5/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	1/31/2022	774	758	698	1/31/2026
			5,714	5,687	4,911
Total Consumer Products and Services - 26.11%*			78,646	78,008	77,142

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	7/21/2021	1,506	1,466	1,288	7/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	10/13/2021	1,363	1,309	1,303	10/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	11/19/2021	1,370	1,383	1,376	11/30/2024
Total Cultivation - 1.34%*			4,239	4,158	3,967

Database Software
SiSense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	12/28/2021	6,500	6,473	6,473	6/30/2024
Total Database Software - 2.19%*			6,500	6,473	6,473

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.25% floor, 6.50% EOT payment)	9/29/2021	12,500	12,255	12,255	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)(2)	6/15/2022	10,000	10,004	10,004	6/30/2027
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,539	4,539	12/31/2023
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	3,000	2,914	2,914	12/31/2024
TFG Holding, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)	3/31/2022	1,000	970	970	9/30/2025
			8,500	8,423	8,423
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,522	6,522	11/30/2024
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	1,000	981	981	12/31/2025
			7,500	7,503	7,503
Total E-Commerce - Clothing and Accessories - 12.92%*			38,500	38,185	38,185

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	3,477	3,468	3,453	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	263	262	261	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	315	313	312	8/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	10/6/2021	1,458	1,441	1,433	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	947	933	928	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	2,540	2,504	2,489	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	848	832	827	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	324	318	316	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	57	56	56	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	1,836	1,796	1,785	1/31/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	700	679	674	4/30/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	263	256	254	4/30/2024
			13,028	12,858	12,788
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,565	1,565	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	730	729	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,553	1,553	8/31/2024
			3,856	3,848	3,847
Total E-Commerce - Personal Goods - 5.63%*			16,884	16,706	16,635

Energy
Arcadia Power, Inc.	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)(2)	5/6/2022	5,000	4,950	4,891	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	6/29/2022	5,000	4,859	4,801	12/31/2026
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	5,000	4,986	4,955	12/31/2024
Total Energy - 4.96%*			15,000	14,795	14,647

Entertainment Software
Encore Music Technologies, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	992	992	4/30/2025
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/17/2022	3,000	2,950	2,950	5/31/2025
Total Entertainment Software - 1.33%*			4,000	3,942	3,942

Financial Software
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 6.75% floor, 0.00% EOT payment)(2)	4/6/2022	300	297	297	10/31/2024
Parker Group Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 8.25% EOT payment)(2)	4/6/2022	700	698	698	4/30/2025
Total Financial Software - 0.34%*			1,000	995	995

Food Products
AllPlants Ltd(1)(3)	Revolver (8.00% interest rate, 3.00% EOT payment)(2)	5/24/2021	1,291	1,330	1,148	5/5/2022
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	305	303	265	7/31/2025
			1,596	1,633	1,413
Feast Kitchen ApS(1)(3)	Growth Capital Loan (5.00% cash interest rate + 5.75% PIK interest, 10.00% EOT Payment)(2)	5/27/2020	1,338	1,506	1,492	6/30/2023
Feast Kitchen ApS(1)(3)	Growth Capital Loan (5.00% cash interest rate + 6.00% PIK interest, 10.00% EOT Payment)(2)	11/12/2020	538	552	541	5/31/2024
Feast Kitchen ApS(1)(3)	Growth Capital Loan (5.00% cash interest rate + 6.00% PIK interest, 10.00% EOT Payment)(2)	5/11/2021	837	830	810	11/30/2024
			2,713	2,888	2,843
Total Food Products - 1.44%*			4,309	4,521	4,256

Healthcare Services
Levels Health Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.25% floor, 2.00% EOT payment)	10/13/2021	727	724	724	10/31/2024
Total Healthcare Services - 0.25%*			727	724	724

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,154	5,154	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	5,065	5,065	12/31/2023
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	5,065	5,065	12/31/2023
Medly Health Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 6.75% EOT payment)	3/25/2022	10,500	10,367	10,367	9/30/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
			20,500	20,497	20,497
Total Healthcare Technology Systems - 8.68%*			25,500	25,651	25,651

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 5.25% interest rate, 8.50% floor, 2.85% EOT payment)(2)	10/7/2021	3,010	3,006	3,006	6/30/2023
Total Human Capital Services - 1.02%*			3,010	3,006	3,006

Information Services (B2C)
Kasa Living, Inc.	Growth Capital Loan (9.25% interest rate, 6.75% EOT payment)(2)	1/28/2022	5,000	4,936	4,895	1/31/2026
Total Information Services (B2C) - 1.66%*			5,000	4,936	4,895

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,253	5,308	10/31/2023
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,626	2,654	10/31/2023
Total Infrastructure - 2.69%*			7,500	7,879	7,962

Life and Health Insurance
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	8,037	8,037	2/28/2025
Total Life and Health Insurance - 2.72%*			8,000	8,037	8,037

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (10.75% interest rate, 4.25% EOT payment)	7/1/2021	2,500	2,485	2,470	12/31/2024
Total Medical Software and Information Services - 0.84%*			2,500	2,485	2,470

Multimedia and Design Software
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	8/12/2021	2,500	2,485	2,476	2/29/2024
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	9/30/2021	1,500	1,446	1,441	3/31/2024
Total Multimedia and Design Software - 1.33%*			4,000	3,931	3,917

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	491	485	9/30/2025
Total Other Financial Services - 0.16%*			500	491	485

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.25% EOT payment)	4/30/2021	2,500	2,577	2,577	4/30/2024
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.25% EOT payment)	3/18/2022	4,923	4,935	4,935	4/30/2024
			7,423	7,512	7,512
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,224	2,049	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,224	2,049	11/30/2024
			4,536	4,448	4,098
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)	12/30/2021	4,000	3,974	3,974	6/30/2024
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/25/2022	1,000	1,003	1,003	5/31/2024
Ribbon Home, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.00% EOT payment)	6/25/2021	2,696	2,647	2,647	6/30/2024
Ribbon Home, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)	12/30/2021	2,000	1,948	1,948	12/31/2025
			4,696	4,595	4,595
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	2,061	2,068	3/31/2023

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	513	515	4/30/2023
			2,500	2,574	2,583
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	247	245	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	789	781	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	217	215	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	104	103	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	434	430	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	205	203	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	148	147	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,352	1,339	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	749	742	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	167	166	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	113	112	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	294	291	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,084	1,073	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	968	958	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	211	208	5/31/2025
			7,208	7,082	7,013
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/10/2021	2,400	2,348	2,348	12/31/2024
Total Real Estate Services - 11.21%*			33,763	33,536	33,126

Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	1,886	1,879	1,879	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,114	1,113	1,113	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,500	1,493	1,493	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,791	1,791	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,793	1,793	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	900	896	896	12/31/2024
Total Social/Platform Software - 3.03%*			9,000	8,965	8,965

Software Development Applications
Appex Group, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 5.00% EOT payment)(2)	1/21/2022	6,000	6,054	6,054	7/31/2024
Appex Group, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 10.50% EOT payment)(2)	1/21/2022	2,000	2,010	2,010	7/31/2025
Appex Group, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 10.50% EOT payment)(2)	1/21/2022	1,000	1,005	1,005	7/31/2025
Appex Group, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 5.00% EOT payment)(2)	5/23/2022	236	234	234	11/30/2024
Appex Group, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 5.00% EOT payment)(2)	6/6/2022	189	188	188	12/31/2024
Appex Group, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 5.00% EOT payment)(2)	6/30/2022	186	184	184	12/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Appex Group, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 5.00% EOT payment)(2)	6/30/2022	389	385	385	12/31/2024
Total Software Development Applications - 3.40%*			10,000	10,060	10,060

Total Debt Investments - 125.88%*			$376,162	$374,628	$371,953

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Warrant Investments(7)(8)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$765
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	92
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	66
Total Aerospace and Defense - 0.31%*				253	923

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,163	10	10
Total Application Software - 0.00%*				10	10

Business Applications Software
Blueboard Inc.	Common Stock(2)	3/11/2021	69,768	14	14
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	59
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	118
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	557
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	139
				450	696
Morty, Inc.	Preferred Stock(2)	10/1/2021	44,490	33	33
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	73
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	53
Total Business Applications Software - 0.39%*				720	1,148

Business Products and Services
Cardless Inc.	Common Stock	11/18/2021	12,903	28	58
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	101
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	544	3	3
				122	104
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	46
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	208
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	315
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	35
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	24
				374	374
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	5/4/2022	114,041	26	26
RedFish Labs, Inc.	Preferred Stock	11/23/2021	53,862	122	139
RenoRun, Inc.(1)	Preferred Stock	12/30/2021	4,242	93	93
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	25
Total Business Products and Services - 0.37%*				980	1,089

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	156
Total Business to Business Marketplace - 0.05%*				156	156

Business/Productivity Software
Idelic, Inc.	Preferred Stock(2)	12/10/2021	30,551	46	46
Manufactured Networks, Inc.(11)	Preferred Stock(2)	5/6/2022	—	—	—
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	19
Total Business/Productivity Software - 0.02%*				49	65

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock	5/27/2020	115,073	54	54

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	21,686	18	18
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	62,874	77	148
Iris Automation, Inc.	Preferred Stock(2)	2/11/2022	43,365	24	24
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	21,134	27	27
Grey Orange International Inc.	Preferred Stock	3/16/2021	13,940	92	58
Total Computer Hardware - 0.09%*				238	275

Consumer Finance
Activehours, Inc.	Preferred Stock	10/8/2020	49,296	129	181
Activehours, Inc.	Preferred Stock	9/30/2021	6,162	16	23
				145	204
Cherry Technologies Inc.	Preferred Stock(2)	11/23/2021	47,291	118	43
Embed Financial Technologies Inc.(11)	Preferred Stock(2)	9/21/2021	—	10	10
The Aligned Company	Preferred Stock	10/21/2021	17,564	50	818
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	136,869	44	772
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	54
Total Consumer Finance - 0.64%*				421	1,901

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	21
Athletic Greens International, Inc.	Preferred Stock(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	14
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Underground Enterprises, Inc.(11)	Preferred Stock(2)	5/18/2022	—	—	—
Total Consumer Non-Durables - 0.02%*				48	48

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	9,370	7	7
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	255
Clutter Inc.	Preferred Stock	9/30/2020	19,649	113	113
Dance Gmbh(1)(3)	Preferred Stock(2)	3/31/2022	35	37	35
Elektra Mobility Inc.	Preferred Stock(2)	5/6/2022	—	—	—
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	12
Ever/Body, Inc.	Preferred Stock	9/7/2021	188,283	92	155
Flink SE(1)(3)	Common Stock(2)	4/13/2022	9	23	23
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	12
Good Eggs, Inc.	Preferred Stock	8/12/2021	577,717	142	219
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	164
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	42
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	31
				130	237
Immersive Group Gaming LTD(1)	Preferred Stock	7/12/2021	309,547	83	145
JOKR S.a.r.l.(1)(3)	Preferred Stock	10/14/2021	20,944	536	210
Mystery Tackle Box, Inc.	Preferred Stock(2)	4/29/2022	12,799	14	14
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	20
Nate, Inc.	Preferred Stock(2)	12/31/2021	53,012	230	143
NxFoods GmbH(1)(3)(11)	Preferred Stock(2)	6/1/2022	—	—	—
Project 1920, Inc.	Preferred Stock	3/25/2022	4,537	3	3
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	10
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Untitled Labs, Inc.	Common Stock(2)	6/23/2022	16,099	10	10
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	156
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	9,510	41	50

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				50	59
Total Consumer Products and Services - 0.64%*				1,801	1,897

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock(2)	5/27/2020	1,278	1,223	3,211
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	7/16/2021	62	133	118
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	10/12/2021	52	107	99
Total Cultivation - 1.16%*				1,463	3,428

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	211
Total Database Software - 0.08%*				116	232

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	217
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	363
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	195
TFG Holding, Inc.	Common Stock	3/31/2022	9,360	26	26
				275	221
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	189
Total E-Commerce - Clothing and Accessories - 0.34%*				907	990

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock	7/6/2021	2,960	146	205
Forum Brands, LLC	Preferred Stock	12/23/2021	2,714	188	188
				334	393
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	792
Total E-Commerce - Personal Goods - 0.40%*				923	1,185

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.06%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	270
Arcadia Power, Inc.	Preferred Stock(2)	6/29/2022	19,795	117	117
				194	387
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	593
Total Energy - 0.33%*				231	980

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	15
Total Entertainment Software - 0.01%*				15	15

Financial Software
Parker Group Inc.	Common Stock(2)	4/6/2022	2,667	9	9
Total Financial Software - 0.00%*				9	9

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	4,635	77	37
Feast Kitchen Inc.(1)(3)	Preferred Stock(2)	5/27/2020	29,145	126	34
Feast Kitchen Inc.(1)(3)	Preferred Stock(2)	9/14/2020	36,893	59	53
				185	87
Total Food Products - 0.04%*				262	124

General Media and Content
Overtime Sports, Inc.(11)	Preferred Stock(2)	5/4/2022	—	—	—
Total General Media and Content - 0.00%*				—	—

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	216
The Pill Club Holding, Inc.	Common Stock(2)	12/31/2021	60,977	61	61
Total Healthcare Services - 0.09%*				99	278

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	45,089	109	109
Calibrate Health, Inc.	Preferred Stock(2)	10/19/2021	9,337	12	12
				121	121
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	292
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	200	542
Medly Health Inc.	Preferred Stock	3/25/2022	220,479	83	83
				283	625
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.50%*				791	1,467

Home Furnishings
Petra Living, Inc.	Preferred Stock	6/9/2021	76,783	48	75
Petra Living, Inc.	Preferred Stock	8/24/2021	38,391	24	38
Petra Living, Inc.	Preferred Stock	10/19/2021	38,391	17	38
Total Home Furnishings - 0.05%*				89	151

Household Products
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	38
Total Household Products - 0.01%*				72	38

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	109,704	64	64
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.15%*				262	431

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	88
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	72
Total Information Services (B2C) - 0.05%*				154	160

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	67
Total Infrastructure - 0.02%*				90	67

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	70,225	14	14
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	81
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	81
Total Life and Health Insurance - 0.06%*				105	176

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	48
Total Medical Software and Information Services - 0.02%*				48	48

Multimedia and Design Software

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	80
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	105
				185	185
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	6,941	7	7
Total Multimedia and Design Software - 0.06%*				192	192

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.06%*				180	180

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	1,691	6	6
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	156
Total Other Financial Services - 0.05%*				179	162

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Common Living Inc.	Preferred Stock	5/27/2020	729,380	185	160
Common Living Inc.	Preferred Stock	4/30/2021	107,718	28	23
Common Living Inc.	Preferred Stock	3/18/2022	426,440	90	90
				303	273
Demain ES(1)(3)	Preferred Stock	12/30/2021	2,127	105	97
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	42
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	15
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	210
Ribbon Home, Inc.	Common Stock	3/5/2021	24,280	226	186
Ribbon Home, Inc.	Common Stock	12/30/2021	7,670	71	59
				297	245
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	91,830	126	126
YDC, Inc.	Preferred Stock	12/10/2021	12,244	56	56
Total Real Estate Services - 0.94%*				1,666	2,786

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	42,936	30	195
Sylva, Inc.	Preferred Stock	12/21/2021	42,940	30	195
				60	390
Total Social/Platform Software - 0.14%*				103	415

Software Development Applications
Appex Group, Inc.(11)	Preferred Stock(2)	11/15/2021	14,621	—	—
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	224
Total Software Development Applications - 0.08%*				65	224

Total Warrant Investments - 7.29%*				$12,858	$21,553

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$92
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	144
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	448
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	100
Total Business Applications Software - 0.27%*				828	784

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	139
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	2/15/2022	48	570	523
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Business Products and Services - 0.24%*				820	712

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	324
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	234
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	500
Total Business to Business Marketplace - 0.36%*				950	1,058

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	114
Embed Financial Technologies Inc.	Preferred Stock(2)	9/24/2021	12,195	125	231
Total Consumer Finance - 0.12%*				225	345

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	350
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	274
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	188
				331	462
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,593	375	307
Loyalty Ventures, Inc.	Common Stock(2)(10)	11/5/2021	2,713	115	10
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	56,023	168	164
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.58%*				1,689	1,715

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	90
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	82
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	98
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	73
				106	253
Total E-Commerce - Personal Goods - 0.12%*				196	343

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.10%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	270
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	700
Total Energy - 0.33%*				867	970

Healthcare Services

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of June 30, 2022
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	333
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Medly Health Inc.	Preferred Stock(2)	8/12/2021	209,979	250	267
Total Healthcare Services - 0.27%*				770	787

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	13
Total Healthcare Technology Systems - 0.00%*				13	13

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	102
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	79
Total Infrastructure - 0.06%*				161	181

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	80
Total Life and Health Insurance - 0.03%*				80	80

Multimedia and Design Software
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	250
Total Multimedia Design Software - 0.08%*				250	250

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	8
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	907
Total Other Financial Services - 0.31%*				698	915

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	20
Ribbon Home, Inc.	Preferred Stock(2)	6/29/2021	31,149	500	441
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	100
Total Real Estate Services - 0.20%*				649	590

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	304
Total Software Development Applications - 0.10%*				250	304

Total Equity Investments - 3.16%*				$8,710	$9,341

Total Investments in Portfolio Companies - 136.33%*(4)				$396,196	$402,847

Total Investments - 136.33%*(5)				$396,196	$402,847
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2022, non-qualifying assets represented 13.3% of the Company’s total assets, at fair value.
(2)As of June 30, 2022, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2022, the Company’s portfolio company investments that were subject to restrictions on sales totaled $402.8 million at fair value and represented 136.3% of the Company’s net assets. In addition, unless otherwise indicated, as of June 30, 2022, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)Except for equity in one public company, as denoted by footnote 10 to this Schedule of Investments, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $10.9 million, $4.3 million and $6.6 million, respectively, for the June 30, 2022 investment portfolio. The tax cost of investments is $396.2 million.
(7)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.

(8)Non-income producing investments.
(9)Acquisition date represents the date of the investment in the portfolio investment.
(10)Investment is publicly traded and listed on the New York Stock Exchange and is not subject to restrictions on sales.
(11)Number of shares will be determined based on the occurrence of future events.
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

Notes applicable to the investments presented in the foregoing tables:
•No investment represented a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing tables:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the Prime rate (“Prime”) as of June 30, 2022 and December 31, 2021, Prime was 4.75% and 3.25%, respectively. As of June 30, 2022, approximately 72.6%, or $273.0 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2021, approximately 69.1%, or $223.7 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.

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

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
Note 1. Organization
TriplePoint Global Venture Credit, LLC was formed on October 2, 2019 as a Maryland limited liability company. On May 27, 2020, TriplePoint Global Venture Credit, LLC changed its name to TriplePoint Private Venture Credit Inc. (the “Company”) in connection with its conversion from a Maryland limited liability company to a Maryland corporation and the commencement of its investment operations. The Company is structured as an externally-managed, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. The Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company’s investment objective is to maximize its total return to shareholders primarily in the form of current income from secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments to venture capital-backed companies. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TriplePoint Capital LLC (“TPC”). The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser (the “Advisory Agreement”), the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and reimburses the Administrator for the costs incurred by the Administrator with the services it provides under the Administration Agreement.
The Company has two wholly owned subsidiaries: TPVC Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility whose creditors have a claim on its assets prior to those assets becoming available to the Financing Subsidiary’s equity holders, and TPVC Investment LLC, an entity established for holding certain of the Company’s investments in order to benefit without negatively impacting the Company’s RIC tax status. These subsidiaries are consolidated in the financial statements of the Company.
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
Base Management Fee
The base management fee is calculated at an annual rate of 1.75% of the Company’s average invested equity capital (as defined below) as of the end of the then-current quarter and the prior calendar quarter. For this purpose, “invested equity capital” means the amounts drawn on the Company’s capital commitments from investors.
Following the closing of the listing of shares of the Company’s common stock on a national securities exchange, including in connection with an initial public offering (“IPO”), the base management fee will be calculated at an annual rate of 1.75% of the Company’s gross assets, including assets purchased with borrowed funds. The base management fee will be calculated based on the average value of the Company’s gross assets at the end of its two most recently completed calendar quarters.
Incentive Fee
The incentive fee, which provides the Adviser with a share of the income that it generates for the Company, consists of two components - investment income and capital gains - which are independent of each other, with the result that one component may be payable even if the other is not payable.
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

The Company will accrue, but not pay, a portion of the capital gains incentive fee with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue a capital gains incentive fee that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the capital gains component of the incentive fee, the Company will consider the cumulative aggregate unrealized capital appreciation in the calculation, since an incentive fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20.0% of such amount, minus the aggregate amount of the actual capital gains incentive fee paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, including upon the effectuation of a merger of the Company with another entity (including an affiliated business development company) or the sale of all or substantially all of the Company’s assets, the termination date is treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrual are included in the Company’s consolidated financial statements and summarized in the table below:

Base Management and Incentive Fees (in thousands)	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Base management fee	$1,232	$499	$2,305	$969
Income incentive fee	$1,948	$47	$3,801	$47
Capital gains incentive fee	$(343)	$249	$(226)	$249
Administration Agreement
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
For the three months ended June 30, 2022 and 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2022 and 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.8 million and $0.6 million, respectively.
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
Debt Investments
The debt investments identified on the consolidated schedules of investments are loans made to venture capital-backed companies focused in technology and other high growth industries which are backed by a select group of leading venture capital investors. These investments are considered Level 3 assets under ASC Topic 820 as there is no known or accessible market or market indices for these types of debt instruments and thus the Company must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of June 30, 2022 and December 31, 2021. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$371,953	$371,953	$—	$—	$319,493	$319,493
Warrant investments	—	—	21,553	21,553	—	—	18,360	18,360
Equity investments	10	—	9,331	9,341	82	—	6,049	6,131
Total investments	$10	$—	$402,837	$402,847	$82	$—	$343,902	$343,984
The following table shows information about Level 3 investments measured at fair value for the six months ended June 30, 2022 and the year ended December 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2021	$319,493	$18,360	$6,049	$343,902
Funding and purchases of investments, at cost	114,037	1,179	3,135	118,351
Principal payments and sale proceeds received from investments	(63,851)	—	—	(63,851)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,973	—	—	3,973
Realized losses on investments	—	(163)	—	(163)
Net change in unrealized gains (losses) included in earnings	(1,876)	2,177	65	366
Payment-in-kind coupon	252	—	7	259
Transfers between investments	(75)	—	75	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of June 30, 2022	$371,953	$21,553	$9,331	$402,837

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2022	$(2,430)	$2,177	$65	$(188)

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2021	$114,261	$4,819	$785	$119,865
Funding and purchases of investments, at cost	60,332	1,883	1,501	63,716
Principal payments and sale proceeds received from investments	(26,011)	—	—	(26,011)
Amortization and accretion of premiums and discounts, net and end-of term payments	1,322	—	—	1,322
Realized gains on investments	—	(12)	—	(12)
Net change in unrealized gains (losses) included in earnings	(559)	1,493	84	1,018
Payment-in-kind coupon	71	—	—	71
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of June 30, 2021	$149,416	$8,183	$2,370	$159,969

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2021	$(319)	$1,493	$84	$1,258
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the six months ended June 30, 2022 or the year ended December 31, 2021.
Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the three months ended June 30, 2022 and June 30, 2021, the Company recognized a net realized loss of $0.2 million and a net realized gain of $0.1 million, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company recognized a net realized loss of $1.4 million and a net realized gain of $0.1 million, respectively.

Unrealized gains and losses are included in “net change in unrealized gains on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended June 30, 2022 totaled $1.5 million and net change in unrealized gains during the three months ended June 30, 2021 totaled $1.1 million, resulting primarily from market rate adjustments. Net change in unrealized gains during the six months ended June 30, 2022 and June 30, 2021 totaled $0.3 million and $1.2 million, respectively, resulting primarily from market rate adjustments. The following table shows a summary of quantitative information about the Level 3 fair value measurements of investments as of June 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	June 30, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$371,953	Discounted Cash Flows	Discount Rate	5.25% - 35.73%	15.98%
Warrant investments	21,553	Black Scholes Option Pricing Model	Revenue Multiples	0.46x - 56.90x	6.25x
			Volatility	45.00% - 90.00%	65.44%
			Term	1.00 - 5.50 Years	2.94 Years
			Risk Free Rate	0.15% - 3.02%	2.32%
Equity investments	9,331	Black Scholes Option Pricing Model	Volatility	50.00% - 75.00%	61.99%
			Term	2.50 - 4.00 Years	3.18 Years
			Risk Free Rate	0.35% - 3.00%	1.64%
			Revenue Multiples	1.70x - 20.50x	5.18x
Total investments	$402,837

Level 3 Investments (dollars in thousands)	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$319,493	Discounted Cash Flows	Discount Rate	4.10% - 27.86%	14.91%
Warrant investments	18,360	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	7.68x
			Volatility	45.00% - 80.00%	66.16%
			Term	2.00 - 5.50 Years	3.67 Years
			Risk Free Rate	0.15% - 1.31%	1.03%
			EBITDA Multiples	6.14x - 25.07x	15.15x
Equity investments	6,049	Black Scholes Option Pricing Model	Volatility	50.00% - 80.00%	62.31%
			Term	2.50 - 5.00 Years	3.40 Years
			Risk Free Rate	0.35% - 1.12%	0.91%
			Revenue Multiples	2.75x - 5.75x	6.60x
Total investments	$343,902
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
As of each of June 30, 2022 and December 31, 2021, the Company had no loan repayment delinquencies and no realized losses on any of its debt investments.

Note 6. Borrowings
The following table shows the Company's outstanding debt as of June 30, 2022 and December 31, 2021:

Liability (in thousands)	June 30, 2022			December 31, 2021
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	$54,000	$196,000	$200,000	$133,500	$66,500
2027 Notes	75,000	75,000	—	—	—	—
Total	325,000	129,000	196,000	200,000	133,500	66,500
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Revolving Credit Facility
Interest cost	$703	$607	$1,986	$1,153
Unused fee	302	1,083	455	2,209
Amortization of costs and other fees	194	133	380	270
Revolving Credit Facility Total	$1,199	$1,823	$2,821	$3,632

2027 Notes
Interest cost	$1,026	$—	$1,026	$—
Amortization of costs and other fees	37	—	37	—
2027 Notes Total	$1,063	$—	$1,063	$—

Total interest expense and amortization of fees	$2,262	$1,823	$3,884	$3,632
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
The revolving period under the Credit Facility is scheduled to expire on July 15, 2023, subject to an extension with the consent of the lenders and early termination if an event of default or other adverse events, specified in the Receivables Financing Agreement, occur. The scheduled maturity date for the Credit Facility is January 15, 2025, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. After a recent amendment, advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus (i) the greater of 3-month Term SOFR and 0.50% and (ii) the credit spread adjustment, and is subject to certain minimum principal utilization amounts during the revolving period. The applicable margin is equal to 3.00% during the revolving period and increases to 4.00% during the amortization period. The credit spread adjustment is equal to 0.15%.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act.

As of June 30, 2022 and December 31, 2021, the Company had outstanding borrowings under the Credit Facility of $54.0 million and $133.5 million, respectively, excluding deferred credit facility costs of $2.1 million and $2.1 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three months ended June 30, 2022 and 2021, the Company had average outstanding borrowings under the Credit Facility of $54.0 million and $49.5 million, respectively, at a weighted average interest rate of 4.18% and 4.00%, respectively. During the six months ended June 30, 2022 and 2021, the Company had average outstanding borrowings under the Credit Facility of $85.9 million and $47.3 million, respectively, at a weighted average interest rate of 3.85% and 4.0%, respectively. As of June 30, 2022 and December 31, 2021, $278.3 million and $310.2 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants under the Credit Facility.
2027 Notes
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
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and minimum stockholders’ equity of $219.8 million, as adjusted upward by an amount equal to 65% of the net proceeds from the issuance of shares of the Company’s common stock subsequent to December 31, 2021. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.9 million of deferred issuance cost as of June 30, 2022, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. The book value of the 2027 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of June 30, 2022 and December 31, 2021:

Liability (in thousands)	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$54,000	$54,000	$—	$—	$133,500	$133,500
2027 Notes	—	—	74,118	74,118	—	—	—	—
Total	$—	$—	$128,118	$128,118	$—	$—	$133,500	$133,500

Note 7. Commitments and Contingencies
Commitments
As of June 30, 2022 and December 31, 2021, the Company’s unfunded commitments totaled $286.6 million to 81 portfolio companies and $331.7 million to 55 portfolio companies, respectively, of which $111.4 million and $115.5 million, respectively, was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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
The table below shows the Company’s unfunded commitments by portfolio company as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Calibrate Health, Inc.	$15,000	$196	$15,000	$196
Canvas Construction, Inc.	14,500	38	14,500	38
Levels Health Inc.	14,273	106	14,273	106
Ever/Body Inc.	13,250	179	13,250	149
Morty, Inc.	12,000	103	12,000	135
Embed Financial Technologies, Inc.	10,000	60	10,000	110
Ribbon Home, Inc.	10,000	40	13,000	40
Vestwell Holdings, Inc.	10,000	89	10,000	89
Cardless, Inc.	8,000	—	8,000	—
Homeward, Inc.	8,000	104	8,000	104
The Pill Club Holdings, Inc.	8,000	141	8,000	104
Workstep Inc.	8,000	22	8,000	22
Elodie Games, Inc.	7,000	93	7,000	93
Redfish Labs, Inc.	7,000	31	15,000	96
Sidecar Health, Inc.	7,000	70	7,000	70
The Aligned Company	7,000	—	7,000	—
Karat Financial Technologies, Inc.	6,990	76	6,990	76
Cherry Technologies Inc.	5,500	—	14,000	163
Certamen Ventures, Inc.	5,055	16	5,055	16
Activehours, Inc.	5,000	29	5,000	29
Curology, Inc.	5,000	—	5,000	—
Eightfold AI Inc.	5,000	—	5,000	—
Well Dot, Inc.	5,000	75	4,000	66
Forum Brands, Inc.	4,972	178	7,771	278
Blueboard Inc.	4,000	25	4,000	25
Idelic, Inc.	4,000	56	4,000	56
JOKR	3,740	257	3,740	257
Merama Inc.	3,644	511	3,644	511
Kobold Metals	3,500	90	3,500	90
Flashparking, Inc.	3,490	102	3,837	112
RenoRun, Inc.	3,400	130	3,400	130
Path Robotics, Inc.	3,232	92	7,000	200
Good Eggs, Inc.	3,000	—	6,000	30
Quantum Circuits, Inc.	3,000	57	—	—
True Footage, Inc.	2,794	77	5,695	107
YDC Inc.	2,600	39	2,600	39
Flink SE	2,500	73	—	—
Demain ES	2,090	26	2,268	25
Trueskin GmbH	2,090	19	—	—
One Vet Inc.	2,000	25	—	—
Manufactured Networks, Inc.	1,956	25	—	—
Tempo Interactive Inc.	1,875	—	7,500	53
Elsker, Inc.	1,750	—	2,750	19

	June 30, 2022		December 31, 2021
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Jerry Services, Inc.	1,500	7	—	—
Phantom Auto, Inc.	1,500	—	1,500	—
Dance GmbH	1,393	63	—	—
Flo Health UK Limited	1,333	26	—	—
Baby Generation, Inc.	1,250	17	—	—
Overtime Sports, Inc.	1,143	3	—	—
Angle Health, Inc.	1,000	29	—	—
Athletic Greens (USA), Inc.	1,000	9	—	—
Belong home, Inc.	1,000	16	—	—
Cart.com, Inc.	1,000	18	—	—
Dia Styling Co.	1,000	—	—	—
Don’t Run Out, Inc.	1,000	—	1,000
Encore Music Technologies, Inc.	1,000	15	—	—
Found Health, Inc.	1,000	6	—	—
Immersive Group Gaming, Ltd.	1,000	—	1,000	—
MCN Investments Ltd.	1,000	27	—	—
Mynd Management, Inc.	1,000	—	—	—
Mystery Tackle Box, Inc.	1,000	14	—	—
Parker Group, Inc.	1,000	9	—	—
Strata Identity, Inc.	1,000	12	1,000	12
Tripscout, Inc.	1,000	12	1,000	12
Wispr AI, Inc.	1,000	4	—	—
Project 1920, Inc.	775	13	—	—
Ephemeral Solutions, Inc.	667	15	—	—
Untitled Labs, Inc.	583	7	—	—
Worldwide Freight Logistics Ltd.	535	36	—	—
Dumpling, Inc.	500	11	500	11
Metropolis Technologies, Inc.	500	—	—	—
Quick Commerce, Ltd.	500	36	—	—
Everdrop GmbH	453	5	—	—
NX Foods GMBH	412	8	—	—
Underground Enterprises, Inc.	375	1	—	—
Foodology, Inc.	372	10	—	—
Nakdcom One World AB	314	26	—	—
Elektra Mobility, Inc.	200	2	—	—
Allplants LTD	97	4	1,160	44
Alyk, Inc.	—	—	500	—
Appex Group, Inc.	—	—	8,000	9
Arcadia Power, Inc.	—	—	10,000	25
Feather Home, Inc.	—	—	1,000	—
HI LLC	—	—	2,500	—
Kasa Living, Inc.	—	—	5,000	79
Leolabs, Inc.	—	141	—	—
Material Technologies Corporation	—	—	5,000	206
Nate, Inc.	—	—	8,000	155
Trendly, Inc.	—	—	1,000	—
VanMoof Global Holding B.V.	—	—	810	24
Total	$286,603	$3,852	$331,743	$4,211
_______________
(1)Does not include $6.3 million and $1.3 million backlog of potential future commitments as of June 30, 2022 and December 31, 2021, respectively. Refer to the “Backlog of Potential Future Commitments” below.
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

Commitments Activity (in thousands)	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Unfunded commitments at beginning of period(1)	$309,160	$108,263	$332,993	$88,956
New commitments(1)	50,123	84,030	84,452	127,733
Fundings	(63,040)	(37,351)	(111,127)	(61,727)
Expirations / Terminations	(3,582)	(2,500)	(13,082)	(2,500)
Foreign currency adjustments	192	90	(383)	70
Unfunded commitments and backlog of potential future commitments at end of period	$292,853	$152,532	$292,853	$152,532
Backlog of potential future commitments	6,250	3,750	6,250	3,750
Unfunded commitments at end of period	$286,603	$148,782	$286,603	$148,782
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of June 30, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	June 30, 2022	December 31, 2021
Dependent on milestones	$111,353	$115,545
Expiring during:
2022	$160,050	$196,300
2023	107,159	135,443
2024	18,250	—
2025	1,144	—
Unfunded commitments	$286,603	$331,743
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of June 30, 2022 and December 31, 2021, this backlog of potential future commitments totaled $6.3 million and $1.3 million, respectively.
Note 8. Financial Highlights
The following table shows the financial highlights for the six months ended June 30, 2022 and June 30, 2021:

Financial Highlights (in thousands, except share and per share data)	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Per Share Data(1)
Net asset value at beginning of period	$15.67	$15.08
Changes in net asset value due to:
Net investment income	0.89	0.46
Net realized gains/(losses) on investments	(0.06)	0.02
Net change in unrealized gains on investments	0.02	0.17
Distribution to preferred shareholders	—	—
Distribution to common shareholders	(0.33)	(0.30)
Net asset value at end of period	$16.19	$15.43

Net investment income per common share	$0.89	$0.46
Net increase in net assets resulting from operations per common share	$0.83	$0.64
Weighted average shares of common stock outstanding for period	17,263,099	7,403,803
Shares of common stock outstanding at end of period	18,222,514	7,729,938

Ratios / Supplemental Data(2)
Net asset value at end of period	$295,486	$119,830
Average net asset value	$274,922	$112,606
Total return based on net asset value per share(3)	5.4%	4.3%
Net investment income to average net asset value(4)	11.3%	6.1%
Net increase in net assets to average net asset value(4)	10.5%	8.5%
Ratio of expenses to average net asset value(4)	8.4%	10.8%
Operating expenses excluding incentive fees to average net asset value(4)	5.7%	10.3%
Income incentive fees to average net asset value(4)	2.8%	0.1%
Capital gains incentive fees to average net asset value(4)	(0.2)%	0.4%
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
(4)Percentage is presented on an annualized basis.

The weighted average portfolio yield on total debt investments shown below is for the six months ended June 30, 2022 and June 30, 2021:

Ratios (Percentages, on an annualized basis)(1)	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Weighted average annualized portfolio yield on total debt investments(2)	15.3%	15.1%
Coupon income	10.3%	10.4%
Accretion of discount	1.2%	1.0%
Accretion of end-of-term payments	2.2%	2.7%
Impact of prepayments during the period	1.6%	1.0%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the periods presented:

Basic and Diluted Share Information (in thousands, except share and per share data)	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Net investment income	$8,134	$2,051	$15,432	$3,415
Net increase in net assets resulting from operations	$6,420	$3,269	$14,300	$4,772
Basic and diluted weighted average shares of common stock outstanding	18,222,514	7,622,710	17,263,099	7,403,803
Basic and diluted net investment income per share of common stock	$0.45	$0.27	$0.89	$0.46
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.35	$0.43	$0.83	$0.64
Note 10.    Equity
During the three months ended June 30, 2022, the Company did not issue any share of common stock. During the three months ended June 30, 2021, the Company issued 226,924 shares of common stock at a weighted-average price of $15.15, through the Company’s private placement offering, resulting in gross proceeds to the Company of $3.5 million.
During the six months ended June 30, 2022 and 2021, the Company issued 4,230,678 and 728,271 shares of common stock at a weighted-average price of $15.88 and $15.10, respectively, through the Company’s private placement offering, resulting in gross proceeds to the Company of $67.5 million and $11.2 million, respectively.
As of June 30, 2022 and December 31, 2021, the Company had 18,222,514 and 13,991,836 shares of common stock outstanding, respectively. As of both June 30, 2022 and December 31, 2021, the Company had 525 shares of its Series A preferred stock outstanding. As of June 30, 2022, the Company has received $282.9 million of gross proceeds from its private offering of common stock.
During the six months ended June 30, 2022, the Company received $50.0 million of capital commitments to purchase shares of the Company’s common stock pursuant to a subscription agreement. As of June 30, 2022, the Company had received capital commitments totaling $386.8 million, of which $104.4 million remained available.
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
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to June 30, 2022.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2020	November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
June 30, 2021	May 12, 2021	May 13, 2021	May 19, 2021	0.30
September 30, 2021	August 11, 2021	August 13, 2021	August 27, 2021	0.30
December 31, 2021	October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 31, 2021	December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 31, 2021	December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
March 31, 2022	April 28, 2022	May 13, 2022	May 19, 2022	0.33
			Total cash distributions	$2.22
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.

(2)Represents a special distribution sourced from net investment income.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three and six months ended June 30, 2022. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Subsequent Events
Distribution
On July 27, 2022, the Board declared a $0.40 per share distribution to the Company’s common stockholders, payable on August 26, 2022 to stockholders of record on August 5, 2022.

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
Overview
We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes.
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

As of June 30, 2022, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. The Credit Facility also includes certain covenants, including without limitation, a covenant requiring 150% asset coverage in accordance with the 1940 Act. Any significant aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for more information. As of June 30, 2022, we were in compliance with the asset coverage requirements under the 1940 Act and were not in breach of any covenants under the Credit Facility. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate for a prolonged period of time.
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

The following tables show certain information relating to the composition of our portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$374,628	$371,953	$(2,675)	175	82
Warrant investments	12,858	21,553	8,695	153	130
Equity investments	8,710	9,341	631	44	36
Total investments in portfolio companies	$396,196	$402,847	$6,651	372	136	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$320,292	$319,493	$(799)	124	57
Warrant investments	11,841	18,360	6,519	115	98
Equity investments	5,492	6,131	639	29	24
Total investments in portfolio companies	$337,625	$343,984	$6,359	268	102	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2022 and December 31, 2021:

	June 30, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$80,754	20.0
Business Products and Services	43,609	10.8
E-Commerce - Clothing and Accessories	39,175	9.7
Real Estate Services	36,502	9.1
Healthcare Technology Systems	27,131	6.7
Consumer Finance	26,525	6.6
Business Applications Software	22,304	5.5
E-Commerce - Personal Goods	18,163	4.5
Energy	16,597	4.1
Software Development Applications	10,588	2.6
Social/Platform Software	9,380	2.3
Life and Health Insurance	8,293	2.1
Infrastructure	8,210	2.0
Cultivation	7,395	1.8
Database Software	6,705	1.7
Information Services (B2C)	5,055	1.3
Food Products	4,380	1.1
Multimedia and Design Software	4,359	1.1
Consumer Non-Durables	4,176	1.0
Aerospace and Defense	4,075	1.0
Entertainment Software	3,957	1.0
Human Capital Services	3,437	0.9
Medical Software and Information Services	2,518	0.6
Healthcare Services	1,789	0.4
Other Financial Services	1,562	0.4
Computer Hardware	1,251	0.3
Business to Business Marketplace	1,214	0.3
Business/Productivity Software	1,103	0.3
Financial Software	1,004	0.2
Application Software	670	0.2
Elder and Disabled Care	486	0.1
Network Management Software	180	*
Home Furnishings	151	*
Communication Software	54	*
Logistics	51	*
Household Products	38	*
Commercial Services	6	*
General Media and Content	—	*
Total portfolio company investments	$402,847	100.0%
_______________
*Amount represents less than 0.05% of total investments at fair value.

	December 31, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$57,722	16.8%
E-Commerce - Clothing and Accessories	39,273	11.4
Real Estate Services	38,492	11.2
Business Applications Software	33,262	9.7
Business Products and Services	20,698	6.0
Consumer Finance	17,236	5.0
Healthcare Technology Systems	16,390	4.8
Other Financial Services	15,304	4.4
Business/Productivity Software	10,481	3.0
Cultivation	8,996	2.6
Social/Platform Software	8,977	2.6
Life and Health Insurance	8,189	2.4
Infrastructure	8,066	2.3
Sports Betting	6,893	2.0
Database Software	6,459	1.9
Computer Hardware	6,419	1.9
Energy	5,183	1.5
Aerospace and Defense	4,724	1.4
E-Commerce - Personal Goods	4,614	1.3
Food Products	4,407	1.3
Multimedia and Design Software	4,015	1.2
Consumer Non-Durables	3,497	1.0
Human Capital Services	3,380	1.0
Software Development Applications	2,935	0.9
Home Furnishings	2,886	0.8
Medical Software and Information Services	2,503	0.7
Healthcare Services	1,378	0.4
Business to Business Marketplace	606	0.2
Elder and Disabled Care	486	0.1
Network Management Software	180	0.1
Information Services (B2C)	117	*
Household Products	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Total portfolio company investments	$343,984	100.0%
_____________
*Amount represents less than 0.05% of total investments at fair value.

The following table shows the financing product type of our debt investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$361,737	97.3%	$309,468	96.9%
Revolver loans	9,916	2.6	9,650	3.0
Convertible notes	300	0.1	375	0.1
Total debt investments	$371,953	100.0%	$319,493	100.0%
Growth capital loans in which the borrower held a term loan facility with another lender, with or without an accompanying revolving loan, in priority to our senior lien represented 27.7% and 33.8% of our debt investments at fair value as of June 30, 2022 and December 31, 2021, respectively.

Investment Activity
The following table shows the total portfolio investment activity for the periods indicated:

(in thousands)	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Beginning portfolio at fair value	$374,243	$139,546	$343,984	$120,368
New debt investments, net(1)	61,899	36,499	114,038	60,332
Scheduled principal amortization	(3,676)	(11,050)	(7,262)	(13,548)
Principal prepayments and early repayments	(32,540)	(8,463)	(56,589)	(12,463)
Accretion of debt investment fees	2,357	533	3,970	1,321
Payment-in-kind coupon	64	71	259	71
New warrant investments	648	1,148	1,180	1,883
New equity investments	1,498	1,256	3,136	1,501
Net realized losses	(163)	(12)	(163)	(12)
Net unrealized gains on investments	(1,483)	1,148	294	1,223
Ending portfolio at fair value	$402,847	$160,676	$402,847	$160,676
_______________
(1)Debt balance is net of fees and discounts applied to the loan at origination.
Our level of investment activity can vary substantially from period to period as our Adviser chooses to slow or accelerate new business originations depending on market conditions, rate of investment of TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, our funding capacity (including availability under our Credit Facility and our ability or inability to raise equity or debt capital), the amount of our outstanding unfunded commitments and other market dynamics.
The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the periods presented:

Commitments and Fundings (in thousands)	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Debt Commitments
New portfolio companies	$36,663	$80,280	$54,963	$114,837
Existing portfolio companies	13,455	3,750	34,028	12,896
Total(1)	$50,118	$84,030	$88,991	$127,733

Funded Debt Investments	$63,040	$37,351	$116,048	$61,727

Equity Investments	$1,423	$1,256	$3,743	$1,501
_______________
(1)Includes backlog of potential future commitments.
As of June 30, 2022 and December 31, 2021, our unfunded commitments totaled $286.6 million to 81 portfolio companies and $331.7 million to 55 portfolio companies, respectively, of which $111.4 million and $115.5 million, respectively, was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of June 30, 2022 and December 31, 2021, this backlog of potential future commitments totaled $6.3 million and $1.3 million, respectively.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$6,430	1.7%	2	$24,595	7.7%	5
White (2)	359,967	96.8%	77	294,898	92.3%	52
Yellow (3)	5,556	1.5%	3	—	—	—
Orange (4)	—	—	—	—	—	—
Red (5)	—	—	—	—	—	—
Total	$371,953	100.0%	82	$319,493	100.0%	57
As of June 30, 2022 and December 31, 2021, the weighted average investment ranking of our debt investment portfolio was 2.00 and 1.92, respectively.
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
For the three months ended June 30, 2022 and 2021, our net increase in net assets resulting from operations was $6.4 million and $3.3 million, respectively, which was comprised of $8.1 million and $2.1 million of net investment income and $1.7 million of net realized and unrealized losses and $1.2 million of net realized and unrealized gains, respectively. On a per common share basis for the three months ended June 30, 2022 and 2021, net investment income was $0.45 and $0.27 per share, respectively, and the net increase in net assets from operations was $0.35 and $0.43 per share, respectively.
For the six months ended June 30, 2022 and 2021, our net increase in net assets resulting from operations was $14.3 million and $4.8 million, respectively, which was comprised of $15.4 million and $3.4 million of net investment income and $1.1 million of net realized and unrealized losses and $1.4 million of net realized and unrealized gains, respectively. On a per common share basis for the six months ended June 30, 2022 and 2021, net investment income was $0.89 and $0.46 per share, respectively, and the net increase in net assets from operations was $0.83 and $0.64 per share, respectively.
Investment Income
Total investment and other income for the three and six months ended June 30, 2022 was $14.1 million and $26.8 million, respectively. Total investment and other income for the three and six months ended June 30, 2021 was $5.2 million and $9.5 million, respectively.
The increase in total investment and other income for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, is due to a higher weighted average principal amount outstanding and a higher weighted average portfolio yield on our income-bearing debt investment portfolio.
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
Total operating expenses for the three and six months ended June 30, 2022 were $5.9 million and $11.4 million, respectively. Total operating expenses for the three and six months ended June 30, 2021 were $3.2 million and $6.0 million, respectively.
Base management fees for the three and six months ended June 30, 2022 were $1.2 million and $2.3 million, respectively. Base management fees for the three and six months ended June 30, 2021 were $0.5 million and $1.0 million, respectively. Base management fees increased during the 2022 periods due to an increase in invested equity, through the issuance of common stock.
Income incentive fees for the three and six months ended June 30, 2022 totaled $1.9 million and $3.8 million, respectively, as our pre-incentive fee net investment income exceeded the hurdle rate for both periods and income incentive fees for the three and six months ended June 30, 2022 were not reduced by the total return requirement under the Advisory Agreement. Income incentive fees for the three and six months ended June 30, 2021 were $47,000 in each period. Capital gains incentive fee expense accruals for the three and six months ended June 30, 2022 totaled a reversal of $0.3 million and $0.2 million, respectively, primarily driven by the unrealized losses we incurred on our investment portfolio during the respective periods. Capital gains incentive fee expense accruals for the three and six months ended June 30, 2021 totaled $0.2 million $0.2 million in each period. See “Note 3. Related Party Agreements and Transactions” to our unaudited financial statements with respect to the capital gains incentive fee expense accruals.
For the three and six months ended June 30, 2022, interest and fees on our borrowings totaled $2.3 million and $3.9 million, respectively. For the three and six months ended June 30, 2021, interest and fees on our borrowings totaled $1.8 million and $3.6 million, respectively. Interest and fees increased during the June 30, 2022 periods primarily due to the increase in weighted average borrowings outstanding during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. Interest and fees on our borrowings were partially offset due to a reduction in the effective margin applicable to borrowings under the Credit Facility, which reduction became effective after June 30, 2021 in connection with an amendment to the Receivables Financing Agreement.
For the three and six months ended June 30, 2022, expenses under the Administration Agreement and general and administrative expenses totaled $0.8 million and $1.6 million, respectively. For the three and six months ended June 30, 2021, expenses under the Administration Agreement and general and administrative expenses totaled $0.6 million and $1.2 million, respectively.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the three and six months ended June 30, 2022, we recognized $0.2 million of net realized losses and $1.4 million of net realized losses, respectively. For the three and six months ended June 30, 2021, we recognized net realized gains of $0.1 million in each period.
Unrealized gains and losses are included in “net change in unrealized gains/(losses) on investments” in the consolidated statements of operations.
During the three months ended June 30, 2022, we incurred $1.5 million of net change in unrealized losses, resulting primarily from foreign currency adjustments. During the six months ended June 30, 2022, we incurred $0.3 million of net change in unrealized gains, resulting primarily from market rate adjustments, partially offset by foreign currency adjustments. Net change in unrealized gains during the three and six months ended June 30, 2021 were $1.1 million and $1.2 million, respectively, resulting primarily from market rate adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the three and six months ended June 30, 2022, interest income totaled $13.9 million and $26.1 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 15.6% and 15.3%, respectively. For the three and six months ended June 30, 2021, interest income totaled $5.2 million and $9.4 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 15.8% and 15.1%, respectively.
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

The yield on our total debt portfolio, excluding the impact of prepayments, was 13.8% and 13.7%, respectively, during the three and six months ended June 30, 2022. The yield on our total debt portfolio, excluding the impact of prepayments, was 14.2% and 14.1%, respectively, during the three and six months ended June 30, 2021.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Weighted average annualized portfolio yield on total debt investments(2)	15.6%	15.8%	15.3%	15.1%
Coupon income	10.5%	10.5%	10.3%	10.4%
Accretion of discount	1.2%	1.0%	1.2%	1.0%
Accretion of end-of-term payments	2.1%	2.7%	2.2%	2.7%
Impact of prepayments during the period	1.8%	1.6%	1.6%	1.0%
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
For the three and six months ended June 30, 2022, our total return based on the change in net asset value was 2.2% and 5.4%, respectively. For the three and six months ended June 30, 2021, our total return based on the change in net asset value was 2.8% and 4.3%, respectively. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period. The total return is for the period shown and is not annualized.
The table below shows our return on average total assets and return on average net asset value for the periods indicated:

Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Net investment income	$8,134	$2,051	$15,432	$3,415
Net increase in net assets	$6,420	$3,269	$14,300	$4,772

Average net asset value(2)	$295,868	$116,719	$274,922	$112,606
Average total assets(2)	$427,787	$171,444	$408,248	$164,629

Net investment income to average net asset value(3)	11.0%	7.0%	11.3%	6.1%
Net increase in net assets to average net asset value(3)	8.7%	11.2%	10.5%	8.5%

Net investment income to average total assets(3)	7.6%	4.8%	7.6%	4.2%
Net increase in net assets to average total assets(3)	6.0%	7.6%	7.1%	5.8%
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
As of June 30, 2022, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 92.5% of our total assets, as compared to 93.6% of our total assets as of December 31, 2021.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 8, 2022 and “Note 4. Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows, prepayments, and the ability to liquidate publicly traded investments, will be adequate to meet our cash needs for our daily operations, including to fund our unfunded commitment obligations. This “Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above.
Cash Flows
During the six months ended June 30, 2022, net cash used in operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $46.8 million, and net cash provided by financing activities was $55.7 million, primarily from proceeds received in connection with the issuance of shares of common stock and the issuance of our 2027 Notes, offset by net repayments under the Credit Facility. As of June 30, 2022, cash, including restricted cash, was $30.0 million.
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
As of June 30, 2022, we had received capital commitments totaling $386.8 million in connection with our private offering of common stock, of which $104.4 million remained available.
Credit Facility

We have $250 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The revolving period under the Credit Facility is scheduled to expire on July 15, 2023 and the maturity date of the Credit Facility is scheduled for January 15, 2025. After a recent amendment, advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus (i) the greater of 3-month Term SOFR and 0.50% and (ii) the credit spread adjustment, and is subject to certain minimum principal utilization amounts during the revolving period. The applicable margin is equal to 3.00% during the revolving period and increases to 4.00% during the amortization period. The credit spread adjustment is equal to 0.15%. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of June 30, 2022 and December 31, 2021, we had outstanding borrowings of $54.0 million and $133.5 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $2.1 million and $2.1 million, respectively, which are included as assets in the consolidated statements of assets and liabilities. We had $196.0 million and $66.5 million of remaining capacity on our Credit Facility as of June 30, 2022 and December 31, 2021, respectively.
2027 Notes
On April 6, 2022, we issued $75.0 million in aggregate principal amount of senior unsecured notes due April 2027 with a fixed interest rate of 5.86% per year (the “2027 Notes”). The 2027 Notes were issued in a private placement to certain qualified institutional investors, pursuant to the terms of the Master Note Purchase Agreement, dated as of April 6, 2022 (the “Note Purchase Agreement”). The 2027 Notes will mature on April 6, 2027, unless redeemed, purchased or prepaid prior to such date in accordance with their terms. In the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.86% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
Interest on the 2027 Notes will be due semiannually on April 6 and October 6 each year, beginning on October 6, 2022. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us; provided however, in the event that we create, incur, assume or permit to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and minimum stockholders’ equity of $219.8 million, as adjusted upward by an amount equal to 65% of the net proceeds from the issuance of shares of the Company’s common stock subsequent to December 31, 2021. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and our President and Chief Investment Officer, Sajal K. Srivastava.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.9 million of deferred issuance cost as of June 30, 2022, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. The book value of the 2027 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
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
Asset Coverage Requirements

We are required under the 1940 Act to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock, of at least 150%. As of June 30, 2022, our asset coverage for total borrowings and other senior securities was 327%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2022 and December 31, 2021, our unfunded commitments totaled $286.6 million and $331.7 million, respectively, of which $111.4 million and $115.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.

The following table shows our unfunded commitments by portfolio company as of June 30, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	June 30, 2022	December 31, 2021
Calibrate Health, Inc.	$15,000	$15,000
Canvas Construction, Inc.	14,500	14,500
Levels Health Inc.	14,273	14,273
Ever/Body Inc.	13,250	13,250
Morty, Inc.	12,000	12,000
Embed Financial Technologies, Inc.	10,000	10,000
Ribbon Home, Inc.	10,000	13,000
Vestwell Holdings, Inc.	10,000	10,000
Cardless, Inc.	8,000	8,000
Homeward, Inc.	8,000	8,000
The Pill Club Holdings, Inc.	8,000	8,000
Workstep Inc.	8,000	8,000
Elodie Games, Inc.	7,000	7,000
Redfish Labs, Inc.	7,000	15,000
Sidecar Health, Inc.	7,000	7,000
The Aligned Company	7,000	7,000
Karat Financial Technologies, Inc.	6,990	6,990
Cherry Technologies Inc.	5,500	14,000
Certamen Ventures, Inc.	5,055	5,055
Activehours, Inc.	5,000	5,000
Curology, Inc.	5,000	5,000
Eightfold AI Inc.	5,000	5,000
Well Dot, Inc.	5,000	4,000
Forum Brands, Inc.	4,972	7,771
Blueboard Inc.	4,000	4,000
Idelic, Inc.	4,000	4,000
JOKR	3,740	3,740
Merama Inc.	3,644	3,644
Kobold Metals	3,500	3,500
Flashparking, Inc.	3,490	3,837
RenoRun, Inc.	3,400	3,400
Path Robotics, Inc.	3,232	7,000
Good Eggs, Inc.	3,000	6,000
Quantum Circuits, Inc.	3,000	—
True Footage, Inc.	2,794	5,695
YDC Inc.	2,600	2,600
Flink SE	2,500	—
Demain ES	2,090	2,268
Trueskin GmbH	2,090	—
One Vet Inc.	2,000	—
Manufactured Networks, Inc.	1,956	—
Tempo Interactive Inc.	1,875	7,500
Elsker, Inc.	1,750	2,750
Jerry Services, Inc.	1,500	—
Phantom Auto, Inc.	1,500	1,500
Dance GmbH	1,393	—

Unfunded Commitments(1) (in thousands)	June 30, 2022	December 31, 2021
Flo Health UK Limited	1,333	—
Baby Generation, Inc.	1,250	—
Overtime Sports, Inc.	1,143	—
Angle Health, Inc.	1,000	—
Athletic Greens (USA), Inc.	1,000	—
Belong home, Inc.	1,000	—
Cart.com, Inc.	1,000	—
Dia Styling Co.	1,000	—
Don’t Run Out, Inc.	1,000	1,000
Encore Music Technologies, Inc.	1,000	—
Found Health, Inc.	1,000	—
Immersive Group Gaming, Ltd.	1,000	1,000
MCN Investments Ltd.	1,000	—
Mynd Management, Inc.	1,000	—
Mystery Tackle Box, Inc.	1,000	—
Parker Group, Inc.	1,000	—
Strata Identity, Inc.	1,000	1,000
Tripscout, Inc.	1,000	1,000
Wispr AI, Inc.	1,000	—
Project 1920, Inc.	775	—
Ephemeral Solutions, Inc.	667	—
Untitled Labs, Inc.	583	—
Worldwide Freight Logistics Ltd.	535	—
Dumpling, Inc.	500	500
Metropolis Technologies, Inc.	500	—
Quick Commerce, Ltd.	500	—
Everdrop GmbH	453	—
NX Foods GMBH	412	—
Underground Enterprises, Inc.	375	—
Foodology, Inc.	372	—
Nakdcom One World AB	314	—
Elektra Mobility, Inc.	200	—
Allplants LTD	97	1,160
Alyk, Inc.	—	500
Appex Group, Inc.	—	8,000
Arcadia Power, Inc.	—	10,000
Feather Home, Inc.	—	1,000
HI LLC	—	2,500
Kasa Living, Inc.	—	5,000
Leolabs, Inc.	—	—
Material Technologies Corporation	—	5,000
Nate, Inc.	—	8,000
Trendly, Inc.	—	1,000
VanMoof Global Holding B.V.	—	810
Total	$286,603	$331,743
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of June 30, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	June 30, 2022	December 31, 2021
Dependent on milestones	$111,353	$115,545
Expiring during:
2022	$160,050	$196,300
2023	107,159	135,443
2024	18,250	—
2025	1,144	—
Total	$286,603	$331,743
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to June 30, 2022.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
December 31, 2020	November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 31, 2020	December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
June 30, 2021	May 12, 2021	May 13, 2021	May 19, 2021	0.30
September 30, 2021	August 11, 2021	August 13, 2021	August 27, 2021	0.30
December 31, 2021	October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 31, 2021	December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 31, 2021	December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
March 31, 2022	April 28, 2022	May 13, 2022	May 19, 2022	0.33
			Total cash distributions	$2.22
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
As of June 30, 2022, we estimated that we had undistributed taxable earnings from distributable earnings of $9.2 million, or $0.51 per common share.
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2022-03 on our consolidated financial statements.
Recent Developments
Distribution
On July 27, 2022, our Board declared a $0.40 per share distribution to our common stockholders, payable on August 26, 2022 to stockholders of record on August 5, 2022.
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
As of June 30, 2022, a majority of the debt investments (approximately 72.6%, or $273.0 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including LIBOR.
As of June 30, 2022, our floating rate borrowings totaled $54.0 million, which represented 41.9% of our outstanding debt as of June 30, 2022. As of June 30, 2022, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. The Prime Rate as of June 30, 2022 was 4.75%, which is at or above the interest-rate floors applicable to our floating rate debt investments. With respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under our credit facility as of June 30, 2022. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of June 30, 2022, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2022 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$8,149	$(3,750)	$4,399
Up 200 basis points	$5,419	$(2,500)	$2,919
Up 100 basis points	$2,689	$(1,250)	$1,439
Up 50 basis points	$1,328	$(625)	$703
Down 50 basis points	$(1,339)	$625	$(714)
Down 100 basis points	$(2,672)	$1,250	$(1,422)
Down 200 basis points	$(3,945)	$1,372	$(2,573)
Down 300 basis points	$(3,945)	$1,372	$(2,573)
This analysis is indicative of the potential impact on our investment income as of June 30, 2022, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after June 30, 2022 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of June 30, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (filed with the SEC on March 8, 2022), which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by us on our current reports on Form 8-K, we did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation(1)

3.2	Articles Supplementary(2)

3.3	Bylaws(3)

10.1	Master Note Purchase Agreement, dated April 6, 2022, by and among the Company and the Purchasers party thereto(4)

10.2	Fourth Amendment to Receivables Financing Agreement, dated as of June 7, 2022(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)
(1)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(2)Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(3)Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(4)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on April 6, 2022.

(5)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on June 10, 2022.
(*)Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Private Venture Credit Inc.

Date: August 4, 2022	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)