Form 10-Q
period 2022-09-30
TriplePoint Private Venture Credit Inc.
filed 2022-11-03
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of November 3, 2022, the registrant had 18,222,514 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments at fair value (amortized cost of $458,112 and $337,625, respectively)	$455,670	$343,984
Cash and cash equivalents	12,984	17,412
Restricted cash	5,085	3,660
Deferred credit facility costs	1,945	2,146
Prepaid expenses and other assets	231	447
Total assets	$475,915	$367,649

Liabilities
Revolving Credit Facility	$96,000	$133,500
2027 Notes, net	74,152	—
Base management fee payable	1,246	798
Income incentive fee payable	2,265	1,444
Capital gains incentive fee payable	—	1,433
Other accrued expenses and liabilities	13,036	10,712
Total liabilities	$186,699	$147,887
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	182	140
Paid-in capital in excess of par value	280,631	213,204
Total distributable earnings	8,403	6,418
Total net assets	$289,216	$219,762
Total liabilities and net assets	$475,915	$367,649

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	18,222,514	13,991,836
Net asset value per common share	$15.84	$15.67

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Investment income
Interest income from investments	$15,892	$6,452	$42,028	$15,851
Other income
Expirations / terminations of unfunded commitments	204	23	541	34
Other fees	325	212	681	264
Total investment and other income	16,421	6,687	43,250	16,149

Operating expenses
Base management fee	1,246	581	3,551	1,550
Income incentive fee	2,265	831	6,066	878
Capital gains incentive fee	(1,206)	948	(1,433)	1,197
Interest expense and amortization of fees	2,917	1,290	6,801	4,923
Administration agreement expenses	468	361	1,315	919
General and administrative expenses	467	300	1,254	891
Total operating expenses	6,157	4,311	17,554	10,358

Net investment income	10,264	2,376	25,696	5,791

Net realized and unrealized gains/(losses)
Net realized gains/(losses) on investments	(190)	44	(1,614)	178
Net change in unrealized gains/(losses) on investments	(9,040)	2,944	(8,748)	4,166
Net realized and unrealized gains/(losses)	(9,230)	2,988	(10,362)	4,344

Net increase in net assets resulting from operations	$1,034	$5,364	$15,334	$10,135

Basic and diluted net investment income per common share	$0.56	$0.30	$1.46	$0.76
Basic and diluted net increase in net assets per common share	$0.06	$0.68	$0.87	$1.34
Basic and diluted weighted average shares of common stock outstanding	18,222,514	7,824,510	17,586,418	7,545,580

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance at June 30, 2021	7,729,938	$77	525	$—	$114,580	$5,173	$119,830
Issuance of common stock	1,943,950	20	—	—	30,756	—	30,776
Common stock distributions from distributable earnings	—	—	—	—	—	(2,319)	(2,319)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(16)	(16)
Net increase in net assets resulting from operations	—	—	—	—	—	5,364	5,364
Balance at September 30, 2021	9,673,888	$97	525	$—	$145,336	$8,202	$153,635

Balance at December 31, 2020	7,001,667	$70	525	$—	$103,387	$2,684	$106,141
Issuance of common stock	2,672,221	27	—	—	41,949	—	41,976
Common stock distributions from distributable earnings	—	—	—	—	—	(4,570)	(4,570)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(47)	(47)
Net increase in net assets resulting from operations	—	—	—	—	—	10,135	10,135
Balance at September 30, 2021	9,673,888	$97	525	$—	$145,336	$8,202	$153,635

Balance at June 30, 2022	18,222,514	$182	525	$—	$280,631	$14,673	$295,486
Issuance of common stock	—	—	—	—	—	—	—
Common stock distributions from distributable earnings	—	—	—	—	—	(7,289)	(7,289)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	1,034	1,034
Balance at September 30, 2022	18,222,514	$182	525	$—	$280,631	$8,403	$289,216

Balance at December 31, 2021	13,991,836	$140	525	$—	$213,204	$6,418	$219,762
Issuance of common stock	4,230,678	42	—	—	67,427	—	67,469
Common stock distributions from distributable earnings	—	—	—	—	—	(13,302)	(13,302)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(47)	(47)
Net increase in net assets resulting from operations	—	—	—	—	—	15,334	15,334
Balance at September 30, 2022	18,222,514	$182	525	$—	$280,631	$8,403	$289,216

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$15,334	$10,135
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(198,274)	(159,448)
Principal payments and proceeds from investments	85,035	45,885
Payment-in-kind interest on investments	(269)	(180)
Net change in unrealized (gains) losses on investments	8,748	(4,166)
Net realized (gains) losses on investments	1,614	(178)
Amortization and accretion of premiums and discounts, net	(8,656)	(1,921)
Amortization of debt fees and issuance costs	677	456
Change in operating assets and liabilities:
Prepaid expenses and other assets	216	(220)
Base management fee payable	448	118
Income incentive fee payable	821	831
Capital gains incentive fee payable	(1,433)	1,197
Other accrued expenses and liabilities	2,324	1,578
Net cash used in operating activities	(93,415)	(105,913)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	92,000	72,700
Repayments under revolving credit facility	(129,500)	(21,700)
Issuance of 2027 Notes	75,000	—
Common stock distributions paid	(13,302)	(4,570)
Preferred stock distributions paid	(32)	(32)
Debt issuance costs of 2027 Notes	(926)	—
Deferred credit facility costs	(297)	(1,439)
Proceeds from issuance of common stock	67,469	41,976
Net cash provided by provided by financing activities	90,412	86,935
Net change in cash, cash equivalents and restricted cash	(3,003)	(18,978)
Cash, cash equivalents and restricted cash at beginning of period	21,072	34,140
Cash, cash equivalents and restricted cash at end of period	$18,069	$15,162

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$12,984	$14,812
Restricted cash	5,085	350
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$18,069	$15,162

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,484	$4,490
Excise taxes paid	$32	$13

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$2,650	$2,783	$2,792	3/31/2024
Total Aerospace and Defense - 0.97%*			2,650	2,783	2,792

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	667	660	660	5/31/2024
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	700	691	691	7/31/2024
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	460	452	452	9/30/2024
Total Application Software - 0.62%*			1,827	1,803	1,803

Business Applications Software
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)(2)	9/30/2022	3,000	2,950	2,950	9/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000	9,972	9,972	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	340	340	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	549	549	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	281	281	10/31/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	1/21/2022	347	345	345	1/31/2024
			11,510	11,487	11,487
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	3,018	3,221	2,694	11/30/2023
Tide Platform Limited(1)(3)	Revolver (8.00% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,839	1,443	1/13/2022
			4,786	5,060	4,137
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	2,005	1,993	12/31/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	2,005	1,993	12/31/2024
			4,000	4,010	3,986
Total Business Applications Software - 7.80%*			23,296	23,507	22,560

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.00% floor, 6.00% EOT payment)(2)	9/9/2022	2,000	1,935	1,935	9/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,800	1,794	1,794	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 5.75% EOT payment)	11/18/2021	4,200	4,259	4,259	11/30/2023
			6,000	6,053	6,053
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)(2)	12/30/2021	5,000	4,931	4,931	12/31/2025
Certamen Ventures Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 7.75% floor, 3.00% EOT payment)	11/30/2021	6,945	6,956	6,956	5/31/2024
Elsker, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 7.25% floor, 6.25% EOT payment)(2)	1/19/2022	1,000	997	997	1/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	2/15/2022	1,940	1,927	1,927	8/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	4/25/2022	1,828	1,803	1,803	10/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	8/1/2022	705	689	689	1/31/2026
			4,473	4,419	4,419
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	5,553	5,516	5,516	8/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value		Maturity Date
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	5/4/2022	1,500	1,461	1,447		5/31/2025
Rally Network, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,500	2,548	2,515		10/28/2023
RedFish Labs, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 4.00% EOT payment)	1/14/2022	8,000	7,956	7,956		1/31/2025
RenoRun, Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)	12/30/2021	600	587	587		12/31/2025
RenoRun, Inc.(1)(3)	Convertible Note (4.00% interest rate)(2)	12/30/2021	300	300	300		12/30/2023
			900	887	887	0
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	6/15/2022	484	463	426		6/30/2025
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 7.50% EOT payment)(2)	6/15/2022	194	195	179		6/15/2023
			678	658	605
Total Business Products and Services - 15.29%*			44,549	44,317	44,217

Business/Productivity Software
Construction Finance Corporation	Revolver (Prime + 6.25% interest rate, 9.50% floor, 3.25% EOT payment)(2)	7/8/2022	3	3	3		1/7/2024
Idelic Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 9.50% EOT payment)(2)	9/14/2022	4,000	3,948	3,948		3/31/2026
Manufactured Networks, Inc.	Revolver (Prime + 7.75% interest rate, 7.75% floor, 2.00% EOT payment)(2)	5/6/2022	136	156	156		11/6/2023
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK, 7.00% EOT payment)(2)	3/30/2022	1,023	1,016	1,016		3/31/2027
Total Business/Productivity Software - 1.77%*			5,162	5,123	5,123

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	3,000	2,936	2,936		2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	2,500	2,447	2,447		2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	1,000	980	980		2/28/2026
			6,500	6,363	6,363
Iris Automation, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 4.75% EOT payment)(2)	2/11/2022	1,000	985	985		2/28/2025
Total Computer Hardware - 2.54%*			7,500	7,348	7,348

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	4,000	4,094	4,058		10/31/2023
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	9/30/2021	6,000	5,997	5,906		9/30/2024
			10,000	10,091	9,964
Cherry Technologies Inc.	Growth Capital Loan (11.00% interest rate, 5.50% EOT payment)(2)	5/6/2022	8,500	8,386	8,386		11/30/2024
Cherry Technologies Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.50% EOT payment)(2)	7/14/2022	5,500	5,399	5,399		1/31/2025
			14,000	13,785	13,785
Embed Financial Technologies Inc.	Growth Capital Loan (12.50% interest rate, 0.00% EOT payment)(2)	7/15/2022	—	—	—		7/31/2023
The Aligned Company	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	6,000	6,031	6,031		4/30/2025
Vestwell Holdings Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 8.00% EOT payment)(2)	9/30/2022	7,000	6,886	6,886		3/31/2026
Total Consumer Finance - 12.68%*			37,000	36,793	36,666

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,535	2,520		6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	998	988		6/30/2025
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)(2)	5/18/2022	375	373	370		11/30/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	6/9/2022	250	250	248	3/31/2025
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	8/5/2022	375	373	370	5/31/2025
			1,000	996	988
Total Consumer Non-Durables - 1.55%*			4,500	4,529	4,496

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	753	747	1/31/2025
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	9,934	9,855	5/31/2026
Clutter Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 6.00% EOT payment)	12/23/2020	1,297	1,366	1,363	12/31/2023
Clutter Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 7.00% EOT payment)	3/26/2021	2,515	2,653	2,645	3/31/2024
			3,812	4,019	4,008
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	4/14/2022	723	695	623	4/30/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	7/14/2022	268	256	247	7/31/2025
			991	951	870
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	5/16/2022	50	50	50	5/31/2025
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	7/5/2022	100	100	99	7/31/2025
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	7/27/2022	100	99	99	7/31/2025
			250	249	248
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	6/27/2022	333	329	326	3/31/2025
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	8/12/2022	111	109	108	5/31/2025
			444	438	434
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	750	750	747	9/30/2024
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	1,250	1,221	1,199	7/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)(2)	4/8/2022	21	21	21	10/31/2022
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	31	31	31	4/30/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	76	75	74	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	500	492	489	5/31/2025
			628	619	615
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)	8/12/2021	3,906	3,933	3,909	8/31/2025
Good Eggs, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 6.00% EOT payment)(2)	5/25/2022	3,000	2,946	2,927	5/31/2025
			6,906	6,879	6,836
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,698	1,684	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,350	3,323	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	5,102	5,057	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	5,096	5,051	12/31/2024
			15,000	15,246	15,115
Immersive Group Gaming LTD(1)(3)	Growth Capital Loan (10.00% interest rate, 5.25% EOT payment)	12/10/2021	3,000	2,954	2,911	12/31/2024
Immersive Group Gaming LTD(1)(3)	Growth Capital Loan (10.00% interest rate, 5.25% EOT payment)(2)	7/26/2022	1,000	955	935	7/31/2025
			4,000	3,909	3,846

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	10/14/2021	1,252	1,269	1,259	10/13/2022
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	5,000	4,764	4,689	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/17/2022	1,000	982	972	8/31/2026
			7,252	7,015	6,920
Mystery Tackle Box, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 9.25% EOT payment)(2)	4/29/2022	1,000	991	982	1/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	6/6/2022	537	517	466	6/30/2026
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/29/2022	301	288	278	8/31/2026
			838	805	744
Nate, Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 4.25% floor, 0.50% EOT payment)(2)	3/3/2022	2,400	2,355	2,348	5/31/2023
Nate, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 6.00% floor, 1.00% EOT payment)(2)	3/3/2022	1,600	1,573	1,569	5/31/2023
Nate, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 6.00% floor, 1.00% EOT payment)(2)	4/26/2022	3,200	3,135	3,126	5/31/2023
Nate, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)(2)	4/26/2022	800	787	785	5/31/2023
			8,000	7,850	7,828
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	588	580	574	6/30/2026
Project 1920, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	346	345	3/25/2023
Spinn, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	1,000	1,004	995	8/31/2024
Tempo Interactive Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	4/27/2022	5,625	5,612	5,558	4/30/2025
Untitled Labs, Inc.	Growth Capital Loan (11.50% interest rate, 5.00% EOT payment)(2)	6/23/2022	417	409	401	6/30/2026
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,461	3,478	2,867	1/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	5/27/2021	1,748	1,746	1,420	5/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	1/31/2022	804	793	687	1/31/2026
			6,013	6,017	4,974
Total Consumer Products and Services - 25.53%*			75,864	75,597	73,841

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	7/21/2021	1,341	1,327	1,090	7/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	10/13/2021	1,231	1,200	1,190	10/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	11/19/2021	1,242	1,266	1,255	11/30/2024
Total Cultivation - 1.22%*			3,814	3,793	3,535

Database Software
SiSense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	12/28/2021	6,500	6,541	6,541	6/30/2024
Total Database Software - 2.26%*			6,500	6,541	6,541

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.25% floor, 6.50% EOT payment)	9/29/2021	12,494	12,317	12,230	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)(2)	6/15/2022	10,000	10,029	9,903	6/30/2027
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,584	4,562	12/31/2023
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	3,000	2,939	2,916	12/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
TFG Holding, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)	3/31/2022	1,000	978	971	9/30/2025
			8,500	8,501	8,449
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,569	6,516	11/30/2024
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	1,000	987	976	12/31/2025
			7,500	7,556	7,492
Total E-Commerce - Clothing and Accessories - 13.16%*			38,494	38,403	38,074

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	3,477	3,501	3,465	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	263	264	262	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	315	316	312	8/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	10/6/2021	1,458	1,454	1,435	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	947	942	928	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	2,540	2,526	2,490	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	848	840	827	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	324	321	316	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	57	56	56	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	1,836	1,813	1,784	1/31/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	700	685	672	4/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	263	258	253	4/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	9/21/2022	1,710	1,650	1,612	9/30/2024
			14,738	14,626	14,412
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,577	1,566	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	737	731	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,565	1,553	8/31/2024
			3,856	3,879	3,850
Total E-Commerce - Personal Goods - 6.31%*			18,594	18,505	18,262

Energy
Arcadia Power, Inc.	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)(2)	5/6/2022	5,000	4,973	4,862	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	6/29/2022	5,000	4,886	4,831	12/31/2026
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	5,000	5,010	4,958	12/31/2024
Total Energy - 5.07%*			15,000	14,869	14,651

Entertainment Software
Encore Music Technologies, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	986	986	4/30/2025
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/17/2022	3,000	2,971	2,971	5/31/2025
Total Entertainment Software - 1.37%*			4,000	3,957	3,957

Financial Software

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 6.75% floor, 0.00% EOT payment)(2)	4/6/2022	300	296	296	10/31/2024
Parker Group Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 8.25% EOT payment)(2)	4/6/2022	700	698	698	4/30/2025
			1,000	994	994
Zolve Innovations Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 0.00% EOT payment)(2)	7/28/2022	1,000	983	983	1/31/2025
Total Financial Software - 0.68%*			2,000	1,977	1,977

Food Products
AllPlants Ltd(1)(3)	Revolver (Prime + 2.50% interest rate, 8.00% floor, 3.00% EOT payment)(2)	5/24/2021	1,291	1,330	1,053	5/5/2022
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	291	291	232	7/31/2025
AllPlants Ltd(1)(3)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 8.00% EOT payment)(2)	9/1/2022	901	902	868	8/31/2026
			2,483	2,523	2,153
Feast Kitchen ApS(1)(3)(7)	Growth Capital Loan (5.00% cash interest rate + 5.75% PIK interest, 10.00% EOT Payment)(2)	5/27/2020	1,326	1,494	258	6/30/2023
Feast Kitchen ApS(1)(3)(7)	Growth Capital Loan (5.00% cash interest rate + 6.00% PIK interest, 10.00% EOT Payment)(2)	11/12/2020	533	547	104	5/31/2024
Feast Kitchen ApS(1)(3)(7)	Growth Capital Loan (5.00% cash interest rate + 6.00% PIK interest, 10.00% EOT Payment)(2)	5/11/2021	830	822	161	11/30/2024
			2,689	2,863	523
Total Food Products - 0.93%*			5,172	5,386	2,676

Healthcare Services
Hey Favor, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.25% EOT payment)(2)	8/5/2022	8,000	7,838	7,838	8/31/2024
Levels Health Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.25% floor, 2.00% EOT payment)	10/13/2021	727	727	727	10/31/2024
Total Healthcare Services - 2.96%*			8,727	8,565	8,565

Healthcare Technology Systems
Calibrate Health, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.50% EOT payment)(2)	7/26/2022	2,000	1,905	1,905	1/31/2025
Calibrate Health, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 7.25% floor, 7.25% EOT payment)(2)	7/26/2022	3,000	2,864	2,864	1/31/2025
Calibrate Health, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 9.25% EOT payment)(2)	9/30/2022	5,000	4,916	4,916	3/31/2026
			10,000	9,685	9,685
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,196	5,196	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	5,113	4,907	12/31/2023
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	5,113	4,907	12/31/2023
Medly Health Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 6.75% EOT payment)	3/25/2022	10,500	10,420	9,494	9/30/2025
Medly Health Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.75% EOT payment)	8/29/2022	2,929	2,761	2,761	8/31/2024
			23,429	23,407	22,069
Total Healthcare Technology Systems - 12.78%*			38,429	38,288	36,950

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 5.25% interest rate, 8.50% floor, 2.85% EOT payment)(2)	10/7/2021	3,010	2,974	2,974	6/30/2023
Total Human Capital Services - 1.03%*			3,010	2,974	2,974

Information Services (B2C)
Kasa Living, Inc.	Growth Capital Loan (9.25% interest rate, 6.75% EOT payment)(2)	1/28/2022	5,000	4,972	4,898	1/31/2026
Total Information Services (B2C) - 1.69%*			5,000	4,972	4,898

Infrastructure

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,281	5,350	10/31/2023
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,640	2,675	10/31/2023
Total Infrastructure - 2.77%*			7,500	7,921	8,025

Life and Health Insurance
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	8,085	8,085	2/28/2025
Total Life and Health Insurance - 2.80%*			8,000	8,085	8,085

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (10.75% interest rate, 4.25% EOT payment)	7/1/2021	2,500	2,501	2,476	12/31/2024
Total Medical Software and Information Services - 0.86%*			2,500	2,501	2,476

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)(2)	9/30/2022	5,000	4,873	4,873	3/31/2027
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	8/12/2021	2,370	2,387	2,373	2/29/2024
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	9/30/2021	1,500	1,474	1,465	3/31/2024
			3,870	3,861	3,838
Total Multimedia and Design Software - 3.01%*			8,870	8,734	8,711

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	495	486	9/30/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	3,075	3,000	3,000	8/31/2025
Total Other Financial Services - 1.21%*			3,575	3,495	3,486

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.25% EOT payment)	4/30/2021	2,500	2,604	2,578	4/30/2024
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.25% EOT payment)	3/18/2022	4,742	4,817	4,771	4/30/2024
			7,242	7,421	7,349
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,243	1,925	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,243	1,925	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 3.00% interest rate, 6.25% floor, 6.00% EOT payment)(2)	8/4/2022	2,051	1,987	1,882	7/31/2025
			6,587	6,473	5,732
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)	12/30/2021	4,000	4,019	4,019	6/30/2024
MCN Investments Ltd.(1)(3)	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	8/9/2022	400	393	393	2/28/2023
MCN Investments Ltd.(1)(3)	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 1.25% EOT payment)(2)	8/24/2022	400	392	392	2/28/2023
			800	785	785
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/25/2022	1,000	1,009	1,009	5/31/2024
Ribbon Home, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.00% EOT payment)	6/25/2021	2,390	2,389	2,389	6/30/2024
Ribbon Home, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)	12/30/2021	2,000	1,963	1,963	12/31/2025
Ribbon Home, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.75% EOT payment)(2)	8/16/2022	6,000	5,943	5,943	8/31/2026
			10,390	10,295	10,295
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	2,083	2,088	3/31/2023
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	519	520	4/30/2023

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
			2,500	2,602	2,608
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	249	244	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	794	780	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	219	215	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	105	103	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	437	430	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	207	203	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	149	147	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,361	1,338	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	754	741	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	168	165	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	114	112	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	296	291	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,092	1,071	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	975	956	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	212	209	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	195	193	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	98	97	7/31/2025
			7,508	7,425	7,295
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/10/2021	2,400	2,367	2,367	12/31/2024
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	7/15/2022	1,600	1,549	1,549	7/31/2025
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	9/26/2022	1,000	962	962	9/30/2025
			5,000	4,878	4,878
Total Real Estate Services - 15.20%*			45,027	44,907	43,970

Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	1,886	1,865	1,865	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,114	1,118	1,118	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,500	1,500	1,500	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,800	1,800	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,801	1,801	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	900	900	900	12/31/2024
Total Social/Platform Software - 3.11%*			9,000	8,984	8,984

Total Debt Investments - 147.17%*			$435,560	$434,657	$425,643

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$765
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	197
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	66
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	6,747	58	58
Total Aerospace and Defense - 0.38%*				311	1,086

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,163	10	9
Total Application Software - 0.00%*				10	9

Business Applications Software
Blueboard Inc.	Common Stock(2)	3/11/2021	139,535	28	28
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	59
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	118
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	575
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	144
				450	719
Morty, Inc.	Preferred Stock(2)	10/1/2021	44,490	33	33
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	67
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	53
Total Business Applications Software - 0.41%*				734	1,179

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock(2)	9/9/2022	40,748	50	50
Cardless Inc.	Common Stock	11/18/2021	12,903	28	58
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	101
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	544	3	3
				122	104
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	47
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	134
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	205
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	22
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	15
				374	242
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	5/4/2022	114,041	26	9
RedFish Labs, Inc.	Preferred Stock	11/23/2021	53,862	122	140
RenoRun, Inc.(1)	Preferred Stock	12/30/2021	4,242	93	93
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	23
Total Business Products and Services - 0.32%*				1,036	922

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	318
Total Business to Business Marketplace - 0.11%*				156	318

Business/Productivity Software
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	14
Idelic Inc.	Preferred Stock(2)	12/10/2021	30,551	46	46
Manufactured Networks, Inc.(12)	Preferred Stock(2)	5/6/2022	—	—	—
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	19
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	6,941	7	6
Total Business/Productivity Software - 0.03%*				70	85

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	27
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	62,874	77	148
Iris Automation, Inc.	Preferred Stock(2)	2/11/2022	43,365	24	24
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	21,134	27	27
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	13,940	92	58
Total Computer Hardware - 0.10%*				299	284

Consumer Finance
Activehours, Inc.	Preferred Stock	10/8/2020	49,296	129	181
Activehours, Inc.	Preferred Stock	9/30/2021	6,162	16	23
				145	204
Cherry Technologies Inc.	Preferred Stock(2)	11/23/2021	77,891	195	71
Embed Financial Technologies Inc.	Preferred Stock(2)	9/21/2021	9,128	10	85
The Aligned Company	Preferred Stock	10/21/2021	17,564	50	772
The Aligned Company	Preferred Stock	10/21/2021	569	8	8
				58	780
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	136,869	44	772
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	54
Total Consumer Finance - 0.68%*				506	1,966

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	8
Athletic Greens International, Inc.	Preferred Stock(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	14
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	8
Underground Enterprises, Inc.(12)	Preferred Stock(2)	5/18/2022	—	—	—
Total Consumer Non-Durables - 0.01%*				48	34

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	9,370	7	7
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	395
Clutter Inc.	Preferred Stock	9/30/2020	19,649	113	113
Dance Gmbh(1)(3)	Preferred Stock(2)	3/31/2022	35	37	33
Elektra Mobility Inc.(12)	Preferred Stock(2)	5/6/2022	—	—	—
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	12
Ever/Body, Inc.	Preferred Stock	9/7/2021	188,283	92	156
Everdrop GmbH(1)	Preferred Stock(2)	3/16/2022	14	24	22
Flink SE(1)(3)	Common Stock(2)	4/13/2022	9	23	11
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	12
Good Eggs, Inc.	Preferred Stock	8/12/2021	577,717	142	277
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	145
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	34
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	25
				130	204
Immersive Group Gaming LTD(1)	Preferred Stock	7/12/2021	451,039	115	86
JOKR S.a.r.l.(1)(3)	Preferred Stock	10/14/2021	20,944	536	210
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	8/10/2022	746	3	3
				539	213

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Mystery Tackle Box, Inc.	Preferred Stock(2)	4/29/2022	12,799	14	14
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	19
Nate, Inc.	Preferred Stock(2)	12/31/2021	53,012	230	72
NxFoods GmbH(1)(3)(12)	Preferred Stock(2)	6/1/2022	—	—	—
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	5
Project 1920, Inc.	Preferred Stock	3/25/2022	2,823	2	2
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	10
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Untitled Labs, Inc.	Common Stock(2)	6/23/2022	16,099	10	10
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	66
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	9,510	41	50
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				50	59
Total Consumer Products and Services - 0.64%*				1,864	1,857

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock(2)	5/27/2020	1,278	1,225	1,703
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	7/16/2021	62	133	63
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	10/12/2021	52	107	48
Total Cultivation - 0.63%*				1,465	1,814

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	211
Total Database Software - 0.08%*				116	232

E-Commerce - Clothing and Accessories
Dia Styling Co.(12)	Preferred Stock(2)	6/30/2022	—	—	—
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	217
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	335
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	195
TFG Holding, Inc.	Common Stock	3/31/2022	9,360	26	26
				275	221
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	205
Total E-Commerce - Clothing and Accessories - 0.34%*				907	978

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock	7/6/2021	2,960	146	205
Forum Brands, LLC	Preferred Stock	12/23/2021	2,714	188	188
				334	393
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	792
Total E-Commerce - Personal Goods - 0.41%*				923	1,185

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	270
Arcadia Power, Inc.	Preferred Stock(2)	6/29/2022	19,795	117	117
				194	387
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	593
Total Energy - 0.34%*				231	980

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	15
FRVR Limited(1)(3)(12)	Preferred Stock(2)	5/17/2022	—	—	—
Total Entertainment Software - 0.01%*				15	15

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Financial Software
Parker Group Inc.	Common Stock(2)	4/6/2022	2,667	9	9
Zolve Innovations Inc.	Preferred Stock(2)	7/28/2022	3,172	9	9
Total Financial Software - 0.01%*				18	18

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	4,635	77	34
Feast Kitchen Inc.(1)(3)	Preferred Stock(2)	5/27/2020	29,145	126	—
Feast Kitchen Inc.(1)(3)	Preferred Stock(2)	9/14/2020	36,893	59	—
				185	—
Total Food Products - 0.01%*				262	34

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	5
Total General Media and Content - 0.00%*				5	5

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	216
Pet Folk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	13
Hey Favor, Inc.	Common Stock(2)	12/31/2021	121,954	122	34
Total Healthcare Services - 0.09%*				173	264

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	90,178	219	218
Calibrate Health, Inc.	Preferred Stock(2)	10/19/2021	28,012	35	35
				254	253
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	292
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	87
Medly Health Inc.	Preferred Stock	3/25/2022	1,312,500	83	125
Medly Health Inc.	Preferred Stock	8/29/2022	1,464,286	139	139
				417	351
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.46%*				1,058	1,325

Home Furnishings
Petra Living, Inc.	Preferred Stock(2)	6/9/2021	76,783	48	75
Petra Living, Inc.	Preferred Stock(2)	8/24/2021	38,391	24	38
Petra Living, Inc.	Preferred Stock(2)	10/19/2021	38,391	17	38
Total Home Furnishings - 0.05%*				89	151

Household Products
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	14
Total Household Products - 0.00%*				72	14

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	109,704	64	499
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.30%*				262	866

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.05%*				154	135

Infrastructure

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	59
Total Infrastructure - 0.02%*				90	59

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	70,225	14	14
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	81
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	81
Total Life and Health Insurance - 0.06%*				105	176

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	48
Total Medical Software and Information Services - 0.02%*				48	48

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	45,910	77	77
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	81
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	105
				185	186
Total Multimedia and Design Software - 0.09%*				262	263

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.06%*				180	180

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	1,691	6	8
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	146
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	60
Total Other Financial Services - 0.07%*				239	214

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Common Living Inc.	Preferred Stock	5/27/2020	729,380	185	160
Common Living Inc.	Preferred Stock	4/30/2021	107,718	28	23
Common Living Inc.	Preferred Stock	3/18/2022	426,440	90	90
				303	273
Demain ES(1)(3)	Preferred Stock	12/30/2021	3,191	153	43
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Homelight, Inc.	Preferred Stock(2)	7/27/2022	1,223	4	4
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	42
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	15
Mynd Management, Inc.	Preferred Stock(2)	5/27/2020	43,472	83	127
Ribbon Home, Inc.	Common Stock	3/5/2021	24,280	226	186
Ribbon Home, Inc.	Common Stock	12/30/2021	12,272	114	94
				340	280
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	91,830	126	206
YDC, Inc.	Preferred Stock	12/10/2021	25,509	116	116
Total Real Estate Services - 0.98%*				1,821	2,828

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	42,936	30	195
Sylva, Inc.	Preferred Stock	12/21/2021	42,940	30	195
				60	390

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Social/Platform Software - 0.14%*				103	415

Software Development Applications
Appex Group, Inc.(12)	Preferred Stock(2)	11/15/2021	14,621	—	—
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	223
Total Software Development Applications - 0.08%*				65	223

Total Warrant Investments - 7.08%*				$13,858	$20,465

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$92
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	144
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	272
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	411
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	100
Total Business Applications Software - 0.35%*				1,101	1,019

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	140
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	2/15/2022	48	570	491
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.34%*				1,125	980

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	324
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	234
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	380
Total Business to Business Marketplace - 0.32%*				950	938

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	114
Embed Financial Technologies Inc.	Preferred Stock(2)	9/24/2021	12,195	125	231
Total Consumer Finance - 0.12%*				225	345

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	350
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	49
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	209
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	144
				331	353
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,593	375	307
Loyalty Ventures, Inc.	Common Stock(2)(11)	11/5/2021	2,713	115	3
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	56,023	168	116
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.55%*				1,741	1,600

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	89
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	82
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	98
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	73
				106	253
Total E-Commerce - Personal Goods - 0.12%*				196	342

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.10%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	270

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of September 30, 2022
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	699	699
Total Energy - 0.34%*				866	969

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	150
Total Financial Services - 0.05%*				150	150

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.03%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	333
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Medly Health Inc.	Preferred Stock(2)	8/12/2021	209,979	250	29
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	200
Total Healthcare Services - 0.26%*				970	749

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	13
Total Healthcare Technology Systems - 0.00%*				13	13

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	98
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	76
Total Infrastructure - 0.06%*				161	174

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	80
Total Life and Health Insurance - 0.03%*				80	80

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	58
Total Multimedia and Design Software - 0.02%*				58	58

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	8
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	850
Total Other Financial Services - 0.30%*				698	858

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	20
Ribbon Home, Inc.	Preferred Stock(2)	6/29/2021	31,149	500	441
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	100
Total Real Estate Services - 0.20%*				649	590

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	303
Total Software Development Applications - 0.10%*				250	303

Total Equity Investments - 3.31%*				$9,597	$9,562

Total Investments in Portfolio Companies - 157.55%*(4)				$458,112	$455,670

Total Investments - 157.55%*(5)				$458,112	$455,670
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2022, non-qualifying assets represented 12.2% of the Company’s total assets, at fair value.
(2)As of September 30, 2022, this investment was not pledged as collateral as part of the Company’s revolving credit facility.

(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of September 30, 2022, the Company’s portfolio company investments that were subject to restrictions on sales totaled $455.7 million at fair value and represented 157.6% of the Company’s net assets. In addition, unless otherwise indicated, as of September 30, 2022, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)Except for equity in one public company, as denoted by footnote 11 to this Schedule of Investments, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $9.6 million, $12.1 million and $2.5 million, respectively, for the September 30, 2022 investment portfolio. The tax cost of investments is $458.1 million.
(7)Debt is on non-accrual status as of September 30, 2022 and is therefore considered non-income producing. Non-accrual investments as of September 30, 2022 had a total cost and fair value of $2.9 million and $0.5 million, respectively.
(8)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(9)Non-income producing investments.
(10)Acquisition date represents the date of the investment in the portfolio investment.
(11)Investment is publicly traded and listed on the New York Stock Exchange and is not subject to restrictions on sales.
(12)Number of shares and/or fair value will be determined based on the occurrence of future events.
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
•For each debt investment tied to the Prime rate (“Prime”) as of September 30, 2022 and December 31, 2021, Prime was 6.25% and 3.25%, respectively. As of September 30, 2022, approximately 75.8%, or $330.4 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2021, approximately 69.1%, or $223.7 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.

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
September 30, 2022
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
The Company’s investment objective is to maximize its total return to shareholders primarily in the form of current income from secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments to venture capital-backed companies. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TriplePoint Capital LLC (“TPC”). The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser (the “Advisory Agreement”), the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and reimburses the Administrator for the costs incurred by the Administrator with the services it provides under an administration agreement between the Company and the Administrator (the “Administration Agreement”).
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

The Company will accrue, but not pay, a portion of the capital gains incentive fee with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue a capital gains incentive fee that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the capital gains component of the incentive fee, the Company will consider the cumulative aggregate unrealized capital appreciation in the calculation, since an incentive fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20.0% of such amount, minus the aggregate amount of the actual capital gains incentive fee paid in all prior periods. If such amount is negative, then there is no accrual for such period and previous accruals for capital gains incentive fees may be reversed. There can be no assurance that such unrealized capital appreciation will be realized in the future. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, including upon the effectuation of a merger of the Company with another entity (including an affiliated business development company) or the sale of all or substantially all of the Company’s assets, the termination date is treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrual are included in the Company’s consolidated financial statements and summarized in the table below:

Base Management and Incentive Fees (in thousands)	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Base management fee	$1,246	$581	$3,551	$1,550
Income incentive fee	$2,265	$831	$6,066	$878
Capital gains incentive fee	$(1,206)	$948	$(1,433)	$1,197
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
For the three months ended September 30, 2022 and 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2022 and 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $1.3 million and $0.9 million, respectively.
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
The Audit Committee of the Board is responsible for assisting the Board in valuing investments for which current market quotations are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from pricing services, broker-dealers or market makers.

The Company values its investments for which market quotations are not readily available at fair value as determined in good faith by the Board, with the assistance of the Adviser and independent valuation agents, in accordance with Rule 2a-5 of the 1940 Act and GAAP, and in accordance with the Company’s valuation methodologies. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most accurately represents fair value based on current market conditions as well as other factors the Adviser’s valuation committee considers relevant. The Board determines fair value of its investments on at least a quarterly basis or at such other times when the Board feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of portfolio investments that do not have a readily available market value, fair value of investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.
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
For purposes of Section 2(a)(41) and Rule 2a-5 under the 1940 Act, a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Any portfolio investment that is not priced using a Level 1 input shall be subject to the fair value determination requirements under Rule 2a-5 and subject to the Company’s valuation procedures.
With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:
•The quarterly valuation process begins with each portfolio company or investment receiving a proposed valuation by the Adviser. The Adviser’s internal valuation committee (the “Adviser Valuation Committee”) is responsible for the valuation process, including making preliminary valuation conclusions and recommendations to the Audit Committee and Board. The Adviser Valuation Committee does not include any voting members who are portfolio managers or investment professionals.
•The Adviser’s Portfolio Valuation, Monitoring and Analytics (“VMA”) group is responsible for aiding and supporting the Adviser Valuation Committee in the Adviser Valuation Committee’s role of overseeing the valuation process, including for calculating and overseeing the valuation process and valuation conclusions, and including making recommendations with respect to discount rates, liquidity adjustments and other key inputs into the valuation process.
•Proposed valuations are then documented and discussed with the Adviser Valuation Committee and other members of the Adviser’s senior management, including members of the VMA and the Adviser’s Finance, Operations, Legal and Compliance groups.
•At least once annually, the valuation for each portfolio investment is reviewed by an independent third-party valuation firm. However, the Board does not have de minimis investments of less than 1.0% of the Company’s gross assets (up to an aggregate of 10% of the Company’s gross assets) independently reviewed, given the expenses involved in connection therewith.
•The Adviser and the independent third-party valuation firms, if applicable, then present their proposed valuations to the Audit Committee and Board, and the Board makes a fair valuation determination for each portfolio investment that is to be fair valued.

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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of September 30, 2022 and December 31, 2021. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$425,643	$425,643	$—	$—	$319,493	$319,493
Warrant investments	—	—	20,465	20,465	—	—	18,360	18,360
Equity investments	3	—	9,559	9,562	82	—	6,049	6,131
Total investments	$3	$—	$455,667	$455,670	$82	$—	$343,902	$343,984
The following table shows information about Level 3 investments measured at fair value for the nine months ended September 30, 2022 and the year ended December 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2021	$319,493	$18,360	$6,049	$343,902
Funding and purchases of investments, at cost	192,151	2,181	4,023	198,355
Principal payments and sale proceeds received from investments	(84,960)	—	—	(84,960)
Amortization and accretion of premiums and discounts, net and end-of term payments	6,958	—	—	6,958
Realized losses on investments	—	(164)	—	(164)
Net change in unrealized gains (losses) included in earnings	(8,217)	88	(595)	(8,724)
Payment-in-kind coupon	293	—	7	300
Transfers between investments	(75)	—	75	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of September 30, 2022	$425,643	$20,465	$9,559	$455,667

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2022	$(8,772)	$88	$(595)	$(9,279)

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2020	$114,261	$4,819	$785	$119,865
Funding and purchases of investments, at cost	151,872	4,214	3,362	159,448
Principal payments and sale proceeds received from investments	(45,885)	—	—	(45,885)
Amortization and accretion of premiums and discounts, net and end-of term payments	2,091	—	—	2,091
Realized gains on investments	—	(12)	—	(12)
Net change in unrealized gains (losses) included in earnings	(1,282)	5,099	165	3,982
Payment-in-kind coupon	180	—	—	180
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of September 30, 2021	$221,237	$14,120	$4,312	$239,669

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2021	$(1,042)	$5,089	$165	$4,212
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the nine months ended September 30, 2022 or the nine months ended September 30, 2021.

Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the three months ended September 30, 2022 and September 30, 2021, the Company recognized net realized losses of $0.2 million and a de minimis amount of net realized gains, respectively. For the nine months ended September 30, 2022 and September 30, 2021, the Company recognized net realized losses of $1.6 million and net realized gains of $0.2 million, respectively.
Unrealized gains and losses are included in “net change in unrealized gains/(losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended September 30, 2022 totaled $9.0 million and net change in unrealized gains during the three months ended September 30, 2021 totaled $2.9 million, resulting primarily from market rate adjustments and foreign currency adjustments. Net change in unrealized losses during the nine months ended September 30, 2022 totaled $8.7 million and net change in unrealized gains during the nine months ended September 30, 2021 totaled $4.2 million, resulting primarily from market rate adjustments and foreign currency adjustments. The following table shows a summary of quantitative information about the Level 3 fair value measurements of investments as of September 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$425,643	Discounted Cash Flows	Discount Rate	4.98% - 51.90%	17.13%
Warrant investments	20,465	Black Scholes Option Pricing Model	Revenue Multiples	0.46x - 56.90x	7.13x
			Volatility	45.00% - 90.00%	64.83%
			Term	1.00 - 5.50 Years	3.55 Years
			Risk Free Rate	0.35% - 4.39%	3.83%
Equity investments	9,559	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	61.47%
			Term	1.50 - 4.00 Years	3.18 Years
			Risk Free Rate	0.35% - 4.39%	2.18%
			Revenue Multiples	1.10x - 20.50x	5.33x
Total investments	$455,667

Level 3 Investments (dollars in thousands)	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$319,493	Discounted Cash Flows	Discount Rate	4.10% - 27.86%	14.91%
Warrant investments	18,360	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	7.68x
			Volatility	45.00% - 80.00%	66.16%
			Term	2.00 - 5.50 Years	3.67 Years
			Risk Free Rate	0.15% - 1.31%	1.03%
			EBITDA Multiples	6.14x - 25.07x	15.15x
Equity investments	6,049	Black Scholes Option Pricing Model	Volatility	50.00% - 80.00%	62.31%
			Term	2.50 - 5.00 Years	3.40 Years
			Risk Free Rate	0.35% - 1.12%	0.91%
			Revenue Multiples	2.75x - 5.75x	6.60x
Total investments	$343,902
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of September 30, 2022 and December 31, 2021:

Liability (in thousands)	September 30, 2022			December 31, 2021
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	$96,000	$154,000	$200,000	$133,500	$66,500
2027 Notes	75,000	75,000	—	—	—	—
Total	$325,000	$171,000	$154,000	$200,000	$133,500	$66,500
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Revolving Credit Facility
Interest cost	$1,219	$838	$3,205	$1,991
Unused fee	339	230	794	2,440
Amortization of costs and other fees	219	222	600	492
Revolving Credit Facility Total	$1,777	$1,290	$4,599	$4,923

2027 Notes
Interest cost	$1,099	$—	$2,124	$—
Amortization of costs and other fees	41	—	78	—
2027 Notes Total	$1,140	$—	$2,202	$—

Total interest expense and amortization of fees	$2,917	$1,290	$6,801	$4,923
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. Commitments available total $250.0 million from four lenders—DBNY, MUFG, KeyBank National Association (“KeyBank”) and TIAA, FSB—subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
The revolving period under the Credit Facility is scheduled to expire on July 15, 2023, subject to an extension with the consent of the lenders and early termination if an event of default or other adverse events, specified in the Receivables Financing Agreement, occur. The scheduled maturity date for the Credit Facility is January 15, 2025, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus (i) the greater of 3-month Term SOFR and 0.50% and (ii) the credit spread adjustment, and are subject to certain minimum principal utilization amounts during the revolving period. The applicable margin is equal to 3.00% during the revolving period and increases to 4.00% during the amortization period. The credit spread adjustment is equal to 0.15%.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act.

As of September 30, 2022 and December 31, 2021, the Company had outstanding borrowings under the Credit Facility of $96.0 million and $133.5 million, respectively, excluding deferred credit facility costs of $1.9 million and $2.1 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three months ended September 30, 2022 and 2021, the Company had average outstanding borrowings under the Credit Facility of $72.8 million and $74.9 million, respectively, at a weighted average interest rate of 5.68% and 3.50%, respectively. During the nine months ended September 30, 2022 and 2021, the Company had average outstanding borrowings under the Credit Facility of $81.5 million and $56.6 million, respectively, at a weighted average interest rate of 4.66% and 3.90%, respectively. As of September 30, 2022 and December 31, 2021, $274.9 million and $310.2 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants under the Credit Facility.
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
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.8 million of deferred issuance cost as of September 30, 2022, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. The book value of the 2027 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of September 30, 2022 and December 31, 2021:

Liability (in thousands)	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$96,000	$96,000	$—	$—	$133,500	$133,500
2027 Notes	—	—	74,152	74,152	—	—	—	—
Total	$—	$—	$170,152	$170,152	$—	$—	$133,500	$133,500

Note 7. Commitments and Contingencies
Commitments
As of September 30, 2022 and December 31, 2021, the Company’s unfunded commitments totaled $211.6 million to 74 portfolio companies and $331.7 million to 55 portfolio companies, respectively, of which $89.4 million and $115.5 million, respectively, was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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
The table below shows the Company’s unfunded commitments by portfolio company as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Levels Health Inc.	$14,273	$106	$14,273	$106
Ever/Body Inc.	13,250	179	13,250	149
Morty, Inc.	12,000	103	12,000	135
Embed Financial Technologies, Inc.	8,750	48	10,000	110
Workstep Inc.	8,000	22	8,000	22
Homeward, Inc.	8,000	104	8,000	104
Cardless, Inc.	8,000	—	8,000	—
Canvas Construction, Inc.	8,000	—	14,500	38
The Aligned Company	7,000	43	7,000	—
Sidecar Health, Inc.	7,000	70	7,000	70
Karat Financial Technologies, Inc.	6,990	76	6,990	76
Certamen Ventures, Inc.	5,055	16	5,055	16
Well Dot, Inc.	5,000	75	4,000	66
Eightfold AI Inc.	5,000	—	5,000	—
Curology, Inc.	5,000	—	5,000	—
Calibrate Health, Inc.	5,000	—	15,000	196
Activehours, Inc.	5,000	29	5,000	29
Merama Inc.	3,644	511	3,644	511
Flashparking, Inc.	3,490	102	3,837	112
JOKR	3,469	241	3,740	257
RenoRun, Inc.	3,400	130	3,400	130
Forum Brands, Inc.	3,262	117	7,771	278
Vestwell Holdings, Inc.	3,000	10	10,000	89
Quantum Circuits, Inc.	3,000	57	—	—
Loft Orbital Solutions Inc.	3,000	63	—	—
Good Eggs, Inc.	3,000	—	6,000	30
Path Robotics, Inc.	2,526	72	7,000	200
Elodie Games, Inc.	2,500	—	7,000	93
True Footage, Inc.	2,494	69	5,695	107
Ribbon Home, Inc.	2,000	—	13,000	40
Redfish Labs, Inc.	2,000	31	15,000	96
Petfolk Inc.	2,000	38	—	—
Trueskin GmbH	1,959	18	—	—
Relay Commerce, Inc.	1,925	52	—	—
Manufactured Networks, Inc.	1,850	24	—	—
Elsker, Inc.	1,750	—	2,750	19
Phantom Auto, Inc.	1,500	—	1,500	—
Jerry Services, Inc.	1,500	7	—	—
Flink SE	1,250	35	—	—
Baby Generation, Inc.	1,250	17	—	—
Overtime Sports, Inc.	1,143	8	—	—
Dance GmbH	1,045	24	—	—

	September 30, 2022		December 31, 2021
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Wispr AI, Inc.	1,000	4	—	—
Tripscout, Inc.	1,000	12	1,000	12
Substack, Inc.	1,000	13	—	—
Strata Identity, Inc.	1,000	12	1,000	12
Parker Group, Inc.	1,000	—	—	—
Pair Eyewear, Inc.	1,000	10	—	—
Mystery Tackle Box, Inc.	1,000	—	—	—
Mynd Management, Inc.	1,000	—	—	—
Homelight, Inc.	1,000	9	—	—
Found Health, Inc.	1,000	6	—	—
Encore Music Technologies, Inc.	1,000	—	—	—
Dia Styling Co.	1,000	—	—	—
Cart.com, Inc.	1,000	18	—	—
Blueboard Inc.	1,000	—	4,000	25
Belong Home, Inc.	1,000	16	—	—
Athletic Greens (USA), Inc.	1,000	9	—	—
Angle Health, Inc.	1,000	29	—	—
Construction Finance Corporation	997	29	—	—
Untitled Labs, Inc.	583	7	—	—
Ephemeral Solutions, Inc.	556	12	—	—
Quick Commerce, Ltd.	500	10	—	—
Metropolis Technologies, Inc.	500	—	—	—
Worldwide Freight Logistics Ltd.	490	17	—	—
Everdrop GmbH	425	14	—	—
NX Foods GMBH	412	8	—	—
Foodology, Inc.	372	10	—	—
MCN Investments Ltd.	200	5	—	—
Flo Health UK Limited	173	3	—	—
Allplants LTD	89	3	1,160	44
YDC Inc.	—	—	2,600	39
VanMoof Global Holding B.V.	—	—	810	24
Trendly, Inc.	—	—	1,000	—
Tempo Interactive Inc.	—	—	7,500	53
Project 1920, Inc.	—	1	—	—
Nate, Inc.	—	—	8,000	155
Nakdcom One World AB	—	—	—	—
Material Technologies Corporation	—	—	5,000	206
Leolabs, Inc.	—	141	—	—
Kobold Metals	—	—	3,500	90
Kasa Living, Inc.	—	—	5,000	79
Immersive Group Gaming, Ltd.	—	—	1,000	—
Idelic, Inc.	—	—	4,000	56
HI LLC	—	—	2,500	—
Hey Favor, Inc.	—	—	8,000	104
Feather Home, Inc.	—	—	1,000	—
Elektra Mobility, Inc.	—	—	—	—
Dumpling, Inc.	—	—	500	11
Don’t Run Out, Inc.	—	—	1,000
Demain ES	—	—	2,268	25
Cherry Technologies Inc.	—	—	14,000	163
Arcadia Power, Inc.	—	—	10,000	25
Appex Group, Inc.	—	—	8,000	9
Alyk, Inc.	—	—	500	—
Total	$211,572	$2,895	$331,743	$4,211
_______________

(1)Does not include $6.3 million and $1.3 million backlog of potential future commitments as of September 30, 2022 and December 31, 2021, respectively. Refer to the “Backlog of Potential Future Commitments” below.
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

Commitments Activity (in thousands)	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Unfunded commitments at beginning of period(1)	$292,851	$148,782	$332,993	$88,956
New commitments(1)	24,179	161,391	108,632	289,124
Fundings	(80,491)	(93,597)	(191,618)	(155,324)
Expirations / Terminations	(18,375)	(14,250)	(31,457)	(16,750)
Foreign currency adjustments	(342)	(55)	(728)	15
Unfunded commitments and backlog of potential future commitments at end of period	$217,822	$202,271	$217,822	$206,021
Backlog of potential future commitments	6,250	—	6,250	3,750
Unfunded commitments at end of period	$211,572	$202,271	$211,572	$202,271
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of September 30, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	September 30, 2022	December 31, 2021
Dependent on milestones	$89,355	$115,545
Expiring during:
2022	$85,547	$196,300
2023	101,635	135,443
2024	23,247	—
2025	1,143	—
Unfunded commitments	$211,572	$331,743
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of September 30, 2022 and December 31, 2021, this backlog of potential future commitments totaled $6.3 million and $1.3 million, respectively.
Note 8. Financial Highlights
The following table shows the financial highlights for the nine months ended September 30, 2022 and September 30, 2021:

Financial Highlights (in thousands, except share and per share data)	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Per Share Data(1)
Net asset value at beginning of period	$15.67	$15.08
Changes in net asset value due to:
Net investment income	1.46	0.76
Net realized gains/(losses) on investments	(0.09)	0.02
Net change in unrealized gains on investments	(0.47)	0.57
Distribution to preferred shareholders	—	—
Distribution to common shareholders	(0.73)	(0.60)
Net asset value at end of period	$15.84	$15.83

Net investment income per common share	$1.46	$0.76
Net increase in net assets resulting from operations per common share	$0.87	$1.34
Weighted average shares of common stock outstanding for period	17,586,418	7,545,580
Shares of common stock outstanding at end of period	18,222,514	9,673,888

Ratios / Supplemental Data(2)
Net asset value at end of period	$289,216	$153,635
Average net asset value	$281,117	$118,336
Total return based on net asset value per share(3)	3.2%	8.9%
Net investment income to average net asset value(4)	12.2%	6.5%
Net increase in net assets to average net asset value(4)	7.3%	11.5%
Ratio of expenses to average net asset value(4)	8.3%	11.7%
Operating expenses excluding incentive fees to average net asset value(4)	6.1%	9.4%
Income incentive fees to average net asset value(4)	2.9%	1.0%
Capital gains incentive fees to average net asset value(4)	(0.7)%	1.4%
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

The following table shows the weighted average portfolio yield on total debt investments for the nine months ended September 30, 2022 and September 30, 2021:

Ratios (Percentages, on an annualized basis)(1)	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Weighted average annualized portfolio yield on total debt investments(2)	15.6%	15.2%
Coupon income	10.8%	10.4%
Accretion of discount	1.2%	1.0%
Accretion of end-of-term payments	2.1%	2.6%
Impact of prepayments during the period	1.5%	1.2%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the periods presented:

Basic and Diluted Share Information (in thousands, except share and per share data)	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Net investment income	$10,264	$2,376	$25,696	$5,791
Net increase in net assets resulting from operations	$1,034	$5,364	$15,334	$10,135
Basic and diluted weighted average shares of common stock outstanding	18,222,514	7,824,510	17,586,418	7,545,580
Basic and diluted net investment income per share of common stock	$0.56	$0.30	$1.46	$0.76
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.06	$0.68	$0.87	$1.34
Note 10.    Equity
During the three months ended September 30, 2022, the Company did not issue any share of common stock. During the three months ended September 30, 2021, the Company issued 1,934,950 shares of common stock at a weighted-average price of $15.82, through the Company’s private placement offering, resulting in gross proceeds to the Company of $30.8 million.
During the nine months ended September 30, 2022 and 2021, the Company issued 4,230,678 and 2,672,211 shares of common stock at a weighted-average price of $15.88 and $15.62, respectively, through the Company’s private placement offering, resulting in gross proceeds to the Company of $67.5 million and $42.0 million, respectively.
As of September 30, 2022 and December 31, 2021, the Company had 18,222,514 and 13,991,836 shares of common stock outstanding, respectively. As of both September 30, 2022 and December 31, 2021, the Company had 525 shares of its Series A preferred stock outstanding. As of September 30, 2022, the Company has received $282.4 million of gross proceeds from its private offering of common stock.
During the nine months ended September 30, 2022, the Company received $50.0 million of capital commitments to purchase shares of the Company’s common stock pursuant to a subscription agreement. As of September 30, 2022, the Company had received capital commitments totaling $386.8 million, of which $104.4 million remained available.
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
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to September 30, 2022.

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
		Total cash distributions	$2.62
_____________

(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three and nine months ended September 30, 2022. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Subsequent Events
Distribution
On October 28, 2022, the Board declared a $0.40 per share distribution to the Company’s common stockholders, payable on November 11, 2022 to stockholders of record on November 1, 2022.

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
These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets, including the slowing economy, rising inflation and risk of recession;
•the length and duration of the COVID-19 outbreak in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery;
•an economic downturn and the time period required for robust economic recovery therefrom, including relating to the COVID-19 pandemic, which could lead to the loss of some or all of our investments in such portfolio companies and have a material adverse effect on our results of operations and financial condition;
•a contraction of available credit, an inability or unwillingness of our lenders to fund their commitments to us and/or an inability to access capital markets or additional sources of liquidity could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;
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
Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or under the governing agreement for the 2027 Notes, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for more information. As of September 30, 2022, we were in compliance with the asset coverage requirements under the 1940 Act and with our covenants under the Credit Facility and under the governing agreement for the 2027 Notes.
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

The following tables show certain information relating to the composition of our portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$434,657	$425,643	$(9,014)	196	92
Warrant investments	13,858	20,465	6,607	167	141
Equity investments	9,597	9,562	(35)	51	43
Total investments in portfolio companies	$458,112	$455,670	$(2,442)	414	146	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$320,292	$319,493	$(799)	124	57
Warrant investments	11,841	18,360	6,519	115	98
Equity investments	5,492	6,131	639	29	24
Total investments in portfolio companies	$337,625	$343,984	$6,359	268	102	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$77,298	17.0
Real Estate Services	47,388	10.4
Business Products and Services	46,119	10.1
E-Commerce - Clothing and Accessories	39,052	8.6
Consumer Finance	38,977	8.6
Healthcare Technology Systems	38,288	8.4
Business Applications Software	24,758	5.4
E-Commerce - Personal Goods	19,789	4.3
Energy	16,600	3.6
Healthcare Services	9,578	2.1
Social/Platform Software	9,399	2.1
Multimedia and Design Software	9,032	2.0
Life and Health Insurance	8,341	1.8
Infrastructure	8,258	1.8
Computer Hardware	7,632	1.7
Database Software	6,773	1.5
Cultivation	5,349	1.2
Business/Productivity Software	5,208	1.1
Information Services (B2C)	5,033	1.1
Other Financial Services	4,558	1.0
Consumer Non-Durables	4,530	1.0
Entertainment Software	3,972	0.9
Aerospace and Defense	3,878	0.9
Human Capital Services	3,840	0.8
Food Products	2,710	0.6
Medical Software and Information Services	2,524	0.6
Financial Software	1,995	0.4
Application Software	1,812	0.4
Business to Business Marketplace	1,256	0.3
Software Development Applications	526	0.1
Elder and Disabled Care	486	0.1
Network Management Software	180	*
Home Furnishings	151	*
Financial Services	150	*
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Household Products	14	*
Commercial Services	6	*
Total portfolio company investments	$455,670	100.0%
_______________
*Amount represents less than 0.05% of total investments at fair value.

	December 31, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$57,722	16.8%
E-Commerce - Clothing and Accessories	39,273	11.4
Real Estate Services	38,492	11.2
Business Applications Software	33,262	9.7
Business Products and Services	20,698	6.0
Consumer Finance	17,236	5.0
Healthcare Technology Systems	16,390	4.8
Other Financial Services	15,304	4.4
Business/Productivity Software	10,481	3.0
Cultivation	8,996	2.6
Social/Platform Software	8,977	2.6
Life and Health Insurance	8,189	2.4
Infrastructure	8,066	2.3
Sports Betting	6,893	2.0
Database Software	6,459	1.9
Computer Hardware	6,419	1.9
Energy	5,183	1.5
Aerospace and Defense	4,724	1.4
E-Commerce - Personal Goods	4,614	1.3
Food Products	4,407	1.3
Multimedia and Design Software	4,015	1.2
Consumer Non-Durables	3,497	1.0
Human Capital Services	3,380	1.0
Software Development Applications	2,935	0.9
Home Furnishings	2,886	0.8
Medical Software and Information Services	2,503	0.7
Healthcare Services	1,378	0.4
Business to Business Marketplace	606	0.2
Elder and Disabled Care	486	0.1
Network Management Software	180	0.1
Information Services (B2C)	117	*
Household Products	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Total portfolio company investments	$343,984	100.0%
_____________
*Amount represents less than 0.05% of total investments at fair value.

The following table shows the financing product type of our debt investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$415,416	97.6%	$309,468	96.9%
Revolver loans	9,927	2.3	9,650	3.0
Convertible notes	300	0.1	375	0.1
Total debt investments	$425,643	100.0%	$319,493	100.0%
Growth capital loans in which the borrower held a term loan facility with another lender, with or without an accompanying revolving loan, in priority to our senior lien represented 28.7% and 33.8% of our debt investments at fair value as of September 30, 2022 and December 31, 2021, respectively.

Investment Activity
The following table shows the total portfolio investment activity for the periods indicated:

(in thousands)	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Beginning portfolio at fair value	$402,847	$160,676	$343,984	$120,368
New debt investments, net(1)	78,116	91,540	192,152	151,872
Scheduled principal amortization	(3,217)	(6,678)	(10,479)	(20,227)
Principal prepayments and early repayments	(17,892)	(13,196)	(74,556)	(25,659)
Accretion of debt investment fees	2,985	769	6,958	2,091
Payment-in-kind coupon	41	109	299	180
New warrant investments	1,001	2,331	2,181	4,214
New equity investments	887	1,861	4,098	3,362
Net realized losses	(1)	—	(164)	(12)
Net unrealized gains on investments	(9,097)	2,944	(8,803)	4,167
Ending portfolio at fair value	$455,670	$240,356	$455,670	$240,356
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
The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the periods presented:

Commitments and Fundings (in thousands)	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Debt Commitments
New portfolio companies	$21,929	$127,150	$73,963	$241,987
Existing portfolio companies	2,000	27,375	38,957	40,271
Total(1)	$23,929	$154,525	$112,920	$282,258

Funded Debt Investments	$65,856	$93,654	$131,077	$155,381

Equity Investments	$887	$1,861	$4,631	$3,362
_______________
(1)Includes backlog of potential future commitments.
As of September 30, 2022 and December 31, 2021, our unfunded commitments totaled $211.6 million to 74 portfolio companies and $331.7 million to 55 portfolio companies, respectively, of which $89.4 million and $115.5 million, respectively, was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2022 and December 31, 2021, this backlog of potential future commitments totaled $6.3 million and $1.3 million, respectively.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$13,237	3.1%	4	$24,595	7.7%	5
White (2)	378,612	89.0	82	294,898	92.3	52
Yellow (3)	33,272	7.8	5	—	—	—
Orange (4)	—	—	—	—	—	—
Red (5)	522	0.1	1	—	—	—
Total	$425,643	100.0%	92	$319,493	100.0%	57
As of September 30, 2022 and December 31, 2021, the weighted average investment ranking of our debt investment portfolio was 2.05 and 1.92, respectively.
As of September 30, 2022, we had investments in one portfolio company that was on non-accrual status, with an aggregate cost and fair value of $2.9 million and $0.5 million, respectively.
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
For the three months ended September 30, 2022 and 2021, our net increase in net assets resulting from operations was $1.0 million and $5.4 million, respectively, which was comprised of $10.3 million and $2.4 million, respectively, of net investment income and $9.2 million of net realized and unrealized losses and $3.0 million of net realized and unrealized gains, respectively. On a per common share basis for the three months ended September 30, 2022 and 2021, net investment income was $0.56 and $0.30 per share, respectively, and the net increase in net assets from operations was $0.06 and $0.68 per share, respectively.
For the nine months ended September 30, 2022 and 2021, our net increase in net assets resulting from operations was $15.3 million and $10.1 million, respectively, which was comprised of $25.7 million and $5.8 million, respectively, of net investment income and $10.4 million of net realized and unrealized losses and $4.3 million of net realized and unrealized gains, respectively. On a per common share basis for the nine months ended September 30, 2022 and 2021, net investment income was $1.46 and $0.76 per share, respectively, and the net increase in net assets from operations was $0.87 and $1.34 per share, respectively.
Investment Income
Total investment and other income for the three and nine months ended September 30, 2022 was $16.4 million and $43.3 million, respectively. Total investment and other income for the three and nine months ended September 30, 2021 was $6.7 million and $16.1 million, respectively.
The increase in total investment and other income for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, is due to a higher weighted average principal amount outstanding and a higher weighted average portfolio yield on our income-bearing debt investment portfolio.

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
Total operating expenses for the three and nine months ended September 30, 2022 were $6.2 million and $17.6 million, respectively. Total operating expenses for the three and nine months ended September 30, 2021 were $4.3 million and $10.4 million, respectively.
Base management fees for the three and nine months ended September 30, 2022 were $1.2 million and $3.6 million, respectively. Base management fees for the three and nine months ended September 30, 2021 were $0.6 million and $1.6 million, respectively. Base management fees increased during the 2022 periods due to an increase in invested equity, through the issuance of common stock.
Income incentive fees for the three and nine months ended September 30, 2022 totaled $2.3 million and $6.1 million, respectively, as our pre-incentive fee net investment income exceeded the hurdle rate for both periods and income incentive fees for the three and nine months ended September 30, 2022 were not reduced by the total return requirement under the Advisory Agreement. Income incentive fees for the three and nine months ended September 30, 2021 were $0.8 million and $0.9 million, respectively. Capital gains incentive fee expense accruals for the three and nine months ended September 30, 2022 totaled a reversal of previously accrued capital gains incentive fee expense totaling $1.2 million and $1.4 million, respectively, primarily driven by the unrealized losses we incurred on our investment portfolio during the respective periods. Capital gains incentive fee expense accruals for the three and nine months ended September 30, 2021 totaled $0.9 million $1.2 million in each period. See “Note 3. Related Party Agreements and Transactions” to our unaudited financial statements with respect to the capital gains incentive fee expense accruals.
For the three and nine months ended September 30, 2022, interest and fees on our borrowings totaled $2.9 million and $6.8 million, respectively. For the three and nine months ended September 30, 2021, interest and fees on our borrowings totaled $1.3 million and $4.9 million, respectively. Interest and fees increased during the September 30, 2022 periods primarily due to the increase in weighted average borrowings outstanding and an increase in the weighted average interest rate applicable to our borrowings during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021.
For the three and nine months ended September 30, 2022, expenses under the Administration Agreement and general and administrative expenses totaled $0.9 million and $2.6 million, respectively. For the three and nine months ended September 30, 2021, expenses under the Administration Agreement and general and administrative expenses totaled $0.7 million and $1.8 million, respectively.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the three and nine months ended September 30, 2022, we recognized $0.2 million and $1.6 million of net realized losses, respectively. For the nine months ended September 30, 2021, we recognized net realized gains of $0.2 million. For the three months ended September 30, 2021, we recognized a de minimis amount of net realized gains.
Unrealized gains and losses are included in “net change in unrealized gains/(losses) on investments” in the consolidated statements of operations.
During the three months ended September 30, 2022, we incurred $9.0 million of net change in unrealized losses, resulting primarily from market rate adjustments and foreign currency adjustments. During the nine months ended September 30, 2022, we incurred $8.7 million of net change in unrealized losses, resulting primarily from market rate adjustments and foreign currency adjustments. Net change in unrealized gains during the three and nine months ended September 30, 2021 were $2.9 million and $4.2 million, respectively, resulting primarily from market rate adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the three and nine months ended September 30, 2022, interest income totaled $15.9 million and $42.0 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 16.2% and 15.6%, respectively. For the three and nine months ended September 30, 2021, interest income totaled $6.5 million and $15.9 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 15.4% and 15.2%, respectively.

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
The yield on our total debt portfolio, excluding the impact of prepayments, was 14.8% and 14.1%, respectively, during the three and nine months ended September 30, 2022. The yield on our total debt portfolio, excluding the impact of prepayments, was 14.0% and 14.0%, respectively, during the three and nine months ended September 30, 2021.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Weighted average annualized portfolio yield on total debt investments(2)	16.2%	15.4%	15.6%	15.2%
Coupon income	11.6%	10.5%	10.8%	10.4%
Accretion of discount	1.2%	1.0%	1.2%	1.0%
Accretion of end-of-term payments	2.0%	2.5%	2.1%	2.6%
Impact of prepayments during the period	1.4%	1.4%	1.5%	1.2%
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
For the three and nine months ended September 30, 2022, our total return based on the change in net asset value was 0.3% and 3.2%, respectively. For the three and nine months ended September 30, 2021, our total return based on the change in net asset value was 4.5% and 8.9%, respectively. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period. The total return is for the period shown and is not annualized.
The table below shows our return on average total assets and return on average net asset value for the periods indicated:

Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Net investment income	$10,264	$2,376	$25,696	$5,791
Net increase in net assets	$1,034	$5,364	$15,334	$10,135

Average net asset value(2)	$295,419	$128,605	$281,117	$118,336
Average total assets(2)	$453,550	$205,248	$423,878	$179,165

Net investment income to average net asset value(3)	13.8%	7.4%	12.2%	6.5%
Net increase in net assets to average net asset value(3)	1.4%	16.7%	7.3%	11.5%

Net investment income to average total assets(3)	9.0%	4.6%	8.1%	4.3%
Net increase in net assets to average total assets(3)	0.9%	10.5%	4.8%	7.6%
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
As of September 30, 2022, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 95.7% of our total assets, as compared to 93.6% of our total assets as of December 31, 2021.
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
Cash Flows
During the nine months ended September 30, 2022, net cash used in operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $93.4 million, and net cash provided by financing activities was $90.4 million, primarily from proceeds received in connection with the issuance of shares of common stock and the issuance of our 2027 Notes, offset by net repayments under the Credit Facility. As of September 30, 2022, cash, including restricted cash, was $18.1 million.
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
As of September 30, 2022, we had received capital commitments totaling $386.8 million in connection with our private offering of common stock, of which $104.4 million remained available.

Credit Facility
We have $250 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The revolving period under the Credit Facility is scheduled to expire on July 15, 2023 and the maturity date of the Credit Facility is scheduled for January 15, 2025. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus (i) the greater of 3-month Term SOFR and 0.50% and (ii) the credit spread adjustment, and are subject to certain minimum principal utilization amounts during the revolving period. The applicable margin is equal to 3.00% during the revolving period and increases to 4.00% during the amortization period. The credit spread adjustment is equal to 0.15%. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of September 30, 2022 and December 31, 2021, we had outstanding borrowings of $96.0 million and $133.5 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $1.9 million and $2.1 million, respectively, which are included as assets in the consolidated statements of assets and liabilities. We had $154.0 million and $66.5 million of remaining capacity on our Credit Facility as of September 30, 2022 and December 31, 2021, respectively.
2027 Notes
On April 6, 2022, we issued $75.0 million in aggregate principal amount of the 2027 Notes with a fixed interest rate of 5.86% per year. The 2027 Notes were issued in a private placement to certain qualified institutional investors, pursuant to the terms of the Note Purchase Agreement. The 2027 Notes will mature on April 6, 2027, unless redeemed, purchased or prepaid prior to such date in accordance with their terms. In the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.86% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us; provided however, in the event that we create, incur, assume or permit to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2027 Notes and the Note Purchase Agreement.
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
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock, of at least 150%. As of September 30, 2022, our asset coverage for total borrowings and other senior securities was 268%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2022 and December 31, 2021, our unfunded commitments totaled $211.6 million and $331.7 million, respectively, of which $89.4 million and $115.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.

The following table shows our unfunded commitments by portfolio company as of September 30, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	September 30, 2022	December 31, 2021
Levels Health Inc.	$14,273	$14,273
Ever/Body Inc.	13,250	13,250
Morty, Inc.	12,000	12,000
Embed Financial Technologies, Inc.	8,750	10,000
Workstep Inc.	8,000	8,000
Homeward, Inc.	8,000	8,000
Cardless, Inc.	8,000	8,000
Canvas Construction, Inc.	8,000	14,500
The Aligned Company	7,000	7,000
Sidecar Health, Inc.	7,000	7,000
Karat Financial Technologies, Inc.	6,990	6,990
Certamen Ventures, Inc.	5,055	5,055
Well Dot, Inc.	5,000	4,000
Eightfold AI Inc.	5,000	5,000
Curology, Inc.	5,000	5,000
Calibrate Health, Inc.	5,000	15,000
Activehours, Inc.	5,000	5,000
Merama Inc.	3,644	3,644
Flashparking, Inc.	3,490	3,837
JOKR	3,469	3,740
RenoRun, Inc.	3,400	3,400
Forum Brands, Inc.	3,262	7,771
Vestwell Holdings, Inc.	3,000	10,000
Quantum Circuits, Inc.	3,000	—
Loft Orbital Solutions Inc.	3,000	—
Good Eggs, Inc.	3,000	6,000
Path Robotics, Inc.	2,526	7,000
Elodie Games, Inc.	2,500	7,000
True Footage, Inc.	2,494	5,695
Ribbon Home, Inc.	2,000	13,000
Redfish Labs, Inc.	2,000	15,000
Petfolk Inc.	2,000	—
Trueskin GmbH	1,959	—
Relay Commerce, Inc.	1,925	—
Manufactured Networks, Inc.	1,850	—
Elsker, Inc.	1,750	2,750
Phantom Auto, Inc.	1,500	1,500
Jerry Services, Inc.	1,500	—
Flink SE	1,250	—
Baby Generation, Inc.	1,250	—
Overtime Sports, Inc.	1,143	—
Dance GmbH	1,045	—
Wispr AI, Inc.	1,000	—
Tripscout, Inc.	1,000	1,000
Substack, Inc.	1,000	—
Strata Identity, Inc.	1,000	1,000
Parker Group, Inc.	1,000	—
Pair Eyewear, Inc.	1,000	—
Mystery Tackle Box, Inc.	1,000	—
Mynd Management, Inc.	1,000	—
Homelight, Inc.	1,000	—
Found Health, Inc.	1,000	—
Encore Music Technologies, Inc.	1,000	—
Dia Styling Co.	1,000	—
Cart.com, Inc.	1,000	—
Blueboard Inc.	1,000	4,000
Belong Home, Inc.	1,000	—

Unfunded Commitments(1) (in thousands)	September 30, 2022	December 31, 2021
Athletic Greens (USA), Inc.	1,000	—
Angle Health, Inc.	1,000	—
Construction Finance Corporation	997	—
Untitled Labs, Inc.	583	—
Ephemeral Solutions, Inc.	556	—
Quick Commerce, Ltd.	500	—
Metropolis Technologies, Inc.	500	—
Worldwide Freight Logistics Ltd.	490	—
Everdrop GmbH	425	—
NX Foods GMBH	412	—
Foodology, Inc.	372	—
MCN Investments Ltd.	200	—
Flo Health UK Limited	173	—
Allplants LTD	89	1,160
YDC Inc.	—	2,600
VanMoof Global Holding B.V.	—	810
Trendly, Inc.	—	1,000
Tempo Interactive Inc.	—	7,500
Project 1920, Inc.	—	—
Nate, Inc.	—	8,000
Nakdcom One World AB	—	—
Material Technologies Corporation	—	5,000
Leolabs, Inc.	—	—
Kobold Metals	—	3,500
Kasa Living, Inc.	—	5,000
Immersive Group Gaming, Ltd.	—	1,000
Idelic, Inc.	—	4,000
HI LLC	—	2,500
Hey Favor, Inc.	—	8,000
Feather Home, Inc.	—	1,000
Elektra Mobility, Inc.	—	—
Dumpling, Inc.	—	500
Don’t Run Out, Inc.	—	1,000
Demain ES	—	2,268
Cherry Technologies Inc.	—	14,000
Arcadia Power, Inc.	—	10,000
Appex Group, Inc.	—	8,000
Alyk, Inc.	—	500
Total	$211,572	$331,743
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of September 30, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	September 30, 2022	December 31, 2021
Dependent on milestones	$89,355	$115,545
Expiring during:
2022	$85,547	$196,300
2023	101,635	135,443
2024	23,247	—
2025	1,143	—
Total	$211,572	$331,743
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to September 30, 2022.

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
		Total cash distributions	$2.62
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
As of September 30, 2022, we estimated that we had undistributed taxable earnings from distributable earnings of $10.9 million, or $0.59 per common share.

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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2022-03 on our consolidated financial statements.
Recent Developments
Recent Portfolio Activity
On November 1, 2022, the Company received preliminary information regarding certain recent negative developments at portfolio company Medly Health Inc., which we believe could result in a future credit rating downgrade of their outstanding loans.
Distribution
On October 28, 2022, our Board declared a $0.40 per share distribution to our common stockholders, payable on November 11, 2022 to stockholders of record on November 1, 2022.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. We are also subject to risks relating to the capital markets; changes in foreign currency exchange rates; conditions affecting the general economy; legislative reform; and local, regional, national or global political, social or economic instability. U.S. and global capital markets and credit markets have recently been experiencing an increase in the level of volatility across such markets and in values of publicly-traded securities. Any continuation of the stresses on capital markets and credit markets, or a further increase in volatility could result in a contraction of available credit for us and/or an inability by us to access the equity or debt capital markets or could otherwise cause an inability or unwillingness of our lenders to fund their commitments to us, any of which may have a material adverse effect on our results of operations and financial condition.
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
As of September 30, 2022, a majority of the debt investments (approximately 75.8%, or $330.4 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including SOFR.

As of September 30, 2022, our floating rate borrowings totaled $96.0 million, which represented 56.1% of our outstanding debt as of September 30, 2022. As of September 30, 2022, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. The Prime Rate as of September 30, 2022 was 6.25%, which is at or above the interest-rate floors applicable to our floating rate debt investments. With respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of September 30, 2022. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of September 30, 2022, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2022 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$9,871	$(3,750)	$6,121
Up 200 basis points	$6,581	$(2,500)	$4,081
Up 100 basis points	$3,290	$(1,250)	$2,040
Up 50 basis points	$1,645	$(625)	$1,020
Down 50 basis points	$(1,607)	$625	$(982)
Down 100 basis points	$(3,176)	$1,250	$(1,926)
Down 200 basis points	$(6,250)	$2,500	$(3,750)
Down 300 basis points	$(6,952)	$3,058	$(3,894)
This analysis is indicative of the potential impact on our investment income as of September 30, 2022, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after September 30, 2022 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of September 30, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the SEC on March 8, 2022, which could materially affect our business, financial condition or operating results.
Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation.
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

TriplePoint Private Venture Credit Inc.

Date: November 3, 2022	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)