Form 10-K
period 2022-12-31
TriplePoint Private Venture Credit Inc.
filed 2023-03-08
CIK 1792509

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
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of June 30, 2022, there was no established public market for the Registrant’s common stock.
As of March 8, 2023, the Registrant had 20,297,200 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2023 annual meeting of stockholders (the “2023 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Form 10-K as indicated herein.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

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
Our investment objective is to maximize our total return to stockholders primarily in the form of current income from secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments to venture capital-backed companies. We are externally managed by the Adviser, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a wholly owned subsidiary of TriplePoint Capital. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring our investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between us and the Adviser (the “Advisory Agreement”), we pay the Adviser a base management fee and an incentive fee for its investment management services. We have also entered into an administration agreement (the “Administration Agreement”) with the Administrator, a wholly owned subsidiary of the Adviser, pursuant to which the Administrator provides or arranges for the provision of all administrative services necessary for us to operate.
We have two wholly owned subsidiaries: the Financing Subsidiary, a bankruptcy remote special purpose entity established for utilizing our revolving credit facility whose creditors have a claim on its assets prior to those assets becoming available to the Financing Subsidiary’s equity holders, and TPVC Investment LLC, which was established for holding certain of our investments without negatively impacting our RIC tax status. These subsidiaries are consolidated in our financial statements.
We were formed to capitalize on the strong worldwide demand from venture capital-backed companies for debt financing originated by the TriplePoint Capital global investment platform. We participate in and benefit from TriplePoint Capital’s multi-stage lifecycle lending approach (the “Lifespan Approach”) by lending to early, later, and venture growth stage companies focused in technology and other high growth industries that are backed by TriplePoint Capital’s select group of leading venture capital investors and generally have a global business strategy and products or services that appeal to customers and consumers worldwide. The Company generally views high growth industries as industries which experience a higher than average growth rate as compared to others as a result of demand for new products or services offered by companies in these industries. It is this demand and the potential global addressable market for their products or services that makes them attractive to venture capital investment and therefore attractive lending candidates for the Company. Our investment objective is to maximize our total return to shareholders primarily in the form of current income from our secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments.
We originate and invest primarily in loans that have a secured collateral position and are used by venture capital-backed companies to finance their continued expansion and growth, equipment financings and, on a select basis, revolving loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments. We believe these investments will provide us with a stable, fixed-income revenue stream along with the potential for our returns to be enhanced by equity-related gains. We underwrite our investments seeking an unlevered yield-to-maturity on our growth capital loans and equipment financings generally ranging from 10% to 18% and on our revolving loans generally ranging from 1% above the applicable prime rate to 10%, in each case, with potential for higher returns in the event we are able to exercise warrant investments and realize gains or sell our related equity investments at a profit. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and either the existence of or the near-term potential for strong revenue or revenue growth, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. The Adviser’s senior investment team also generally seeks to invest no more than 5% of our total assets in equity investments.
We commenced our loan origination and investment activities contemporaneously on May 27, 2020, which was the first date on which shares of our common stock were purchased pursuant to a Drawdown Notice (defined below). We have conducted and may continue to conduct private offerings of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us (a “Subscription Agreement”). Investors will be required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitments each time we deliver a notice to the investors (a “Drawdown Notice”). Prior to an Advanced Liquidity Event (as defined below), no investor who participated in our private offerings will be permitted to sell, assign, transfer or otherwise dispose of its shares of our common stock or Capital Commitment unless we provide our prior written consent and the transfer or other transaction is otherwise made in accordance with applicable law and the terms of the relevant Subscription Agreement.
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
TriplePoint Capital is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. TPC is headquartered on Sand Hill Road in Silicon Valley with regional offices currently located in San Francisco, New York City and Boston, and has a primary focus in technology and other high growth industries. TPC’s portfolio of venture capital-backed companies includes investments in widely recognized and industry-leading companies around the world.
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
TPC utilizes a unique, relationship-based lending strategy that primarily targets companies funded by a select group of leading venture capital investors, which TPC refers to as the Lifespan Approach. Key elements of the Lifespan Approach include:
•establishing debt financing relationships with select venture capital-backed companies primarily across the first five lifecycle stages of development;
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
The Adviser’s senior investment team is led by the Adviser’s co-founders, James P. Labe and Sajal K. Srivastava, who are highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and have developed long-standing relationships with, and have an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. Our Adviser’s co-founders have worked together for more than 22 years and its senior investment team includes professionals with extensive experience and backgrounds in technology and high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has an average of more than 20 years of relevant experience and an extensive network of industry contacts and venture capital relationships.

Administrator
The Administrator provides the administrative services necessary for us to operate pursuant to the Administration Agreement. See “—Administration Agreement” below for a discussion of the costs and expenses we reimburse to the Administrator for performing its obligations and providing personnel and facilities under the Administration Agreement.
Initial Investment Portfolio Acquisition
On May 27, 2020, prior to the time we elected to be regulated as a BDC, we acquired from TPC and certain of its subsidiaries, a select portfolio of investments originated through TPC consisting of funded debt investments, future funding obligations and warrants associated with both the funded debt investments and future funding obligations (the “Initial Portfolio”). See “Item 1A. Risk Factors– Risks and Potential Conflicts of Interest Related to the Initial Portfolio Transaction”. Using funds from the Capital Commitments to finance the purchase, we purchased the Initial Portfolio pursuant to the terms of a purchase and sale agreement by and between us, TPC, and other related parties. TPC employed the same underwriting criteria in originating the Initial Portfolio as the Adviser planned to utilize to originate assets as described below in “—Investment Strategy,” “—Investment Structure” and “—Investment Evaluation and Approval.”
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
Investment Strategy
Overview
Our investment objective is to maximize our total return to stockholders primarily in the form of current income from our secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments. We intend to leverage TPC’s global investment platform to directly originate loans to venture capital-backed companies primarily in the United States and on a limited basis, Europe, Israel, and Canada. We pursue our investment objective by relying on a core investment philosophy described as the “Four Rs.” The Four Rs stand for:
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
We invest primarily in (i) growth capital loans that have a secured collateral position and that are used by venture capital-backed companies to finance their continued expansion and growth, (ii) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission critical equipment or the entire company, (iii) on a select basis, revolving loans that have a secured collateral position and that are used by venture capital-backed companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or equivalent and (iv) direct equity investments in venture capital-backed companies. We also generally underwrite our secured loans seeking a weighted average loan-to-enterprise value of our portfolio of less than 33%. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns. We also generally seek to invest no more than 5% of our total assets in equity investments.

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
•the potential for meaningful customer sales, existing revenues, recurring revenues, or the potential for meaningful customer revenues and a strong outlook for potential or continued rapid revenue growth;
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
•meaningful enterprise value or the potential for meaningful growth in enterprise value relative to the size of our investment as indicated by a recent or near-term equity round valuation in the opinion of our Adviser’s senior investment team;
•a balanced current financial condition typically with 3-12 months or more of operating cash runway based on its projected cash burn and/or a path to profitability typically over a three-to-five-year period or more from the date of our investment; and
•upcoming strategic and potential enterprise valuation-accreting business milestones that our investment can help provide operating cash runway for the company to achieve.
As a matter of practice, the evaluation of these criteria and characteristics, including the meaningful nature thereof, will involve subjective judgments and determinations by our Adviser, drawing upon its prior investment experience.
Market Opportunities
We believe there are opportunities in the current and near-term global market for us to pursue an investment strategy focused primarily in venture capital-backed companies in technology and other high growth industries, with a primary focus on companies that have received investment capital from TPC’s select group of leading venture capital investors. We generally view high growth industries as industries which experience a higher-than-average growth rate as compared to others as a result of demand for new products or services offered by companies in these industries. It is this demand and/or potential for demand that makes these sectors and companies targeting these sectors attractive to venture capital investment and therefore attractive lending candidates for us. TPC has an established history of investing in companies in which these leading venture capital investors have previously invested.

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
Attractive Financing Source for Venture Capital-Backed Companies and Their Venture Capital Investors. By using debt financing, a venture capital-backed company can (i) diversify its funding sources; (ii) augment its existing capital base and operating capital; (iii) scale its business operations and accelerate growth; (iv) fund administrative expenses ahead of anticipated corresponding revenue; (v) expand its product offerings through internal development or acquisitions; (vi) lower the upfront costs of capital expenditures; (vii) build and/or expand its leadership positions within its markets; (viii) accelerate and/or smooth out the timing of cash collections; (ix) have more time to achieve enterprise valuation-accreting business milestones; and (x) delay, postpone, and/or optimize the timing and need for its next round of equity financing, in each case, extending its cash available to fund operations without incurring substantial equity dilution for its existing venture capital investors and management team during a critical time in its lifecycle when it is attempting to meaningfully build enterprise value.
Large and Growing Market for Debt Financing to Venture Capital-Backed Companies. Historically, venture capital-backed companies have used a combination of equity and debt financing to reduce their overall cost of capital and to increase capital availability. Venture lending and venture leasing is a large and growing market driven primarily by venture capital investment activity.
Venture Capital Support Helps to Reduce Downside Risk. In many cases, venture capital-backed companies raise debt in conjunction with, or immediately after, a substantial venture capital equity investment in the company. This equity investment supports the secured loan by providing a source of cash to help service the company’s debt obligations in addition to potential cash flow from revenues. Repayment of the debt through principal amortization typically begins shortly after the loan is funded. In addition, because the loan ranks senior in priority of payment to the equity investment, the company must repay that loan before the venture capital investor realizes a return on its equity investment. If the company subsequently becomes distressed, its venture capital investor will likely have an incentive to assist it in avoiding a payment default, which could lead to foreclosure on the secured assets.
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
Highly Fragmented, Underserved Market Worldwide with High Barriers to Entry. Debt financing for venture capital-backed companies is extremely heterogeneous—the type, structures and sizes of debt financings often vary significantly depending on a particular company’s industry and its current or near-term stage of development. The profile and underwriting characteristics of an early stage venture capital-backed company are very different from those of a later stage venture capital-backed company and/or those of a venture growth stage company. Furthermore, within each stage, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and venture leasing expertise and technology and other high growth industries knowledge, specialization and flexibility from a lender. The worldwide availability of debt financing for venture capital-backed companies is further limited by the global brand, reputation and market acceptance, international industry relationships and track record required of lenders to companies backed by leading venture capital investors. In addition, a lender must understand the distinct credit profiles of these companies and have the deep experience and specialized set of skills required to (i) source deal flow and receive investment referrals; (ii) evaluate high growth industries and sectors, business prospects, operating characteristics and collateral; (iii) analyze potential transactions; and (iv) customize transaction structures suitable for these companies.
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
Competitive Strengths
Experienced Senior Investment Team
The Adviser’s senior investment team is highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and has developed long-standing relationships with, and has an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. Our Adviser’s co-founders have worked together for more than 23 years and its senior investment team includes professionals with extensive experience and backgrounds in technology and other high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has an average of more than 20 years of relevant experience and an extensive network of industry contacts and venture capital relationships. James P. Labe, our Chief Executive Officer and Chairman of the board of directors, is widely regarded as a pioneer of the venture lending and venture leasing segment of the commercial finance industry. Mr. Labe has been involved in the venture lending and venture leasing industry for approximately 40 years and played a key role in making venture lending and venture leasing a regular source of capital for venture capital-backed companies. In particular, Mr. Labe founded and served as Chief Executive Officer of Comdisco Ventures, a division of Comdisco, Inc., which managed more than $3 billion in loan and lease transactions for more than 970 venture capital-backed companies during his tenure. Mr. Labe has been an educator in the field and developed many of the concepts found today in modern day venture lending transactions. In addition, Mr. Srivastava has been involved in the venture lending and venture leasing industry for more than 23 years and played a key role in the adoption of venture lending on a global basis as well as investment product and financing source innovation in the industry. Mr. Srivastava worked with Mr. Labe at Comdisco Ventures where he structured, negotiated and managed investments and also managed the diligence and credit analysis team and has led and overseen TPC’s investment analysis, account servicing, portfolio monitoring, documentation and finance groups since its inception.
Proven Direct Origination Capability
TPC is widely recognized as the leading financing provider devoted to serving venture capital-backed companies around the world with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. Our Adviser (i) benefits from the relationships developed by TPC as part of its Lifespan Approach and (ii) typically sources investment opportunities with TPC’s select group of leading venture capital investors or directly from prospective venture capital-backed companies who are seeking debt financing and are attracted by TPC’s reputation and extensive track record in the venture capital-backed lending market. Additional origination sources for our Adviser include its investment team’s extensive network of angel investors, successful entrepreneurs, former and current venture capital-backed companies, financial advisers, accounting firms and law firms. In addition, pursuant to an exemptive order issued by the SEC on March 28, 2018 (the “Exemptive Order”), we have the ability to co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC or its affiliates, including TriplePoint Venture Growth BDC Corp. (“TPVG”) and TriplePoint Venture Lending Fund, LLC (“TPVL”), a private fund which is focused primarily on early, later and venture growth stage companies, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors and subject to the conditions of the Exemptive Order. As a result of the Exemptive Order, we believe we will have access to a large pipeline of investment opportunities and deal flow, be in a unique position to meet the needs for large debt financings from prospective and existing portfolio companies, and increase our portfolio diversification across stages, obligors, industries, and principal exposure.
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
Differentiated Venture Lending Focus with Global Approach
We believe there are a limited number of lenders that focus on providing debt financing to venture capital-backed companies due to the brand, reputation and market acceptance, industry relationships and track record required of lenders to companies backed by leading venture capital investors. In addition, a lender must understand the distinct credit profiles of these companies and have the deep experience and specialized set of skills required to (i) source deal flow globally and receive investment referrals; (ii) evaluate high growth industries and sectors, business prospects, operating characteristics and collateral; (iii) analyze potential transactions; and (iv) customize transaction structures suitable for these companies. Furthermore, many other debt providers to venture capital-backed companies target specific high growth industry segments, instead of our general high growth industry approach, or specific stages of development, rather than companies across all stages. We believe that our multi-stage focus will enable us to generate current income with a lower risk of loss, along with the potential for our returns to be enhanced by equity-related gains, due to the diversified nature of our portfolio companies. Further, our Adviser’s global platform will provide us access to non-U.S. investment opportunities. We believe the European venture lending market in particular presents an attractive market given its growing but very fragmented nature. We believe very few lenders have the ability, experience, or focus to engage in venture lending across all stages of development.
Strong Relationship-Based Approach with Leading Venture Capital Investors

Our Adviser utilizes a relationship-based lending strategy which primarily targets investment opportunities backed by TPC’s select group of leading venture capital investors with established track records targeting investments in Silicon Valley, Boston, Chicago, Los Angeles, New York City, Northern Virginia, San Diego, Seattle, the United Kingdom, Germany and other geographic areas of venture capital investment activity. We believe these investors have consistently generated strong returns through superior selection processes and access to experienced entrepreneurs and high quality investment opportunities based upon their leading reputations, specialized knowledge and experienced investment professionals. We further believe TPC’s select group of leading venture capital investors has an ability to raise additional funds to invest in new companies which will drive future debt financing opportunities for us. Our Adviser’s senior investment team has an established history as a creative, flexible and dependable financing partner alongside these venture capital investors and works with them to (i) identify attractive debt financing opportunities within their portfolio companies that have proven management teams, strong venture capital investor support, large market opportunities, innovative technology or intellectual property and sufficient cash on hand and equity backing to support a potential debt financing opportunity on attractive risk-adjusted terms and (ii) diligently monitor the progress and creditworthiness of our borrowers as well as have an understanding of their support of our borrowers.
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
•Unlevered yield-to-maturity generally ranging from 10% to 18%, which may include current interest payments at fixed or floating rates, upfront and facility fees, an end-of-term payment and/or a payment-in-kind (“PIK”) interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. A meaningful portion of the difference between our yield-to-maturity and the stated interest rate on the loan is recognized as non-cash income until it is paid;
•Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;
•Secured by a senior secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property. For certain prospective borrowers we are the only form of secured debt (other than potentially specific equipment financing). Other prospective borrowers may also have a revolving loan, typically from a bank, to finance receivables, cash, billings, bookings, inventory or working capital and the collateral for such financing may be the underlying financed asset, bank accounts and/or a senior lien in priority to our senior lien. In addition, there may be prospective borrowers that have a term loan facility, with or without an accompanying revolving loan, typically from a bank, that may be in priority to our senior lien; and
•Limited and/or flexible covenant structures and with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage, reimbursement for upfront and regular internal and third-party expenses as well as prepayment penalties.
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
•Unlevered yield-to-maturity generally ranging from 10% to 15%, which may include current interest payments at fixed or floating rates, upfront and facility fees, an end-of term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;
•Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;
•Secured primarily by the underlying equipment being financed and/or a secured lien on all assets. We expect that much of the equipment financed by us will consist of standard, off-the-shelf equipment, such as computers, electronic test and measurement, telecommunications, laboratory equipment, manufacturing or production equipment. In certain cases, a portion of an equipment financing may finance customized equipment, software and/or expenses or soft-costs which may not have any substantial resale value; and
•Limited and/or flexible covenant structures with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, reimbursement for upfront and regular internal and third-party expenses as well as prepayment penalties.
Revolving Loans
On a select basis, we offer revolving loans on a case-by-case basis. Key typical attributes of our revolving loans include the following:
•Size ranges from $1 million to $30 million. We generally structure our revolving loans subject to an advance rate against the company’s inventory, supply-chain components, accounts receivable, contractual or future billings, bookings, revenues, marketing spend, sales or cash payments and collections including proceeds from a sale, financing or equivalent, that serve as our sole or primary collateral in support of the repayment of such loans;
•Short total repayment periods typically ranging from 12 to 24 months or less that typically provide for interest only periods and/or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 12 to 24 months after the loan’s funding date or on its maturity date;
•Unlevered yield-to-maturity generally ranging from 1% above the applicable prime rate to 10%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;
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
Direct Equity Investments
In connection with our secured loans, we may obtain equity investment rights that allow us to invest in a venture capital-backed company’s current or next round of private equity financing on the same terms and conditions as the company’s venture capital investors and/or other equity investors in the round. In some cases, we may make a direct equity investment in a prospective portfolio company prior to transacting a potential secured loan with a company. As a venture capital-backed company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our direct equity investments, and in conjunction with either a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the sale of the underlying stock. These equity investment rights typically range from $100,000 to $1.0 million in size (generally not exceeding 5% of the company’s total equity), although we are under no obligation to make any such investment. Typically, these are passive investments (we do not take a board of directors’ seat with the company) but can be strategically valuable and beneficial as an enhancement to our relationship with the venture capital-backed company and to our economic return by generating meaningful return on capital committed.
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
Investment Committee
The objective of the Adviser’s Investment Committee and senior investment team is to leverage its members’ broad historical experience, including significant entrepreneurial, credit, venture capital, venture lending and venture leasing expertise and technology and other high growth industries knowledge assessing the risk and needs of venture capital-backed companies and appropriateness of prospective transactions, assessing the risk/return profile of proposed transactions, assessing the independent diligence and credit analysis and providing a forum for independent and unbiased thought, discussion, and assessment.
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
Investment Monitoring and Portfolio Management
Our Adviser utilizes an extensive internal credit tracking and monitoring approach to regularly follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by Mr. Labe and Mr. Srivastava, TPC’s co-founders, and the track record developed by TPC since its inception and is based in part on its expertise and deep understanding of the risk associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the outlook for the borrower’s industry segment, progress of product development, overall adherence to the business plan, financial condition, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure matters. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess the borrower’s progress and development and the venture capital investor’s outlook and/or level of support for our borrower.
Each of our borrowers is assigned a “Portfolio Company Team” consisting of staff from our Adviser’s Originations, Investment and Credit Analysis, Portfolio Monitoring and Legal teams. We believe having a dedicated Portfolio Company Team for each borrower further strengthens the relationship we have with the borrower, which is a key component of our Adviser’s strategy and affords our Adviser consistent and continuous interaction with our borrowers. A Portfolio Monitoring professional is assigned to all borrowers to ensure compliance with financial statement and compliance reporting, insurance filing and timely payment requirements. These professionals review the various financial statements, compliance reports and other documents received from our borrowers on a monthly or quarterly basis, as well as any publicly filed financing statements, such as UCC financing statements and press releases, and enter them into our Adviser’s proprietary client-management platform for review by the rest of the Portfolio Company Team. In the event of a missed payment or if other credit issues arise, the Portfolio Company Team initiates escalation procedures.
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
Consistent with TPC’s existing policies, our Adviser maintains a Credit Watch List, which places borrowers into five risk categories based on our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White (2).	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern due to industry, business, financial and/or related factors. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.	Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.
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
Competition
Debt financing for venture capital-backed companies is particularly heterogeneous—the type, structures and sizes of debt financings often vary significantly depending on a particular company’s industry and its current or near-term stage of development. The profile and underwriting characteristics of an early stage venture capital-backed company are very different from those of a later stage venture capital-backed company and/or those of a venture growth stage company. Furthermore, within each stage, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and venture leasing expertise and technology and other high growth industries knowledge, specialization and flexibility from a lender. The availability of debt financing for venture capital-backed companies is further limited by factors such as the brand, reputation and market acceptance, industry relationships, track record and other factors required to lend to companies backed by leading venture capital investors. In addition, a lender must understand the distinct credit profiles of these companies and have the deep experience and specialized set of skills required to (i) source deal flow and receive investment referrals; (ii) evaluate high growth industries and sectors, business prospects, operating characteristics and collateral; (iii) analyze potential transactions; and (iv) customize unconventional transaction structures suitable for these companies.
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
Our competitors may include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which expose them to a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.
We believe we compete effectively with these entities primarily on the basis of TPC’s reputation, track record, experience, industry knowledge and relationships and our Adviser’s senior investment team’s contacts, efficient investment analysis, decision-making processes, creative financing products and highly customized investment terms. We believe that the “Four Rs,” our core investment philosophy, are critical to enabling us to grow our brand name, reputation and differentiate us from our competitors. We do not compete primarily on the financing terms we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. We also believe that our relationship-based approach to investing, which leverages our Adviser’s senior investment team’s expertise in developing strong relationships with venture capital investors and venture capital-backed companies, understanding their capital needs, structuring and customizing attractive financing solutions to meet those needs throughout their growth lifecycle, puts us in an advantageous position to identify, attract and proactively capitalize on venture capital-backed companies’ debt needs as they grow and become successful enterprises. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively.”
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
We do not currently have any employees. Our day-to-day investment operations are managed by the Adviser, and our Administrator provides services necessary to conduct our business. We pay no compensation directly to any interested director or executive officer of the Company. The Adviser and Administrator may be reimbursed for certain expenses they incur on our behalf. In addition, pursuant to the Administration Agreement, we pay the Administrator our allocable portion of the Administrator’s overhead and other expenses it incurs in performing its obligations, including rent and the allocable portion of the cost of the chief compliance officer and chief financial officer and their respective staffs.

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
As consideration for the investment advisory and management services provided pursuant to the Advisory Agreement, we pay the Adviser a fee consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and incentive fee is ultimately borne by our stockholders.
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
Following the closing of the listing of shares of our common stock on a national securities exchange, including in connection with an IPO, the base management fee will be calculated at an annual rate of 1.75% of our average adjusted gross assets, including assets purchased with borrowed funds. The base management fee will be calculated based on the average value of our gross assets at the end of our two most recently completed calendar quarters.
Incentive Fee
The incentive fee, which provides the Adviser with a share of the income that it generates for us, consists of two components—investment income and capital gains—which are largely independent of each other, with the result that one component may be payable even if the other is not payable.
Under the investment income component, we pay the Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which the Adviser receives all of such income in excess of the 2.0% level but less than 2.5%. The effect of the “catch-up” provision is that if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply.
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
Quarterly Incentive Fee Based on Net Investment Income
Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)
The capital gains component of the incentive fee will be determined and paid annually in arrears at the end of each calendar year or, in the event of an Advanced Liquidity Event (if any), the date on which the closing of such Advanced Liquidity Event occurs. At the end of each calendar year (or upon the effectuation of an Advanced Liquidity Event), we will pay the Adviser (A) 20.0% of the difference, if positive, of the sum of our aggregate cumulative realized capital gains, if any, computed net of aggregate cumulative realized capital losses, if any, and aggregate cumulative unrealized capital depreciation, in each case from May 27, 2020, the initial effective date of the Advisory Agreement, through the end of such year (or the date on which an Advanced Liquidity Event occurs), less (B) the aggregate amount of any previously paid capital gains incentive fees from May 27, 2020 until the end of such calendar year (or the date on which an Advanced Liquidity Event occurs). For the foregoing purpose, “aggregate cumulative realized capital gains” does not include any unrealized capital appreciation.
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

Payment of Our Expenses
All professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, is provided and paid for by the Adviser and not by us. Generally, our primary annual operating expenses are related to payment of fees to the Adviser and the reimbursement of expenses under our Advisory Agreement and our Administration Agreement. We will bear all other costs and expenses of our operations and transactions, including, without limitation, those relating to:
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
•offerings of our securities (other than as described in the first clause above);
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

Duration and Termination
Unless terminated earlier as described below, the Advisory Agreement will continue in effect from year to year if (i)(A) approved annually by the Board or (B) by the affirmative vote of the holders of a majority of our outstanding voting securities, and, (ii) in either case, if also approved by a majority of our Independent Directors. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice. See “Item 1A. Risk Factors—Risks Relating to our Business and Structure—Our Adviser or our Administrator can resign upon 60 days’ notice and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could materially and adversely affect our financial condition, results of operations and cash flows.”
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
The Advisory Agreement was most recently approved by the Board, including all of our Independent Directors, on April 28, 2022 for an additional one-year term ending on May 27, 2023. In reaching a decision to re-approve the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
•the nature, extent and quality of services provided by the Adviser to us;
•the investment performance of the Company and the Adviser;
•comparative data with respect to the investment performance of other BDCs with similar investment objectives, strategies, risks, restrictions and types of securities purchased;
•the fee structure under the Advisory Agreement and the Adviser’s anticipated costs of providing services to us;
•comparative data with respect to advisory and incentive fees or similar expenses paid by other BDCs with similar investment objectives and asset levels;
•our operating expenses compared to those of other BDCs with similar investment objectives, strategies, risks, restrictions and types of securities purchased;
•any existing and potential sources of indirect income to the Adviser from its relationships with us and the profitability of those relationships;
•information about the services performed and the personnel performing such services under the Advisory Agreement;
•economies of scale realized by the Adviser (or that possibly might be realized by the Adviser in the future) in connection with the Adviser’s provision of services to us; and
•the organizational capability and financial condition of the Adviser.
Administration Agreement
The Administration Agreement provides that the Administrator is responsible for furnishing us with office facilities and equipment and providing us with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of our required administrative services, which includes being responsible for the financial and other records which we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC and any other regulatory authority. In addition, the Administrator assists us in determining and publishing net asset value, overseeing the preparation and filing of our tax returns and printing and disseminating reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, the Administrator also provides managerial assistance on our behalf to those companies that have accepted our offer to provide such assistance.
In consideration of the provision of the services of the Administrator, we reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. Payments under the Administration Agreement are equal to our allocable portion (subject to the review of the Board) of the Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the chief compliance officer and chief financial officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such companies for providing this assistance.
Our Board most recently determined to re-approve the Administration Agreement at a meeting held on April 28, 2022. In connection with such approval, the Board, including the Independent Directors, reviewed the payments made by us to the Administrator to determine that the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the payments made by us under the Administration Agreement are reasonable in light of the services provided. The Board also reviewed the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and the affiliates of TPC. The Board then assessed the reasonableness of such reimbursements for expenses allocated to us based on the nature and quality of the administrative services provided to us by the Administrator, our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, any existing and potential sources of indirect income to the Administrator from its relationship with us, information about the administrative services to be performed and the personnel performing such administrative services, the organizational capability of the Administrator, and the possibility of obtaining similar services from other third-party service providers.
The Administration Agreement will continue in effect from year to year if approved annually by the Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
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
Staffing Agreement
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers. The Adviser has entered into a staffing agreement with TriplePoint Capital (the “Staffing Agreement”), pursuant to which TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Mr. Labe and Mr. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and comprehensive portfolio management and investment monitoring capabilities of TPC’s senior investment team. The Staffing Agreement may be terminated by either party with 60 days’ prior written notice. See “Item 1A. Risk Factors — Risks Relating to our Business and Structure — We are dependent upon our executive officers, our Adviser’s senior investment team and, in particular, Mr. Labe and Mr. Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.”
Valuation Procedures
Quarterly Determinations
We determine the net asset value per share of our common stock on at least a quarterly basis. The net asset value per share will equal the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.
The audit committee of the Board (the “Audit Committee”) is responsible for assisting the Board in valuing investments for which current market quotations are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from pricing services, broker-dealers or market makers. We value our investments for which market quotations are not readily available at fair value as determined in good faith by the Board, with the assistance of the Adviser and independent valuation agents, in accordance with Rule 2a-5 of the 1940 Act and GAAP, and in accordance with our valuation methodologies. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most accurately represents fair value based on current market conditions as well as other factors the Adviser’s valuation committee considers relevant.
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
The fair value of our investments is measured in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, or “ASC Topic 820,” issued by the FASB. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

•Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2— Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly, and model-based valuation techniques for which all significant inputs are observable.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and consideration of factors specific to the investment.
Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, excluding transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact. See “Note 4. Investments” in the notes to our consolidated financial statements for a further discussion of our valuation process.
For purposes of Section 2(a)(41) and Rule 2a-5 under the 1940 Act, a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that we can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Any portfolio investment that is not priced using a Level 1 input shall be subject to the fair value determination requirements under Rule 2a-5 and subject to our valuation procedures.
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
•At least 25% of the Company’s investment portfolio will receive valuation recommendations from an independent third-party valuation firm each quarter, as selected in accordance with the Company’s valuation policy. Each new portfolio investment will be reviewed by an independent third-party valuation firm within 12 months of the date of investment, and thereafter will be reviewed by an independent third-party valuation firm no later than the fourth quarter following its most recent inclusion in such review process. However, a valuation review by an independent third-party valuation firm is not required for holdings whose value is less than 1% of the Company’s gross assets (up to an aggregate of 10% of the Company’s gross assets) or those assets that the Board and/or Audit Committee has agreed to waive from such requirement.
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
As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67.0% or more of the voting securities present at such meeting, if the holders of more than 50.0% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50.0% of the outstanding voting securities of such company.
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
Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available to the issuer of its securities significant managerial assistance, except in circumstances when either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together, and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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
We have also adopted a Code of Business Conduct and Ethics under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”), which applies to, among others, our Chief Executive Officer and Chief Financial Officer.
We hereby undertake to provide a copy of these codes of ethics to any person, without charge, upon request. Requests for a copy of these codes of ethics may be made in writing addressed to the 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025, Attention: Corporate Secretary.
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
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025, Attention: Corporate Secretary.

Privacy Principles
We are committed to maintaining the privacy of our investors and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.
Generally, we do not receive any nonpublic personal information relating to our investors, although certain nonpublic personal information of our investors may become available to us. We do not disclose any nonpublic personal information about our investors or former investors to anyone, except as permitted by law or as are necessary in order to service investor accounts (for example, to a transfer agent or third-party administrator).
We restrict access to nonpublic personal information about our investors to employees of the Adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our investors.

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
We co-invest from time to time, and intend to continue making co-investments, with TriplePoint Capital and/or investment funds, accounts and vehicles managed by TriplePoint Capital or its affiliates, including TPVG and TPVL, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TriplePoint Capital and/or such investment funds, accounts and vehicles managed by TPC or its affiliates where the only term that is negotiated is price. However, pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our shareholders and is consistent with our then-current investment objective and strategies. The Exemptive Order permits greater flexibility to negotiate the terms of co-investments with TriplePoint Capital and/or investment funds, accounts and investment vehicles managed by TriplePoint Capital or its affiliates, including TPVG and TPVL, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
JOBS Act
We currently are, and expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement occurs;
•the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.235 billion;
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
Failure to Qualify as a RIC
We have elected to be treated, and expect to qualify annually thereafter, as a RIC under Subchapter M of the Code; however, no assurance can be provided that we will qualify as a RIC for any taxable year. If we have previously qualified as a RIC, but were subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate-level U.S. federal income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
•You may not receive distributions or our distributions may not grow over time.
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
•We may default under the Credit Facility, the agreement governing our outstanding unsecured notes or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.
•Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income. In addition, if the Credit Facility or similar financing arrangement were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
•Our ability to enter into transactions with our affiliates and to make investments in venture capital-backed companies along with our affiliates is restricted by the 1940 Act which may limit the scope of investment opportunities available to us.
•Our Adviser may be subject to conflicts of interest with respect to taking actions regarding investments in which TPC or its affiliates may also have an interest.
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
The broader fundamentals of the United States and global economies remain mixed. In the event that the United States economy, or economies in Europe and Latin America, contract, it is likely that the financial results of venture capital-backed companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.
Although we have been able to secure access to additional liquidity, including through the Credit Facility and the issuance of $75.0 million in aggregate principal amount of 5.86% senior unsecured notes due April 2027 (the “2027 Notes”), the potential for volatility in capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
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
Our Adviser has entered into the Staffing Agreement with TPC. Pursuant to the Staffing Agreement, TPC makes, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Mr. Labe and Mr. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Under the Staffing Agreement, TPC is required to make the Adviser aware of any financings that TPC evaluates, originates, or in which TPC participates, and the Adviser is responsible for allocating the investment opportunities amongst its affiliates fairly and equitably over time in accordance with its allocation policy. We depend on the diligence, skill and network of business contacts of our Adviser’s senior investment team and our executive officers to achieve our investment objective. We cannot assure you that TPC will fulfill its obligations under the Staffing Agreement or its allocation policy. Further, the Staffing Agreement may be terminated with 60 days’ prior written notice, and we cannot assure you that the Staffing Agreement will not be terminated by TPC or that our Adviser will continue to have access to the professionals and Investment Committee of TPC or its information and deal flow. The loss of any such access would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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
Within venture capital-backed companies, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and venture leasing expertise and technology and other high growth industries knowledge, specialization and flexibility from a lender. As a result, we cannot assure you that we will replicate the historical results achieved by the Adviser or members of its senior investment team and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods, or in connection with other investment vehicles.

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
Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. One or more of our competitors may have or develop relationships with TPC’s select group of leading venture capital investors. We may also be limited in our ability to make an investment pursuant to the restrictions under the 1940 Act to the extent one or more of our affiliates has an existing investment with such obligor. Additionally, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to tax as a RIC.
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
In order to maintain our ability to be subject to tax as a RIC, we will be required to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders. As a result, these earnings generally will not be available to fund new investments. Under the 1940 Act, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we have outstanding (or that we may issue in the future), of at least 150%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or issue additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings.

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
For U.S. federal income tax purposes, in certain circumstances, we may be required to recognize taxable income prior to when we receive cash, such as the accrual of end-of-term payments, PIK and/or OID, including in connection with the receipt of “equity kickers” in the form of warrants in conjunction with our debt investments. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. OID decreases our loan balance by an amount equal to the cost basis of the upfront warrant investment received and certain capitalized fees we receive in connection with our loan and is recognized by us as non-cash income over the life of the secured loan. Our secured loans generally include an end-of-term payment and/or PIK interest payment. Such payments, which could be significant relative to our overall investment activities are included in income before we receive any corresponding cash payment. We are also required to include in income certain other amounts that we will not receive in cash, including OID.
To the extent OID instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of our income, investors will be exposed to typical risks associated with such income that are required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) PIK interest payments add to loan principal thereby increasing our gross assets, which will increase our Adviser’s future base management fees following any listing of shares of our common stock on a national securities exchange, and increases future investment income, thus increasing the Adviser’s future income incentive fees at a compounding rate; (d) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash; (e) because OID income is accrued without any cash being received by us, required cash distributions may have to be paid from offering proceeds or the sale of our assets without investors being given any notice of this fact; (f) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (g) even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan; (h) OID creates risk of non-refundable cash payments to our Adviser on cash accruals that may never be realized; and (i) because OID will be included in our “investment company taxable income” for the year of the accrual, we may be required to make distributions to stockholders on such accruals to satisfy the Annual Distribution Requirement applicable to RICs, even where we have not received any corresponding cash amount.
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
We intend to make distributions on a quarterly basis to our common stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be materially and adversely affected by the impact of one or more of the risks described herein. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status and covenants under our borrowing arrangements, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.
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
Leverage magnifies the potential for loss on an investment in the Company. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay dividends, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. We are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. As of December 31, 2022, the Company’s asset coverage for borrowed amounts was 254%.
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
We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing, including through borrowings under the Credit Facility and the 2027 Notes. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or other financing arrangement or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2022, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2022(1)	(21.3)%	(12.8)%	(4.4)%	4.1%	12.5%
_______________

(1)The hypothetical return to common stockholders is calculated by multiplying our total assets as of December 31, 2022 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended December 31, 2022, adjusted for the dividends on our Series A Preferred Stock (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Capital Resources and Borrowings—Series A Preferred Stock” of Part II of this Annual Report on Form 10-K); and then dividing the resulting difference by our total assets attributable to common stock. The calculation assumes the Company had (i) $480.6 million in total assets, (ii) $184.0 million in total debt outstanding, (iii) $525,000 in aggregate liquidation preference of our Series A Preferred Stock, (iv) $284.6 million in net assets, and (v) a weighted average cost of borrowings of 6.8%.
Based on our outstanding indebtedness of $184.0 million as of December 31, 2022 and the aggregate liquidation preference of our Series A Preferred Stock of $525,000, our investment portfolio would have been required to experience an annual return of at least 2.6% to cover annual interest payments on the outstanding debt and dividends on our Series A Preferred Stock.
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
In addition, each of the Credit Facility and 2027 Notes imposes, and any debt facilities or other borrowing arrangements we may enter into in the future may impose, financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our ability to be subject to tax treatment as a RIC under Subchapter M of the Code.
We may default under the Credit Facility, the agreement governing our outstanding unsecured notes or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.
In the event we default under the Credit Facility, the agreement governing our 2027 Notes or any future indebtedness or are unable to amend, repay or refinance any such indebtedness on commercially reasonable terms, or at all, our business could be materially and adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility, the 2027 Notes or any future indebtedness, any of which would have a material adverse effect on our financial condition, results of operations and cash flows.
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
The Master Note Purchase Agreement (the “Note Purchase Agreement”) under which the 2027 Notes were issued contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and a minimum stockholders’ equity requirement. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness we have incurred or of our subsidiary guarantors (if any), certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to Messrs. Labe and Srivastava.
Our continued compliance with the covenants under the Credit Facility and the Note Purchase Agreement depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants of any of our debt facilities or other borrowing arrangements could result in foreclosure by the lenders under the governing instruments relating to our borrowings or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. Because the Credit Facility and the Note Purchase Agreement have, and any future credit facilities or other borrowing arrangements will likely have, customary cross-default provisions, if the indebtedness under the Credit Facility or represented by the 2027 Notes, or under any future credit facility or borrowing arrangement, is accelerated, we may be unable to repay or finance the amounts due.
Changes in interest rates, changes in the methodology for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income. In addition, if the Credit Facility or similar financing arrangement were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the value of our common stock. The majority of our debt investments have, and are expected to have, floating interest rates, which generally are Prime-based and all of which have interest rate floors. Increases in interest rates tend to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Conversely, if interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
In addition, because we borrow money to finance certain of our investments, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Portions of our investment portfolio and our borrowings under the Credit Facility have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense. In periods of rising interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. In addition, if the Credit Facility or any other financing arrangement were to become unavailable to us and attractive alternative financing sources were not available, it could have a material adverse effect on our business, financial condition and results of operations.
Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the U.K.’s Financial Conduct Authority no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain market acceptance as replacements for LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
In anticipation of the cessation of LIBOR, we amended our Credit Facility in June 2022 to, among other things, replace the LIBOR benchmark with a SOFR benchmark and may need to renegotiate any credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies.
Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued regulations regarding the tax consequences of the transition from LIBOR or another interbank offered rate (“IBOR”) to a new reference rate in debt instruments and non-debt contracts. Under the regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.
Provisions in our current debt obligations or any future indebtedness may limit our discretion in operating our business.
The Credit Facility is, and any future indebtedness may be, backed by all or a portion of our assets on which the lenders may have a security interest. We may pledge up to 100% of our assets or the assets of our Financing Subsidiary and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Any security interests that we grant will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the agreements governing our indebtedness, including the Credit Facility and the Note Purchase Agreement or any of our future financing or other borrowing arrangements, including applicable diversification and eligibility requirements, limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Credit Facility, the Note Purchase Agreement or any of our future indebtedness may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness.

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
Most of our investments take the form of secured loans, warrants and direct equity investments that are not publicly traded. The fair value of loans and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board. Most of our investments are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our investments require significant management judgment or estimation. We retain the services of one or more independent third-party valuation firms to review the valuation of these loans and other investments. The valuation for each portfolio investment, including our Level 3 investments, is generally reviewed annually by an independent third-party valuation firm in accordance with our valuation policy. However, the Board does not intend to have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10.0% of our gross assets) reviewed by an independent third-party valuation firm. The Board discusses valuations on a quarterly basis and determines, in good faith, the fair value of each investment in our portfolio based on the input of our Adviser, the independent third-party valuation firm and the Audit Committee. The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate, such factors as yield, maturity and measures of credit quality, the enterprise value of the company, the nature and realizable value of any collateral, the company’s ability to make payments and its earnings and discounted cash flow, our assessment of the support of their venture capital investors, the markets in which the company does business, comparisons to similar publicly traded companies and other relevant factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and other investments existed. Our net asset value could be materially and adversely affected if our determinations regarding the fair value of our loans and other investments were materially higher than the values that we ultimately realize upon the disposal of such loans and other investments.
We are an emerging growth company under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make an investment in shares of our common stock less attractive to investors.
We are and we will remain an emerging growth company as defined in the JOBS Act until the earliest of (i) the last day of our fiscal year in which the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act occurs; (ii) the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.235 billion; (iii) the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.
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
Complying with the applicable requirements of Section 404 of the Sarbanes-Oxley Act requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. If we are not able to implement the applicable requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports. This could have a material adverse effect on us and lead to a decline in the price of our securities.
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
Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our common stock. Nevertheless, any such changes could materially and adversely affect our business and impair our ability to make distributions to our stockholders.
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
Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that affects our data, resulting in increased costs and other consequences as described above.
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
TPC and the Adviser also manage, and in the future may manage, other investment funds, accounts or vehicles that invest or may invest in companies and investments similar to those in our investment portfolio. Subject to the Adviser’s allocation policy and applicable law, other vehicles sponsored or managed by the Adviser’s senior investment team, including TPVG and TPVL, also invest in venture capital-backed companies or may have prior investments outstanding to our borrowers. As a result, members of the senior investment team and the Investment Committee, in their roles at TPC, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by them, including TPVG and TPVL, with similar or overlapping investment objectives. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by our Adviser’s senior investment team, such investment will be apportioned by our Adviser’s senior investment team in accordance with (1) our Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Co-investment opportunities will be allocated amongst us, TPC and/or investment funds, accounts and vehicles managed by the Adviser or its affiliates, including TPVG and TPVL: (1) consistent with both the Adviser’s allocation policies and procedures and the conditions of the Exemptive Order, as applicable; and (2) in a manner reasonably designed to ensure that investment opportunities are allocated fairly and equitably over time. Such apportionment may not be strictly pro rata, depending on the good faith determination of all relevant factors, including, without limitation, differing investment objectives, amount of capital available for each potential investing entity, diversification considerations, covenants under applicable borrowing arrangements, regulatory restrictions and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us.

We may co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC or its affiliates, including TPVG and TPVL, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, on March 28, 2018, TPC and our Adviser received the Exemptive Order from the SEC, which permits greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC or its affiliates, including TPVG and TPVL, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
Our Adviser may be subject to conflicts of interest with respect to taking actions regarding investments in which TPC or its affiliates may also have an interest.
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
For many of our investments, no market-based price quotation is available. As a result, our Board determines the fair value of these secured loans, warrant and equity investments in good faith as described above in “ –Risks Relating to our Business and Structure – Our

investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, such fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.” In connection with that determination, our Adviser provides our Board with valuation recommendations based upon the most recent and available information, which generally includes industry outlook, capitalization, financial statements and projected financial results of each portfolio company. Other than de minimis investments of less than 1% of our gross assets (up to an aggregate of 10% of our gross assets), the valuation for each investment is generally reviewed by an independent valuation firm annually in accordance with our valuation policy, and the ultimate determination of fair value is made by our Board, including our interested directors, and not by such independent valuation firm. The Board, however, may request at its discretion to have such de minimis investments valued by an independent valuation firm. In addition, Mr. Labe and Mr. Srivastava, each an interested member of our Board, have a material pecuniary interest in our Adviser and serve on its Investment Committee. The participation of our Adviser’s senior investment team in our valuation process, and the pecuniary interest in our Adviser by certain members of our Board, could result in a conflict of interest given that the incentive fees paid to our Adviser are based, in part, on our total assets and unrealized losses.
There are conflicts related to our other arrangements with TPC and our Administrator.
We have entered into the License Agreement with TPC under which TPC granted us a non-exclusive, royalty-free license to use the name “TriplePoint” and the TriplePoint logo. We have also entered into the Administration Agreement with our Administrator pursuant to which we are required to pay our Administrator an amount equal to the allocable portion of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the chief compliance officer and chief financial officer and their respective staffs. This creates conflicts of interest that our Board will monitor. For example, under the terms of the License Agreement, we are unable to preclude TPC from licensing or transferring the ownership of the “TriplePoint” name to third parties, some of which may compete against us. Consequently, we are unable to prevent any damage to goodwill that may occur as a result of the activities of TPC or its affiliates or others. Furthermore, in the event the License Agreement is terminated, we will be required to change our name and cease using “TriplePoint” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

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
Our portfolio may lack diversification among portfolio companies which may subject us to a risk of significant loss if one or more of these companies default on their obligations under any of their debt instruments.
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
Our investments in early stage companies will involve significant and heightened risks compared to investments in more established companies.
Early stage companies may be more vulnerable than more established companies to adverse business and economic developments. Early stage companies typically have no or only a limited history of profitable operation and are subject to high volatility in revenues, expenses and earnings. They typically do not have viable, developed market-ready products, are engaged in rapidly changing businesses and require substantial additional capital. Early stage companies may have less developed and less comprehensive internal operating procedures, policies, systems and controls than more mature companies, and may be dependent for management on one or a few key persons. Early stage companies, therefore, may lack the management experience or depth to access distribution channels for their products, as well as the necessary product diversification and capital to fund operating expenses and research and development. In addition, the products or technology of such companies may be untested and may be subject to early obsolescence as a result of the development of newer disruptive products or technologies. The ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. These factors make early stage issuers far more likely than their larger counterparts to experience significant operating and financial setbacks that threaten their short-term and long-term viability.
Early stage companies generally require considerable additional capital to develop their products, technologies and markets, acquire customers and achieve or maintain a competitive position. This capital may not be available at all, or may not be available upon terms favorable to the Company. Further, the products, technologies and markets for early stage companies may not develop as anticipated, even after substantial expenditures of capital. Therefore, early stage companies are often more vulnerable to financial failure than companies in later stages of development.
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
As of December 31, 2022, our unfunded commitments totaled $137.1 million to 54 portfolio companies. Our credit agreements generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded commitments or any future obligations will be drawn by the venture capital-backed companies. We have also entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2022, this backlog of potential future commitments totaled $5.0 million.
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
•an election to defer PIK interest payments by adding them to principal increases our gross assets and, thus, may increase future base management fees to the Adviser and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the Adviser’s future income incentive fees at a compounding rate;
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
Investments in secured loans to companies with foreign operations and/or investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
Our investment strategy contemplates making secured loans to companies with foreign operations. As of December 31, 2022, 14.4% of our portfolio at fair value consisted of companies not domiciled in the United States as they did not have their principal place of business in the United States. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies with no foreign operations or exposure. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations in our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, matters relating to non-U.S. brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect that investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies with no foreign operations.
Although we expect that our investments will be primarily U.S. dollar denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. As discussed below, we may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.
We may expose ourselves to risks resulting from our use of hedging transactions.
As of December 31, 2022, a majority of the debt investments (approximately 79.3% or $336.3 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors. The remaining portion of our debt portfolio bore interest at a fixed rate. Our Credit Facility bears interest at a floating rate indexed to certain indices. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may expose us to counter-party credit risk. Hedging against a decline in the values of its portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is generally anticipated at an acceptable price. Engaging in hedging transactions may reduce cash available to pay distributions to our stockholders.
We believe that any hedging transactions that we enter into in the future will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission (“CFTC”), unless our Adviser registers with CFTC as a commodity pool operator or obtains an exemption from such requirement. On February 18, 2020, our Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and therefore, is not subject to registration or regulation as a commodity pool operator under such Act. In addition, Rule 18f-4 of the 1940 Act limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. We intend to operate in a manner that will permit us to be a “limited derivatives user” under Rule 18f-4. Subject to certain conditions, limited derivatives users are not subject to the full requirements of Rule 18f-4.

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
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
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
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
The current global financial market situation, global supply-chain disruptions and various social and political tensions in the United States and around the world (including Russia’s invasion of Ukraine, other wars forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations, and risks resulting from any current or future debt crisis in Europe, the United States or elsewhere could have a detrimental impact on the global economy and the financial condition of financial institutions generally.
Since 2010, several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other European Union countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.
In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the Credit Facility and the 2027 Notes, and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, the illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.

Events outside of our control, including relating to public health crises, supply-chain disruptions, geopolitical conflicts, including acts of war, and inflation, could negatively affect our portfolio companies’ and our results of operations and financial condition, as well as the amount or frequency of our distributions to stockholders.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events may adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being facing such persons. While many countries, including the United States, have relaxed or eliminated the early public health restrictions adopted in response to the COVID-19 pandemic, the outbreak of new, worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to the reintroduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. In addition to these developments having adverse consequences for us and our portfolio companies, the operations of the Advisor have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers.
As the future impact of COVID-19 and its variants is difficult to predict, the extent to which they could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 and its variants or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.
The COVID-19 pandemic and the uncertainty regarding the extent and duration of its impact has had a material adverse impact on the venture capital fundraising environment, including with respect to the venture capital-backed companies in which we invest. Our portfolio companies generally require additional equity financing every twelve to twenty-four months. Due to the potential effects of the COVID-19 pandemic, there is an increased risk that one or more of our venture capital-backed companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, which risk may be amplified with respect to portfolio companies that have already taken steps to reduce or modify business operations or are operating in industries that are, or are perceived to be, more adversely affected by the COVID-19 pandemic. Such events would likely have a negative impact our investment returns, the fair value of our investment and our ability to restructure such investment on favorable terms if such portfolio company’s cash flow from operating activities is insufficient to satisfy its continuing growth, working capital and other requirements. In addition, as a result of the financial stress caused by any effects of the COVID-19 pandemic, other investors in our portfolio companies may be unable to, or may choose not to, fulfill their ongoing funding obligations with respect to certain of our portfolio companies, may be unable to continue supporting the ongoing operations of our portfolio companies operationally and/or financially, or may seek to restructure or otherwise modify their existing investments in our portfolio companies in a manner that is detrimental to our investment, which could have a material adverse impact on our financing arrangement with the portfolio company and on our results of operations and financial condition. In addition, we intend to use cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility or other future financing arrangement, our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows and prepayments, and any proceeds from drawdowns in connection with the private offering of our common stock or any debt offerings, to fund our outstanding unfunded obligations. Depending on the severity and duration of any future impact of the COVID-19 pandemic on our results of operations and financial condition, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due, which could harm the reputation of the Company and TPC among its select group of venture capital investors and in the venture capital market generally. Any such occurrence could decrease our deal flow and the outlook of our investments, resulting in a material adverse effect on our financial condition, results of operations and cash flows.
This pandemic has also caused, and may continue to cause, disruption to our portfolio companies’ global supply chain and business operations. In particular, shortages in commodities and materials, including shortages and reductions in allocations of electronic and other components from key suppliers, labor shortages and elevated levels of employee absenteeism, freight delays and other supply chain constraints and disruptions have significantly delayed or disrupted, and may continue to adversely impact, both our portfolio companies’ suppliers’ and third party vendors’ and our portfolio companies’ ability to manufacture and deliver products and/or services to their end-users and customers. Our portfolio companies have also experienced a significant increase in commodity, parts and material component inflation from pre-pandemic levels, as well as inflation in other costs, such as labor, packaging, freight, and energy prices. Continued supply chain disruptions and delays, as well as continued heightened inflation, could lead to continued periodic production interruptions and other inefficiencies that could negatively impact our portfolio companies’ productivity, margin performance and results of operations, which could result in a material adverse effect on our financial condition, results of operations and cash flows.
Developments related to the COVID-19 pandemic may contribute to a decrease in the fair value of certain of our portfolio investments. In addition, the COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have a material adverse effect on our investment income received from portfolio investments, particularly our interest income. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing any then-existing borrowings, including under the Credit Facility and the 2027 Notes, and distribution payments to stockholders.
Depending on the extent of continuing impact of the COVID-19 pandemic on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than expected, may be made less frequently than expected, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.
In addition, particularly because our investment strategy contemplates making secured loans to companies with foreign operations, including in Europe, the warfare, political turmoil or terrorist attacks relating to the conflict between Russia and Ukraine, and any escalation thereof, could materially and adversely impact our and our portfolio companies’ financial condition, result of operations and cash flows and may magnify the impact of other risks described in this Annual Report on Form 10-K.. Although the severity and duration of the ongoing military action are highly unpredictable, the conflict in Ukraine has already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or create business risks associated with our operations and the operations of our portfolio companies.
A lack of IPO or merger and acquisition opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.
A lack of IPO or merger and acquisition, or M&A, opportunities for private companies, including venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture-capital and other sponsor firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for private companies can also cause some venture capital and other sponsor firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other companies, such as ourselves, who are co-investors in such companies.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets are currently experiencing extreme volatility and disruption following the global outbreak of COVID-19 and other global events described above. Disruptions in the capital markets in the past have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders, including existing lenders, not to extend credit to us or renew or expand existing credit facilities. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
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
There have been significant changes and continue to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
Holders
As of March 8, 2023, there were 9 holders of record of our common stock.
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
We had 20,297,200 shares of common stock outstanding as of March 8, 2023. As of March 8, 2023, we have received Capital Commitments totaling $386.8 million, of which $74.4 million remains available.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fiscal year ended December 31, 2022.

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
These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets;
•the potential widespread re-emergence of COVID-19 or its variants, or a similar health pandemic, and the length and duration thereof in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery, including with respect to the impact of travel restrictions and other isolation and quarantine measures on the ability of the Adviser’s investment professionals to conduct in-person diligence on, and otherwise monitor, existing and future investments;
•the potential for an economic downturn and the time period required for robust economic recovery therefrom;
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
In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on May 27, 2020, we acquired a select portfolio of investments originated through TPC consisting of funded debt investments, future funding obligations and warrants associated with both the funded debt investments and future funding obligations. This initial portfolio included 30 secured loans and warrants to purchase shares in 23 portfolio companies for an aggregate purchase price of $94.6 million. The valuation of this initial portfolio was approved by the Board in consultation with the Adviser and consideration of valuations performed by independent third-party valuation firms on our initial portfolio. On May 27, 2020, in connection with the commencement of our operations, we sold 7,001,667 shares of our common stock in a private offering for $105.0 million of gross proceeds. On May 27, 2020, we sold 525 shares of our Series A Preferred Stock (as defined below in “—Liquidity and Capital Resources— Capital Resources and Borrowings—Series A Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of $525,000. In aggregate, through December 31, 2022, we have sold 525 shares of our Series A Preferred Stock and 20,297,200 shares of our common stock for $312.9 million of gross proceeds.
COVID-19 Developments
The COVID-19 pandemic, and the related effect on the U.S. and global economies, including the recent economic downturn and the uncertainty associated with the timing and likelihood of robust economic recovery, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of the Adviser.
Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, under the governing agreement for the 2027 Notes, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Annual Report on Form 10-K under Part I, Item 1A for more information. As of December 31, 2022, we were in compliance with the asset coverage requirements under the 1940 Act and with our covenants under the Credit Facility and under the governing agreement for the 2027 Notes.
We will continue to monitor the evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 or its variants on our financial condition, results of operations or cash flows in the future. However, it could have a material adverse impact for a prolonged period of time on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies. See “Risk Factors” in this Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time, for more information.
Portfolio Composition, Investment Activity and Asset Quality
Portfolio Composition
We originate and invest primarily in loans that have a secured collateral position and are used by venture capital-backed companies to finance their continued expansion and growth, equipment financings and, on a select basis, revolving loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments. We believe these investments will provide us with a stable, fixed-income revenue stream along with the potential for our returns to be enhanced by equity-related gains. We underwrite our investments seeking an unlevered yield-to-maturity on our growth capital loans and equipment financings generally ranging from 10% to 18% and on our revolving loans generally ranging from 1% above the applicable prime rate to 10%, in each case, with potential for higher returns in the event we are able to exercise warrant investments and realize gains or sell our related equity investments at a profit. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and either the existence of or the near-term potential for strong revenue or revenue growth, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. The Adviser’s senior investment team also generally seeks to invest no more than 5% of our total assets in equity investments.
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of December 31, 2022 and December 31, 2021:

	December 31, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$424,456	$413,558	$(10,898)	209	92
Warrant investments	13,911	18,445	4,534	172	143
Equity investments	9,447	9,373	(74)	51	42
Total Investments in Portfolio Companies	$447,814	$441,376	$(6,438)	432	149	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$320,292	$319,493	$(799)	124	57
Warrant investments	11,841	18,360	6,519	115	98
Equity investments	5,492	6,131	639	29	24
Total Investments in Portfolio Companies	$337,625	$343,984	$6,359	268	102	(1)
_______________
(1)Represents non-duplicative number of companies.
The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2022 and December 31, 2021:

	December 31, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$83,275	18.9%
Real Estate Services	52,005	11.8
Business Products and Services	44,436	10.1
E-Commerce - Clothing and Accessories	39,211	8.9
Consumer Finance	39,167	8.9
Business Applications Software	33,405	7.6
E-Commerce - Personal Goods	22,653	5.1
Energy	16,604	3.8
Healthcare Services	9,616	2.2
Social/Platform Software	8,969	2.0
Life and Health Insurance	8,797	2.0
Multimedia and Design Software	8,380	1.9
Infrastructure	8,225	1.9
Computer Hardware	7,759	1.8
Healthcare Technology Systems	7,125	1.6
Database Software	6,866	1.6
Other Financial Services	6,078	1.4
Business/Productivity Software	5,873	1.3
Consumer Non-Durables	5,578	1.3
Entertainment Software	3,936	0.9
Cultivation	3,906	0.9
Human Capital Services	3,879	0.9
Aerospace and Defense	3,497	0.8
Medical Software and Information Services	2,535	0.6
Food Products	2,364	0.5
Financial Software	2,046	0.5
Application Software	1,821	0.4
Business to Business Marketplace	1,376	0.3
Software Development Applications	526	0.1
Elder and Disabled Care	486	0.1
Information Services (B2C)	285	0.1
Network Management Software	180	*
Home Furnishings	151	*
Financial Services	150	*
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Household Products	—	*
Total portfolio company investments	$441,376	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.

	December 31, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$57,722	16.8%
E-Commerce - Clothing and Accessories	39,273	11.4
Real Estate Services	38,492	11.2
Business Applications Software	33,262	9.7
Business Products and Services	27,591	8.0
Consumer Finance	17,236	5.0
Healthcare Technology Systems	16,390	4.8
Other Financial Services	15,304	4.4
Business/Productivity Software	10,481	3.0
Cultivation	8,996	2.6
Social/Platform Software	8,977	2.6
Life and Health Insurance	8,189	2.4
Infrastructure	8,066	2.3
Database Software	6,459	1.9
Computer Hardware	6,419	1.9
Energy	5,183	1.5
Aerospace and Defense	4,724	1.4
E-Commerce - Personal Goods	4,614	1.3
Food Products	4,407	1.3
Multimedia and Design Software	4,015	1.2
Consumer Non-Durables	3,497	1.0
Human Capital Services	3,380	1.0
Software Development Applications	2,935	0.9
Home Furnishings	2,886	0.8
Medical Software and Information Services	2,503	0.7
Healthcare Services	1,378	0.4
Business to Business Marketplace	606	0.2
Elder and Disabled Care	486	0.1
Network Management Software	180	0.1
Information Services (B2C)	117	*
Household Products	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Total portfolio company investments	$343,984	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.
The following table shows the financing product type of our debt investments as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$392,025	94.8%	$309,468	96.9%
Revolver loans	21,233	5.1	9,650	3.0
Convertible notes	300	0.1	375	0.1
Total debt investments	$413,558	100.0%	$319,493	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 30.4% and 33.8% of our debt investments at fair value as of December 31, 2022 and December 31, 2021, respectively.
Investment Activity
The following table shows the total portfolio investment activity for the years ended December 31, 2022 and December 31, 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Beginning portfolio at fair value	$343,984	$120,368
New debt investments, net(1)	250,539	263,360
Scheduled principal amortization	(12,832)	(23,896)
Principal prepayments and early repayments	(117,857)	(36,472)
Accretion of debt investment fees	8,552	3,311
Payment-in-kind coupon	1,415	682
New warrant investments	2,846	7,631
New equity investments	4,323	4,708
Proceeds and dispositions from investments	(315)	(920)
Net realized gains on investments	(26,454)	287
Net unrealized gains on investments	(12,825)	4,925
Ending portfolio at fair value	$441,376	$343,984
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

The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the years ended December 31, 2022 and December 31, 2021:

	For the Year Ended December 31,
Commitments and Fundings (in thousands)	2022	2021
Debt Commitments
New portfolio companies	$105,932	$391,187
Existing portfolio companies	42,343	155,834
Total(1)	$148,275	$547,021

Funded Debt Investments	$256,474	$270,111

Equity Investments	$4,856	$4,470
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2022 and December 31, 2021, this backlog of potential future commitments totaled $5.0 million and $1.3 million, respectively.
Asset Quality
Consistent with TPC’s existing policies, our Adviser maintains a credit watch list which places borrowers into five risk categories based on our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White.	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern due to industry, business, financial and/or related factors. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.	Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$12,898	3.1%	4	$24,595	7.7%	5
White (2)	371,809	89.9	80	294,898	92.3	52
Yellow (3)	16,474	4.0	5	—	—	—
Orange (4)	10,297	2.5	2	—	—	—
Red (5)	2,080	0.5	1	—	—	—
	$413,558	100.0%	92	$319,493	100.0%	57
As of December 31, 2022 and December 31, 2021, the weighted average investment ranking of our debt investment portfolio was 2.07 and 1.92, respectively. As of December 31, 2022, we had investments in three portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $20.0 million and $12.4 million, respectively. As of December 31, 2021, we had no investments on non-accrual status.
Results of Operations
Set forth below is a comparison of the results of operations for the years ended December 31, 2022 and December 31, 2021. The comparison of the fiscal year ended December 31, 2021 and the period from May 27, 2020 (commencement of operations) to December 31, 2020 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2021, which is incorporated herein by reference.
Comparison of operating results for the year ended December 31, 2022 and 2021
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the year ended December 31, 2022, our net decrease in net assets resulting from operations was $2.8 million, which was comprised of $37.9 million of net investment income and $40.7 million of net realized and unrealized losses. On a per common share basis for year ended December 31, 2022, net investment income was $2.12 per share and the net decrease in net assets from operations was $0.16 per share.
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
Investment Income
Total investment and other income for the years ended December 31, 2022 and December 31, 2021 was $61.6 million and $26.5 million, respectively.

The increase in total investment and other income for the year ended December 31, 2022, compared to the year ended December 31, 2021, is due to a higher weighted average principal amount outstanding and higher weighted average yield during the 2022 fiscal year compared to the 2021 fiscal year.
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
Total operating expenses for the years ended December 31, 2022 and December 31, 2021 were $23.8 million and $15.1 million, respectively.
Base management fees totaled $4.9 million and $2.3 million during the years ended December 31, 2022 and December 31, 2021, respectively. The increase is primarily due to an increase in invested equity, through the issuance of common stock, during the year ended December 31, 2022.
Income incentive fees totaled $6.1 million and $2.3 million for the years ended December 31, 2022 and December 31, 2021, respectively, as our pre-incentive fee net investment income exceeded the hurdle rate for quarterly periods within both years. During the year ended December 31, 2022, the income incentive fee was reduced by the total return requirement under the Advisory Agreement by $2.4 million. During the year ended December 31, 2021, the income incentive fee was not reduced by the total return requirement under the Advisory Agreement. Capital gains incentive fees expense accruals for the year ended December 31, 2022 totaled a reversal of $1.4 million in previously accrued capital gains incentive fee expense, primarily driven by the realized and unrealized losses we incurred on our investment portfolio during the year. Capital gains incentive fees for the year ended December 31, 2021 totaled $1.4 million, primarily driven by the unrealized gains we incurred on our investment portfolio during the year.
For the years ended December 31, 2022 and December 31, 2021, interest and fees on our borrowings totaled $10.6 million and $6.4 million, respectively. The increase in interest and fees on our borrowings increased primarily due to an increase in the weighted average borrowings outstanding and an increase in the weighted average interest rate applicable to our borrowings during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Administration Agreement and general and administrative expenses during the years ended December 31, 2022 and December 31, 2021 totaled $3.7 million and $2.7 million, respectively.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the year ended December 31, 2022, we recognized net realized losses of $27.9 million, primarily as a result of the write-off of investments in two portfolio companies and foreign currency adjustments on the exit of one debt investment. For the year ended December 31, 2021, we recognized net realized gains of $0.6 million, primarily as a result of the exit of one warrant investment and one equity investment in two separate portfolio companies.
Unrealized gains and losses are included in “net change in unrealized gains/(losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the year ended December 31, 2022 was $12.8 million, resulting primarily from market rate adjustments and foreign currency adjustments. Net change in unrealized gains during the year ended December 31, 2021 was $4.9 million, resulting primarily from market rate adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments, utilizing the effective yield method, including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the year ended December 31, 2022, interest income totaled $59.9 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 16.0%. For the year ended December 31, 2021, interest income totaled $25.4 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 15.2%.

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
The yield on our total debt portfolio, excluding the impact of prepayments, was 14.1% for the year ended December 31, 2022. The yield on our total debt portfolio, excluding the impact of prepayments, was 14.1% for the year ended December 31, 2021.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

	For the Year Ended December 31,
Ratios (Percentages, on an annualized basis)(1)	2022	2021
Weighted average annualized portfolio yield on total debt investments(2)	16.0%	15.2%
Coupon income	10.9%	10.4%
Accretion of discount	1.2%	1.1%
Accretion of end-of-term payments	2.0%	2.6%
Impact of prepayments during the period	1.9%	1.1%
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
For the year ended December 31, 2022 and December 31, 2021, our total return based on the change in net asset value was (0.3)% and 12.5%, respectively.
The following table shows our return on average total assets and return on average net asset value for the periods indicated:

	For the Year Ended December 31,
Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	2022	2021
Net investment income	$37,874	$11,332
Net increase in net assets	$(2,830)	$16,856

Average net asset value(2)	$283,572	$136,991
Average total assets(2)	$435,714	$210,945

Net investment income to average net asset value(3)	13.4%	8.3%
Net increase in net assets to average net asset value(3)	(1.0)%	12.3%

Net investment income to average total assets(3)	8.7%	5.4%
Net increase in net assets to average total assets(3)	(0.6)%	8.0%
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
Our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 91.8% and 93.6% of our total assets, as of December 31, 2022 and December 31, 2021, respectively.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our valuation process.
Liquidity and Capital Resources
Set forth below is a discussion of our liquidity and capital resources as of and for the years ended December 31, 2022 and 2021. A discussion of our liquidity and capital resources as of and for the period from May 27, 2020 (commencement of operations) to December 31, 2020 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is incorporated herein by reference.
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
Cash Flows
During the year ended December 31, 2022, net cash used in operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above was $100.9 million and net cash provided by financing activities was $116.9 million from proceeds received in connection with the issuance of common stock and the issuance of our 2027 Notes, offset by net repayments under the Credit Facility of $24.5 million and $29.8 million of distributions paid. As of December 31, 2022, cash, including restricted cash, was $37.1 million.
During the year ended December 31, 2021, net cash used in operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $196.9 million and net cash provided by financing activities was $183.8 million from proceeds received in connection with the issuance of common stock, as well as net borrowings under the Credit Facility of $88.5 million, partially offset primarily by $13.1 million in distributions paid. As of December 31, 2021, cash, including restricted cash, was $21.1 million.
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
As of December 31, 2022, we had received Capital Commitments totaling $386.8 million, of which $74.4 million remained available for drawdown. As of December 31, 2021, we had received Capital Commitments totaling $336.8 million, of which $121.9 million remained available for drawdown.
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
As of December 31, 2022, we had outstanding borrowings of $109.0 million under the Credit Facility, excluding deferred credit facility costs of $1.8 million, which are included as assets in the consolidated statements of assets and liabilities. We had $141.0 million of remaining capacity on our Credit Facility as of December 31, 2022.
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
The outstanding shares of Series A Preferred Stock are subject to redemption by us at any time by notice of such redemption at a price per share of Series A Preferred Stock, payable in cash on the redemption date, equal to 100% of such share’s Liquidation Value, plus all accrued and unpaid dividends to the redemption date.
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

Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to the aggregate amount of our senior securities, which generally includes all of our borrowings and any preferred stock, of at least 150%. As of December 31, 2022, our asset coverage for total borrowings and other senior securities was 254%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2022, our unfunded commitments totaled $137.1 million to 54 portfolio companies, of which $44.0 million was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. As of December 31, 2021, our unfunded commitments totaled $331.7 million to 55 portfolio companies, of which $115.5 million was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of December 31, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	December 31, 2022	December 31, 2021
Levels Health Inc.	$14,273	$14,273
Workstep Inc.	8,000	8,000
Cardless, Inc.	8,000	8,000
Canvas Construction, Inc.	8,000	14,500
The Aligned Company	7,000	7,000
Karat Financial Technologies, Inc.	6,990	6,990
Ever/Body Inc.	6,200	13,250
Wisetack, Inc.	5,000	—
Eightfold AI Inc.	5,000	5,000
Activehours, Inc.	5,000	5,000
Homeward, Inc.	4,000	8,000
JOKR	3,748	3,740
Merama Inc.	3,644	3,644
Flashparking, Inc.	3,490	3,837
RenoRun, Inc.	3,400	3,400
Vestwell Holdings, Inc.	3,000	10,000
Lower Holding Company	3,000	—
Loft Orbital Solutions Inc.	3,000	—
Quantum Circuits, Inc.	2,890	—
Elodie Games, Inc.	2,500	7,000
Trueskin GmbH	2,140	—
Ribbon Home, Inc.	2,000	13,000
Petfolk Inc.	2,000	—
Jerry Services, Inc.	1,500	—
True Footage, Inc.	1,417	5,695

Medly Health Inc.	1,391	—
Manufactured Networks, Inc.	1,250	—
Overtime Sports, Inc.	1,143	—
Dance GmbH	1,070	—
Wispr AI, Inc.	1,000	—
Tripscout, Inc.	1,000	1,000
Substack, Inc.	1,000	—
Strata Identity, Inc.	1,000	1,000
Parker Group, Inc.	1,000	—
Pair Eyewear, Inc.	1,000	—
Mystery Tackle Box, Inc.	1,000	—
Found Health, Inc.	1,000	—
Dia Styling Co.	1,000	—
Belong Home, Inc.	1,000	—
Baby Generation, Inc.	1,000	—
Athletic Greens (USA), Inc.	1,000	—
Construction Finance Corporation	972	—
Quick Commerce, Ltd.	500	—
Metropolis Technologies, Inc.	500	—
Homelight, Inc.	500	—
Angle Health, Inc.	500	—
Relay Commerce, Inc.	463	—
Foodology, Inc.	372	—
Ephemeral Solutions, Inc.	333	—
Worldwide Freight Logistics Ltd.	242	—
NX Foods GMBH	204	—
McN Investments Ltd.	200	—
Flo Health UK Limited	173	—
Allplants LTD	97	1,160
YDC Inc.	—	2,600
Well Dot, Inc.	—	4,000
VanMoof Global Holding B.V.	—	810
Trendly, Inc.	—	1,000
Tempo Interactive Inc.	—	7,500
Sidecar Health, Inc.	—	7,000
Redfish Labs, Inc.	—	15,000
Phantom Auto, Inc.	—	1,500
Path Robotics, Inc.	—	7,000
Nate, Inc.	—	8,000
Morty, Inc.	—	12,000
Material Technologies Corporation	—	5,000
Leolabs, Inc.	—	—
Kobold Metals	—	3,500
Kasa Living, Inc.	—	5,000
Immersive Group Gaming, Ltd.	—	1,000
Idelic, Inc.	—	4,000
HI LLC	—	2,500
Hey Favor, Inc.	—	8,000
Good Eggs, Inc.	—	6,000
Forum Brands, Inc.	—	7,771
Feather Home, Inc.	—	1,000
Embed Financial Technologies, Inc.	—	10,000
Elsker, Inc.	—	2,750
Dumpling, Inc.	—	500
Don’t Run Out, Inc.	—	1,000
Demain ES	—	2,268
Curology, Inc.	—	5,000
Cherry Technologies Inc.	—	14,000
Certamen Ventures, Inc.	—	5,055

Calibrate Health, Inc.	—	15,000
Blueboard Inc.	—	4,000
Arcadia Power, Inc.	—	10,000
Appex Group, Inc.	—	8,000
Alyk, Inc.	—	500
Total	$137,102	$331,743
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
During the years ended December 31, 2022 and December 31, 2021, $83.2 million and $40.0 million of unfunded commitments expired or were terminated, respectively. The following table shows additional information on our unfunded commitments regarding milestones and expirations as of December 31, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	December 31, 2022	December 31, 2021
Dependent on milestones	$43,987	$115,545
Expiring during:
2022	$—	$196,300
2023	124,487	135,443
2024	11,472	—
2025	1,143	—
Total	$137,102	$331,743
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
Common Stock Distributions
We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2022 and December 31, 2021, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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

The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to December 31, 2022.

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
		Total cash distributions	$3.52
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
For the year ended December 31, 2022, distributions paid were comprised of interest-sourced distributions (qualified interest income) and capital gains. As of December 31, 2022, we estimated that we had undistributed taxable earnings from distributable earnings (or “Spillover Income”) of $6.9 million, or $0.34 per common share.
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
None.
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
As of December 31, 2022, a majority of the debt investments (approximately 79.3%, or $336.3 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including SOFR.
As of December 31, 2022, our floating rate borrowings totaled $109.0 million, which represented 59.2% of our outstanding debt as of December 31, 2022. As of December 31, 2022, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate at December 31, 2022 was 7.50%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of December 31, 2022. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of December 31, 2022, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2022 consolidated statements of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$9,449	$(3,750)	$5,699
Up 200 basis points	$6,289	$(2,500)	$3,789
Up 100 basis points	$3,128	$(1,250)	$1,878
Up 50 basis points	$1,548	$(625)	$923
Down 50 basis points	$(1,543)	$625	$(918)
Down 100 basis points	$(3,086)	$1,250	$(1,836)
Down 200 basis points	$(6,144)	$2,500	$(3,644)
Down 300 basis points	$(9,036)	$3,750	$(5,286)
This analysis is indicative of the potential impact on our investment income as of December 31, 2022, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after December 31, 2022 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of December 31, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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

Item 8.    Consolidated Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	77
Consolidated Statements of Assets and Liabilities as of December 31, 2022 and December 31, 2021	78
Consolidated Statements of Operations for the Years Ended December 31, 2022 and December 31, 2021 and for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020	79
Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2022 and December 31, 2021 and for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020	80
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and December 31, 2021 and for the period from May 27, 2020 (Commencement of Operations) to December 31, 2020	81
Consolidated Schedules of Investments as of December 31, 2021 and December 31, 2022	83
Notes to Consolidated Financial Statements	114

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TriplePoint Private Venture Credit Inc.
Menlo Park, California
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Private Venture Credit Inc. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2022, December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020, the consolidated financial highlights for the years ended December 31, 2022, December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for the years ended December 31, 2022, December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020 and the financial highlights for the years ended December 31, 2022, December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and December 31, 2021 by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
San Francisco, California
March 8, 2023
We have served as the Company’s auditor since 2019.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Investments at fair value (amortized cost of $447,814 and $337,625, respectively)	$441,376	$343,984
Cash and cash equivalents	32,162	17,412
Restricted cash	4,904	3,660
Deferred credit facility costs	1,779	2,146
Prepaid expenses and other assets	364	447
Total assets	$480,585	$367,649

Liabilities
Revolving Credit Facility	$109,000	$133,500
2027 Notes, net	74,193	—
Base management fee payable	1,312	798
Income incentive fee payable	—	1,444
Capital gains incentive fee payable	—	1,433
Other accrued expenses and liabilities	11,445	10,712
Total liabilities	$195,950	$147,887
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	203	140
Paid-in capital in excess of par value	310,370	213,204
Total distributable earnings/(loss)	(25,938)	6,418
Total net assets	$284,635	$219,762
Total liabilities and net assets	$480,585	$367,649

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	20,297,200	13,991,836
Net asset value per common share	$14.00	$15.67

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Investment income
Interest income from investments	$59,898	$25,395	$9,127
Other income
Expirations / terminations of unfunded commitments	809	728	—
Other fees	936	335	196
Total investment and other income	61,643	26,458	9,323

Operating expenses
Base management fee	4,862	2,348	926
Income incentive fee	6,066	2,322	—
Capital gains incentive fee	(1,433)	1,433	—
Interest expense and amortization of fees	10,622	6,362	2,974
Administration agreement expenses	1,780	1,360	534
General and administrative expenses	1,872	1,301	868
Total operating expenses	23,769	15,126	5,302

Net investment income	37,874	11,332	4,021

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	(27,935)	596	1,384
Net change in unrealized gains (losses) on investments	(12,769)	4,928	1,433
Net realized and unrealized gains (losses)	(40,704)	5,524	2,817

Net increase (decrease) in net assets resulting from operations	$(2,830)	$16,856	$6,838

Per Share Information (Basic and Diluted)
Net investment income per common share	$2.12	$1.29	$0.56
Net increase (decrease) in net assets per common share	$(0.16)	$1.92	$0.97
Weighted average shares of common stock outstanding	17,837,694	8,756,340	7,001,667

Regular distributions declared per common share	$1.53	$1.20	$0.45
Special distributions declared per common share	0.10	0.10	0.14
Total distributions declared per common share	$1.63	$1.30	$0.59

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance at May 27, 2020 (Commencement of Operations	—	$—	—	$—	$25	$(95)	$(70)
Issuance of common stock	7,001,667	70	—	—	104,930	—	105,000
Issuance of preferred stock	—	—	525	—	525	—	525
Offering costs	—	—	—	—	(1,952)	—	(1,952)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(69)	(69)
Net increase in net assets resulting from operations	—	—	—	—	—	6,838	6,838
Common stock distributions from distributable earnings	—	—	—	—	—	(4,131)	(4,131)
Tax reclassification of net assets	—	—	—	—	(141)	141	—
Balance as of December 31, 2020	7,001,667	$70	525	$—	$103,387	$2,684	$106,141
Issuance of common stock	6,990,169	70	—	—	109,827	—	109,897
Preferred stock distributions from distributable earnings	—	—	—	—	—	(63)	(63)
Net increase in net assets resulting from operations	—	—	—	—	—	16,856	16,856
Common stock distributions from distributable earnings	—	—	—	—	—	(13,069)	(13,069)
Tax reclassification of net assets	—	—	—	—	(10)	10	—
Balance at December 31, 2021	13,991,836	$140	525	$—	$213,204	$6,418	$219,762
Issuance of common stock	6,305,364	63	—	—	97,406	—	97,469
Preferred stock distributions from distributable earnings	—	—	—	—	—	(63)	(63)
Net decrease in net assets resulting from operations	—	—	—	—	—	(2,830)	(2,830)
Common stock distribution from distributable earnings	—	—	—	—	—	(29,703)	(29,703)
Tax reclassification of net assets	—	—	—	—	(240)	240	—
Balance at December 31, 2022	20,297,200	$203	525	$—	$310,370	$(25,938)	$284,635

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2022	2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(2,830)	$16,856	$6,838
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(256,563)	(275,699)	(144,949)
Principal payments and proceeds from investments	129,926	60,131	29,195
Payment-in-kind interest on investments	288	682	—
Net change in unrealized (gains) losses on investments	12,769	(4,928)	(1,433)
Net realized (gains) losses on investments	27,935	(596)	(1,384)
Accretion of debt investment fees	(11,703)	(3,285)	(1,797)
Organizational costs	—	—	(95)
Amortization of debt fees and issuance costs	799	626	200
Change in operating assets and liabilities:
Prepaid expenses and other assets	83	(398)	(49)
Base management fee payable	514	335	463
Income incentive fee payable	(1,444)	1,444	—
Capital gains incentive fee payable	(1,433)	1,433	—
Other accrued expenses and liabilities	733	6,505	4,207
Net cash (used in) provided by operating activities	(100,926)	(196,894)	(108,804)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	121,000	148,700	45,000
Repayments under revolving credit facility	(145,500)	(60,200)	—
Issuance of 2027 Notes	75,000	—	—
Common stock distributions paid	(29,703)	(13,069)	(4,131)
Preferred stock distributions paid	(63)	(63)	(69)
Deferred credit facility costs	(357)	(1,439)	(1,454)
Offering costs	—	—	(1,952)
Debt issuance costs of 2027 Notes	(926)	—	—
Proceeds from issuance of common stock	97,469	109,897	105,000
Proceeds from issuance of preferred stock	—	—	525
Net cash provided by financing activities	116,920	183,826	142,919
Net change in cash, cash equivalents and restricted cash	15,994	(13,068)	34,115
Cash, cash equivalents and restricted cash at beginning of period	21,072	34,140	25
Cash, cash equivalents and restricted cash at end of period	$37,066	$21,072	$34,140

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$32,162	$17,412	$31,745
Restricted cash	4,904	3,660	2,395
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$37,066	$21,072	$34,140

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,698	$5,568	$2,419
Excise taxes paid	$32	$13	$—

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$2,238	$2,405	$2,411	3/31/2024
Total Aerospace and Defense - 0.85%*			2,238	2,405	2,411

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	667	664	664	5/31/2024
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	700	694	694	7/31/2024
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	460	454	454	9/30/2024
Total Application Software - 0.64%*			1,827	1,812	1,812

Business Applications Software
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)	9/30/2022	3,000	2,964	2,964	9/30/2024
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)(2)	12/29/2022	1,000	979	979	12/31/2024
			4,000	3,943	3,943
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000	10,064	10,064	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	343	343	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	553	553	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	283	283	10/31/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	1/21/2022	347	348	348	1/31/2024
			11,510	11,591	11,591
Morty, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 10.00% EOT payment)(2)	12/21/2022	7,000	6,871	6,871	6/30/2026
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	3,221	3,446	3,116	11/30/2023
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,839	1,563	4/30/2024
			4,989	5,285	4,679
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	2,015	1,995	6/30/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	2,015	1,995	6/30/2024
			4,000	4,030	3,990
Total Business Applications Software - 10.92%*			31,499	31,720	31,074

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.00% floor, 6.00% EOT payment)	9/9/2022	2,000	1,955	1,955	9/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,800	1,800	1,800	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 5.75% EOT payment)	11/18/2021	4,200	4,295	4,295	11/30/2023
			6,000	6,095	6,095
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)(2)	12/30/2021	5,000	4,965	4,965	12/31/2025
Cart.com, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.75% EOT payment)(2)	11/8/2022	1,000	983	983	5/31/2026
			6,000	5,948	5,948
Certamen Ventures Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 7.75% floor, 3.00% EOT payment)	11/30/2021	6,945	6,988	6,988	11/30/2024
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	2/15/2022	1,940	1,945	1,945	8/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	4/25/2022	1,828	1,819	1,819	10/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	8/1/2022	705	695	695	1/31/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value		Maturity Date
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	10/7/2022	2,526	2,474	2,474		4/30/2026
			6,999	6,933	6,933
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	4,872	4,915	4,915		7/31/2024
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	5/4/2022	1,500	1,472	1,472		5/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	1,857		10/28/2023
RenoRun, Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)	12/30/2021	600	591	591		12/31/2025
RenoRun, Inc.(1)(3)	Convertible Note (4.00% interest rate)(2)	12/30/2021	300	300	300		12/30/2023
			900	891	891	0
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	6/15/2022	484	474	473		6/30/2025
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 7.50% EOT payment)(2)	6/15/2022	472	468	479		6/15/2023
			956	942	952
Vecna Robotics, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 9.00% EOT payment)(2)	12/16/2022	4,500	4,145	4,145
Total Business Products and Services - 14.81%*			43,094	42,753	42,151

Business/Productivity Software
Construction Finance Corporation	Revolver (Prime + 6.25% interest rate, 9.50% floor, 3.25% EOT payment)(2)	7/8/2022	28	28	28		1/7/2024
Idelic Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 9.50% EOT payment)(2)	9/14/2022	4,000	3,973	3,973		3/31/2026
Manufactured Networks, Inc.	Revolver (Prime + 7.75% interest rate, 7.75% floor, 2.00% EOT payment)(2)	5/6/2022	250	253	253		11/6/2023
Manufactured Networks, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	10/24/2022	500	495	495		4/30/2026
			750	748	748
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK, 7.60% EOT payment)(2)	3/30/2022	1,042	1,039	1,039		3/31/2027
Total Business/Productivity Software - 2.03%*			5,820	5,788	5,788

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	3,000	2,942	2,942		2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	2,500	2,451	2,451		2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	1,000	981	981		2/28/2026
			6,500	6,374	6,374
Iris Automation, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 4.75% EOT payment)(2)	2/11/2022	1,000	993	993		2/28/2025
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	110	107	107		10/31/2026
Total Computer Hardware - 2.63%*			7,610	7,474	7,474

Consumer Finance
Activehours, Inc.	Revolver (Prime + 4.25% interest rate, 8.50% floor, 0.00% EOT payment)(2)	12/30/2022	10,000	9,891	9,786		12/30/2025
Cherry Technologies Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.50% EOT payment)(2)	5/6/2022	8,500	8,444	8,444		11/30/2024
Cherry Technologies Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.50% EOT payment)(2)	7/14/2022	5,500	5,435	5,435		1/31/2025
			24,000	23,770	23,665
The Aligned Company	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	6,000	6,071	6,071		4/30/2025
Vestwell Holdings Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 8.00% EOT payment)(2)	9/30/2022	7,000	6,931	6,931		3/31/2026
Total Consumer Finance - 12.88%*			37,000	36,772	36,667

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,551	2,539		6/30/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,005	1,005	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 9.00% EOT payment)(2)	10/31/2022	1,000	990	990	10/31/2025
			2,000	1,995	1,995
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)(2)	5/18/2022	375	374	372	11/30/2024
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	6/9/2022	250	251	250	3/31/2025
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	8/5/2022	375	375	373	5/31/2025
			1,000	1,000	995
Total Consumer Non-Durables - 1.94%*			5,500	5,546	5,529

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	758	758	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	250	246	246	12/31/2024
			1,000	1,004	1,004
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	9,991	9,991	5/31/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)(2)	10/13/2022	2,520	2,496	2,625	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,512	1,497	1,575	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,642	1,626	1,706	4/30/2026
			5,674	5,619	5,906
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	4/14/2022	723	702	693	4/30/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	7/14/2022	268	258	275	7/31/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	11/14/2022	69	65	67	11/30/2025
			1,060	1,025	1,035
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	5/16/2022	50	50	50	5/31/2025
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	7/5/2022	100	100	100	7/31/2025
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	7/27/2022	100	100	100	7/31/2025
			250	250	250
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	6/27/2022	333	331	331	3/31/2025
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	8/12/2022	111	110	110	5/31/2025
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	12/9/2022	222	218	218	9/30/2025
			666	659	659
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	665	667	667	9/30/2024
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	4,800	4,697	4,697	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	2,250	2,198	2,198	6/30/2025
			7,715	7,562	7,562
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	1,250	1,231	1,202	7/31/2025
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	10/21/2022	1,250	1,222	1,190	10/31/2025
			2,500	2,453	2,392
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	31	31	31	4/30/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	76	75	75	5/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	500	497	497	5/31/2025
			607	603	603
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)	8/12/2021	3,626	3,684	3,665	8/31/2025
Good Eggs, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 6.00% EOT payment)(2)	5/25/2022	3,000	2,974	2,957	5/31/2025
			6,626	6,658	6,622
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,709	1,697	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,376	3,352	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	5,139	5,099	2/28/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	5,134	5,094	2/28/2025
			15,000	15,358	15,242
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	10/14/2021	1,252	1,288	1,282	8/9/2023
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	5,000	4,811	4,743	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/17/2022	1,000	985	985	8/31/2026
			7,252	7,084	7,010
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)(2)	12/28/2022	2,000	1,957	1,957	12/31/2025
Mystery Tackle Box, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 9.25% EOT payment)(2)	4/29/2022	1,000	1,000	1,000	1/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	6/6/2022	537	520	513	6/30/2026
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/29/2022	301	290	306	8/31/2026
			838	810	819
Nate, Inc.(7)	Growth Capital Loan (Prime + 1.00% interest rate, 4.25% floor, 0.50% EOT payment)(2)	3/3/2022	2,354	2,309	626	5/31/2023
Nate, Inc.(7)	Growth Capital Loan (Prime + 2.75% interest rate, 6.00% floor, 1.00% EOT payment)(2)	3/3/2022	1,562	1,535	415	5/31/2023
Nate, Inc.(7)	Growth Capital Loan (Prime + 2.75% interest rate, 6.00% floor, 1.00% EOT payment)(2)	4/26/2022	3,124	3,059	831	5/31/2023
Nate, Inc.(7)	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)(2)	4/26/2022	780	767	207	5/31/2023
			7,820	7,670	2,079
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	588	584	584	6/30/2026
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	203	203	12/31/2026
			795	787	787
Project 1920, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	351	351	3/25/2023
Spinn, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	1,000	1,011	1,004	8/31/2024
Tempo Interactive Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	4/27/2022	5,625	5,636	5,636	4/30/2025
Untitled Labs, Inc.	Growth Capital Loan (11.50% interest rate, 5.00% EOT payment)(2)	6/23/2022	417	411	404	6/30/2026
Untitled Labs, Inc.	Growth Capital Loan (13.00% interest rate, 5.00% EOT payment)(2)	10/20/2022	583	571	566	10/31/2026
			1,000	982	970
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,461	3,489	3,008	1/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	5/27/2021	1,748	1,753	1,491	5/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	1/31/2022	804	796	731	1/31/2026
VanMoof Global Holding B.V.(1)(3)	Revolver (Prime + 4.75% interest rate, 4.75% floor, 6.00% EOT payment)(2)	10/31/2022	1,500	1,485	1,475	10/31/2023
			7,513	7,523	6,705

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Total Consumer Products and Services - 27.96%*			86,291	85,993	79,584

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	7/21/2021	1,228	1,238	1,111	7/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	10/13/2021	1,141	1,131	1,122	10/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	11/19/2021	1,155	1,189	1,179	11/30/2024
Total Cultivation - 1.20%*			3,524	3,558	3,412

Database Software
SiSense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	12/28/2021	6,500	6,612	6,612	6/30/2024
Total Database Software - 2.32%*			6,500	6,612	6,612

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.25% floor, 6.50% EOT payment)	9/29/2021	12,498	12,422	12,417	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,053	10,053	6/30/2027
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,630	4,613	12/31/2023
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	3,000	2,965	2,945	12/31/2024
TFG Holding, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)	3/31/2022	1,000	986	980	9/30/2025
			8,500	8,581	8,538
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,616	6,570	11/30/2024
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	1,000	993	983	12/31/2025
			7,500	7,609	7,553
Total E-Commerce - Clothing and Accessories - 13.55%*			38,498	38,665	38,561

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	3,477	3,534	3,500	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	263	267	264	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	315	319	316	8/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	10/6/2021	1,458	1,468	1,448	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	947	950	936	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	2,540	2,550	2,511	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	848	848	834	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	324	324	319	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	57	57	56	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	1,836	1,830	1,797	1/31/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	700	691	677	4/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	263	260	255	4/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	9/21/2022	1,710	1,664	1,619	9/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/1/2022	3,078	2,985	2,900	10/31/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/22/2022	184	177	172	12/31/2024
			18,000	17,924	17,604

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,591	1,572	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	743	733	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,579	1,558	8/31/2024
			3,856	3,913	3,863
Total E-Commerce - Personal Goods - 7.54%*			21,856	21,837	21,467

Energy
Arcadia Power, Inc.	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)(2)	5/6/2022	5,000	4,997	4,868	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	6/29/2022	5,000	4,913	4,813	12/31/2026
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	5,000	5,035	4,973	12/31/2024
Total Energy - 5.15%*			15,000	14,945	14,654

Entertainment Software
Encore Music Technologies, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 4.50% EOT payment)(2)	4/20/2022	943	937	929	4/30/2025
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/17/2022	3,000	2,992	2,992	5/31/2025
Total Entertainment Software - 1.38%*			3,943	3,929	3,921

Financial Software
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 6.75% floor, 0.00% EOT payment)(2)	4/6/2022	300	296	296	10/31/2024
Parker Group Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 8.25% EOT payment)(2)	4/6/2022	700	705	705	4/30/2025
			1,000	1,001	1,001
Zolve Innovations Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 0.00% EOT payment)	7/28/2022	1,000	985	985	1/31/2025
Total Financial Software - 0.70%*			2,000	1,986	1,986

Food Products
AllPlants Ltd(1)(3)	Revolver (Prime + 2.50% interest rate, 8.00% floor, 3.00% EOT payment)(2)	5/24/2021	1,291	1,330	1,330	12/31/2022
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	268	271	234	7/31/2025
AllPlants Ltd(1)(3)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 8.00% EOT payment)(2)	9/1/2022	901	907	947	8/31/2026
Total Food Products - 0.82%*			2,460	2,508	2,511

Healthcare Services
Hey Favor, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.25% EOT payment)	8/5/2022	8,000	7,904	7,904	8/31/2024
Levels Health Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.25% floor, 2.00% EOT payment)	10/13/2021	727	729	729	10/31/2024
Total Healthcare Services - 3.03%*			8,727	8,633	8,633

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,238	5,238	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 9.00% interest rate, 16.00% floor, 3.00% EOT payment)(2)(13)	12/14/2022	220	168	168	2/11/2023
Medly Health Inc.	Growth Capital Loan (Prime + 9.00% interest rate, 16.00% floor, 3.00% EOT payment)(2)(13)	12/21/2022	732	732	732	2/11/2023
			952	900	900
Total Healthcare Technology Systems - 2.16%*			5,952	6,138	6,138

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 5.25% interest rate, 8.50% floor, 2.85% EOT payment)(2)	10/7/2021	3,010	3,013	3,013	6/30/2023
Total Human Capital Services - 1.06%*			3,010	3,013	3,013

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,298	5,328	10/31/2024
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,649	2,664	10/31/2024
Total Infrastructure - 2.81%*			7,500	7,947	7,992

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	478	478	12/31/2025
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	8,133	8,133	2/28/2025
Total Life and Health Insurance - 3.03%*			8,500	8,611	8,611

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (10.75% interest rate, 4.25% EOT payment)	7/1/2021	2,500	2,518	2,487	12/31/2024
Total Medical Software and Information Services - 0.87%*			2,500	2,518	2,487

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	5,000	4,895	4,895	3/31/2027
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	8/12/2021	1,975	2,021	2,007	2/29/2024
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	9/30/2021	1,265	1,265	1,256	3/31/2024
			3,240	3,286	3,263
Total Multimedia and Design Software - 2.87%*			8,240	8,181	8,158

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	498	485	9/30/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	3,075	3,021	3,021	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	10/5/2022	1,463	1,432	1,432	10/31/2025
			4,538	4,453	4,453
Total Other Financial Services - 1.73%*			5,038	4,951	4,938

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 9.25% EOT payment)	4/30/2021	2,500	2,626	2,619	4/30/2024
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.25% EOT payment)	3/18/2022	4,742	4,879	4,866	4/30/2024
			7,242	7,505	7,485
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,263	2,111	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,263	2,111	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/4/2022	2,051	2,003	2,057	7/31/2025
			6,587	6,529	6,279
Homelight, Inc.	Growth Capital Loan (17.25% interest rate, 0.00% EOT payment)(2)	12/30/2022	500	491	491	12/31/2026
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)	12/30/2021	4,000	4,066	4,043	6/30/2024
Homeward, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)(2)	12/30/2022	4,000	3,886	3,865	12/31/2024
			8,000	7,952	7,908
MCN Investments Ltd.(1)(3)	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	8/9/2022	400	400	400	2/28/2023
MCN Investments Ltd.(1)(3)	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	8/24/2022	400	400	400	2/28/2023
			800	800	800

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/25/2022	1,000	1,016	1,016	5/31/2024
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	12/27/2022	1,000	989	989	12/31/2024
			2,000	2,005	2,005
Ribbon Home, Inc.(7)	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.00% EOT payment)	6/25/2021	2,139	2,138	1,810	6/30/2024
Ribbon Home, Inc.(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)	12/30/2021	1,958	1,922	1,658	12/31/2025
Ribbon Home, Inc.(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.75% EOT payment)(2)	8/16/2022	5,875	5,818	4,973	8/31/2026
			9,972	9,878	8,441
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	2,106	2,109	3/31/2023
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	525	525	4/30/2023
			2,500	2,631	2,634
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	250	245	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	799	781	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	220	215	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	105	103	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	441	431	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	208	204	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	151	147	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,370	1,338	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	759	741	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	170	166	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	115	112	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	298	291	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,100	1,071	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	982	956	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	214	208	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	197	191	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	98	96	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	146	141	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	352	341	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	551	533	12/31/2025
			8,584	8,526	8,311
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/10/2021	2,400	2,387	2,387	12/31/2024
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	7/15/2022	1,600	1,560	1,560	7/31/2025
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	9/26/2022	1,000	969	969	9/30/2025
			5,000	4,916	4,916
Total Real Estate Services - 17.31%*			51,185	51,233	49,270

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	1,789	1,777	1,772	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,114	1,123	1,117	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,500	1,507	1,500	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,808	1,799	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,809	1,800	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	900	904	900	12/31/2024
Total Social/Platform Software - 3.12%*			8,903	8,928	8,888

Total Debt Investments - 145.29%*			$424,215	$424,456	$413,558

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$765
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	197
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	66
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	6,747	58	58
Total Aerospace and Defense - 0.38%*				311	1,086

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,163	10	9
Total Application Software - 0.00%*				10	9

Business Applications Software
Blueboard Inc.	Common Stock	3/11/2021	209,302	42	137
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	59
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	118
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	575
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	144
				450	719
Morty, Inc.	Preferred Stock(2)	10/1/2021	88,980	66	66
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,159	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	74
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	53
Total Business Applications Software - 0.47%*				781	1,328

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	50
Cardless Inc.	Common Stock	11/18/2021	12,903	28	58
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	94
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	5
				125	99
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	47
Certamen Ventures Inc.	Preferred Stock(2)	12/1/2022	90,266	33	33
				75	80
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	134
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	205
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	22
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	15
				374	242
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	5/4/2022	114,041	26	9
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
RenoRun, Inc.(1)(3)	Preferred Stock	12/30/2021	4,242	93	93
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	308
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	25
Total Business Products and Services - 0.44%*				1,380	1,260

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	318
Total Business to Business Marketplace - 0.11%*				156	318

Business/Productivity Software
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	14
Idelic Inc.	Preferred Stock(2)	12/10/2021	30,551	46	46
Manufactured Networks, Inc.(12)	Preferred Stock(2)	5/6/2022	—	—	—
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	19
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	6,941	7	6

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Business/Productivity Software - 0.03%*				70	85

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	27
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	62,874	77	148
Iris Automation, Inc.	Preferred Stock(2)	2/11/2022	43,365	24	24
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	21,909	28	28
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	13,940	92	58
Total Computer Hardware - 0.10%*				300	285

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	267
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	33
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	80
				225	380
Cherry Technologies Inc.	Preferred Stock(2)	11/23/2021	77,891	195	406
The Aligned Company	Preferred Stock	10/21/2021	17,564	50	772
The Aligned Company	Preferred Stock	10/21/2021	569	8	8
				58	780
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	772
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.83%*				576	2,368

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	8
Athletic Greens International, Inc.	Preferred Stock(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	12
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	16
				30	28
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Underground Enterprises, Inc.(12)	Preferred Stock(2)	5/18/2022	—	—	—
Total Consumer Non-Durables - 0.02%*				64	49

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	10,307	8	8
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	395
Clutter Inc.	Preferred Stock(2)	9/30/2020	19,649	113	113
Dance Gmbh(1)(3)	Preferred Stock(2)	3/31/2022	35	37	36
Elektra Mobility Inc.(12)	Preferred Stock(2)	5/6/2022	—	—	—
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	12
Ever/Body, Inc.	Preferred Stock	9/7/2021	281,262	138	202
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	24
Flink SE(1)(3)	Common Stock(2)	4/13/2022	18	23	24
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	12
Good Eggs, Inc.	Preferred Stock	8/12/2021	577,717	142	14
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	144
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	35
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	25
				130	204
Immersive Group Gaming LTD(1)	Preferred Stock(2)	7/12/2021	451,039	115	86

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
JOKR S.a.r.l.(1)(3)	Preferred Stock	10/14/2021	20,944	536	485
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	8/10/2022	746	3	8
				539	493
Lower Holding Company	Preferred Stock(2)	12/28/2022	36,608	47	47
Mystery Tackle Box, Inc.	Preferred Stock(2)	4/29/2022	12,799	14	4
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	5
Nate, Inc.	Preferred Stock(2)	12/31/2021	53,012	230	—
NxFoods GmbH(1)(3)(12)	Preferred Stock(2)	6/1/2022	—	—	—
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	5
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	2
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	10
Tempo Interactive Inc.	Preferred Stock	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Untitled Labs, Inc.	Common Stock(2)	6/23/2022	22,727	15	23
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	72
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	10/31/2022	33,112	4	4
				62	76
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	64
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	73
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares(2)	10/7/2022	192	9	8
Total Consumer Products and Services - 0.68%*				1,990	1,935

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock(2)	5/27/2020	1,278	1,221	466
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	7/16/2021	62	133	16
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	10/12/2021	52	107	12
Total Cultivation - 0.17%*				1,461	494

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	233
Total Database Software - 0.09%*				116	254

E-Commerce - Clothing and Accessories
Dia Styling Co.(12)	Preferred Stock(2)	6/30/2022	—	—	—
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	117
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	257
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	63
TFG Holding, Inc.	Common Stock	3/31/2022	9,360	26	8
				275	71
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	205
Total E-Commerce - Clothing and Accessories - 0.23%*				907	650

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock	7/6/2021	2,960	146	50
Forum Brands, LLC	Preferred Stock	12/23/2021	2,714	188	46
				334	96
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	792
Total E-Commerce - Personal Goods - 0.31%*				923	888

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	270
Arcadia Power, Inc.	Preferred Stock(2)	6/29/2022	19,795	117	117
				194	387

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	593
Total Energy - 0.34%*				231	980

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	15
FRVR Limited(1)(3)(12)	Preferred Stock(2)	5/17/2022	—	—	—
Total Entertainment Software - 0.01%*				15	15

Financial Software
Parker Group Inc.	Common Stock(2)	4/6/2022	2,667	9	9
Wisetack, Inc.(1)	Common Stock(2)	12/21/2022	11,543	42	42
Zolve Innovations Inc.	Preferred Stock	7/28/2022	3,172	9	9
Total Financial Software - 0.02%*				60	60

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	4,635	77	37
Total Food Products - 0.01%*				77	37

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	5
Total General Media and Content - 0.00%*				5	5

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Hey Favor, Inc.	Common Stock	12/31/2021	121,954	122	34
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	216
Pet Folk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	12
Wispr AI, Inc.(12)	Preferred Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 0.09%*				173	263

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	90,178	219	218
Calibrate Health, Inc.	Preferred Stock(2)	10/19/2021	28,012	35	35
				254	253
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	292
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.34%*				641	974

Home Furnishings
Petra Living, Inc.	Preferred Stock(2)	6/9/2021	76,783	48	75
Petra Living, Inc.	Preferred Stock(2)	8/24/2021	38,391	24	38
Petra Living, Inc.	Preferred Stock(2)	10/19/2021	38,391	17	38
Total Home Furnishings - 0.05%*				89	151

Household Products
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	—
Total Household Products - 0.00%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	109,704	64	499
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.30%*				262	866

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.05%*				154	135

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	59
Total Infrastructure - 0.02%*				90	59

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	105,338	22	21
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	81
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	4
Total Life and Health Insurance - 0.04%*				113	106

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	48
Total Medical Software and Information Services - 0.02%*				48	48

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	83
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	81
Spire Animation Studios, Inc.(12)	Preferred Stock	9/30/2021	27,559	105	—
				185	81
Total Multimedia and Design Software - 0.06%*				262	164

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.06%*				180	180

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	1,691	6	8
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	160
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	36
Total Other Financial Services - 0.07%*				239	204

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Common Living Inc.	Preferred Stock	5/27/2020	729,380	185	160
Common Living Inc.	Preferred Stock	4/30/2021	107,718	28	23
Common Living Inc.	Preferred Stock	3/18/2022	426,440	90	90
				303	273
Demain ES(1)(3)	Preferred Stock	12/30/2021	3,191	153	46
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Homelight, Inc.	Preferred Stock(2)	7/27/2022	2,446	8	8
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	42
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Mynd Management, Inc.	Preferred Stock(2)	5/27/2020	43,472	83	127
Mynd Management, Inc.	Preferred Stock(2)	5/25/2022	1,544	1	1
				84	128
Ribbon Home, Inc.	Common Stock	3/5/2021	24,280	226	—
Ribbon Home, Inc.	Common Stock	12/30/2021	12,272	114	—
				340	—
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	91,830	126	224
YDC, Inc.	Preferred Stock	12/10/2021	25,509	116	133
Total Real Estate Services - 0.91%*				1,826	2,582

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	42,936	30	28

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Sylva, Inc.	Preferred Stock	12/21/2021	42,940	30	28
				60	56
Total Social/Platform Software - 0.03%*				103	81

Software Development Applications
Appex Group, Inc.(12)	Preferred Stock(2)	11/15/2021	14,621	—	—
Appex Group, Inc.(12)	Preferred Stock(2)	4/14/2022	—	—	—
				—	—
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	223
Total Software Development Applications - 0.08%*				65	223

Total Warrant Investments - 6.48%*				$13,911	$18,445

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$92
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	143
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	272
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	396
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	100
Total Business Applications Software - 0.35%*				1,101	1,003

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	140
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	2/15/2022	48	570	536
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.36%*				1,125	1,025

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	324
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	234
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	500
Total Business to Business Marketplace - 0.37%*				950	1,058

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	132
Total Consumer Finance - 0.05%*				100	132

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	350
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	54
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	210
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	146
				331	356
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,593	375	368
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,107	75	73
				450	441
Loyalty Ventures, Inc.	Common Stock(2)(11)	11/5/2021	2,713	115	7
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	56,023	168	126
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.62%*				1,816	1,756

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	45
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	82
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	98
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	73
				106	253
Total E-Commerce - Personal Goods - 0.10%*				196	298

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.10%*				264	294

Energy

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	270
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	699	700
Total Energy - 0.34%*				866	970

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	150
Total Financial Services - 0.05%*				150	150

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	333
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	200
Total Healthcare Services - 0.25%*				720	720

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	13
Total Healthcare Technology Systems - 0.00%*				13	13

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.05%*				150	150

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	98
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	76
Total Infrastructure - 0.06%*				161	174

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	80
Total Life and Health Insurance - 0.03%*				80	80

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	58
Total Multimedia and Design Software - 0.02%*				58	58

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	8
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	928
Total Other Financial Services - 0.33%*				698	936

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
Ribbon Home, Inc.	Preferred Stock(2)	6/29/2021	31,149	500	—
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	110
Total Real Estate Services - 0.05%*				649	153

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	303
Total Software Development Applications - 0.11%*				250	303

Total Equity Investments - 3.29%*				$9,447	$9,373

Total Investments in Portfolio Companies - 155.07%*(4)				$447,814	$441,376

Total Investments - 155.07%*(5)				$447,814	$441,376

_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2022, non-qualifying assets represented 13.6% of the Company’s total assets, at fair value.
(2)As of December 31, 2022, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of December 31, 2022, the Company’s portfolio company investments that were subject to restrictions on sales totaled $441.4 million at fair value and represented 155.1% of the Company’s net assets. In addition, unless otherwise indicated, as of December 31, 2022, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)Except for equity in one public company, as denoted by footnote 11 to this Schedule of Investments, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $9.3 million, $15.7 million and $6.4 million, respectively, for the December 31, 2022 investment portfolio. The tax cost of investments is $447.8 million.
(7)Debt is on non-accrual status as of December 31, 2022 and is therefore considered non-income producing. Non-accrual investments as of December 31, 2022 had a total cost and fair value of $20.0 million and $12.4 million, respectively.
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
(13)Growth capital loans also include Debtor-in-Possession ("DIP") loans.
*    Value as a percentage of net assets.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal		Cost(6)		Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$3,855		$3,867		$3,867	3/31/2024
Total Aerospace and Defense - 1.76%*			3,855		3,867		3,867

Business Applications Software
Filevine, Inc.	Growth Capital Loan (6.00% interest rate, 6.00% PIK, 5.50% EOT payment)(2)	4/20/2021	7,291		7,269		7,269	4/30/2025
Filevine, Inc.	Growth Capital Loan (6.00% interest rate, 6.00% PIK, 5.50% EOT payment)(2)	9/30/2021	3,046		3,012		3,012	9/30/2025
			10,337	—	10,281	—	10,281
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000		9,714		9,714	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338		332		332	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547		536		536	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278		276		276	10/31/2023
			11,163		10,858		10,858
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	4,780		4,850		4,948	11/30/2023
Tide Platform Limited(1)(3)	Revolver (8.00% interest rate, 4.00% EOT payment)	2/22/2021	1,768		1,839		1,756	1/13/2022
			6,548		6,689		6,704
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000		1,976		1,976	12/31/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000		1,976		1,976	12/31/2024
			4,000		3,952		3,952
Total Business Applications Software - 14.47%*			32,048		31,780		31,795

Business Products and Services
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,800		1,776		1,776	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 6.50% floor, 5.75% EOT payment)	11/18/2021	4,200		4,155		4,155	11/30/2023
			6,000		5,931		5,931
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)(2)	12/30/2021	5,000		4,832		4,832	12/31/2025
Certamen Ventures Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 7.75% floor, 3.00% EOT payment)	11/30/2021	6,945		6,851		6,851	5/31/2024
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	6,000		5,711		5,711	8/31/2024
Rally Network, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,500		2,488		2,488	10/28/2023
RenoRun, Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)	12/30/2021	600		577		577	12/31/2025
RenoRun, Inc.(1)(3)	Convertible Note (4.00% interest rate)(2)	12/30/2021	300		300		300	12/30/2023
			900		877		877
Total Business Products and Services - 12.14%*			27,345		26,690		26,690

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	3,477		3,408		3,408	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	263		257		257	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	315		308		308	8/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	10/6/2021	1,458		1,416		1,416	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	947		918		918	10/31/2023

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	2,540	2,461	2,461	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	848	818	818	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	324	312	312	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	57	55	55	12/31/2023
Total Business/Productivity Software - 4.53%*			10,229	9,953	9,953

Computer Hardware
Grey Orange International Inc.	Growth Capital Loan (8.25% interest rate, 3.75% EOT payment)	9/24/2021	667	657	657	9/30/2022
Grey Orange International Inc.	Growth Capital Loan (10.75% interest rate, 5.25% EOT payment)	12/30/2021	3,333	3,224	3,224	6/30/2025
			4,000	3,881	3,881
Swift Navigation, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.25% floor, 4.25% EOT payment)	8/7/2020	380	387	387	8/31/2023
Swift Navigation, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.25% floor, 4.25% EOT payment)	7/27/2021	2,000	1,964	1,964	7/31/2024
			2,380	2,351	2,351
Total Computer Hardware - 2.84%*			6,380	6,232	6,232

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	4,000	4,018	4,018	10/31/2023
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	9/30/2021	6,000	5,895	5,895	9/30/2024
			10,000	9,913	9,913
Thingy Thing Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	6,000	5,916	5,916	4/30/2025
Total Consumer Finance - 7.20%*			16,000	15,829	15,829

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,486	2,486	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	976	976	6/30/2025
Total Consumer Non-Durables - 1.58%*			3,500	3,462	3,462

Consumer Products and Services
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	9,769	9,769	5/31/2026
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	12/23/2020	2,000	2,017	2,017	12/31/2023
Clutter Inc.	Growth Capital Loan (9.00% interest rate, 7.00% EOT payment)	3/26/2021	3,640	3,661	3,661	3/31/2024
			5,640	5,678	5,678
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	750	741	741	9/30/2024
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)	8/12/2021	4,000	3,928	3,928	8/31/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,667	1,667	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,276	3,276	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	4,997	4,997	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	4,990	4,990	12/31/2024
			15,000	14,930	14,930
Immersive Group Gaming LTD(1)(3)	Growth Capital Loan (10.00% interest rate, 5.25% EOT payment)	12/10/2021	3,000	2,864	2,864	12/31/2024
JOKR(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 10.20% EOT payment)(2)	10/14/2021	980	927	927	10/13/2022
JOKR(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 6.00% EOT payment)	11/3/2021	5,000	4,634	4,634	11/30/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
JOKR(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	12/3/2021	280	263	263	10/13/2022
			6,260	5,824	5,824
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	7/7/2021	3,000	2,960	2,960	7/31/2024
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	8/27/2021	1,500	1,473	1,473	8/31/2024
Petra Living, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)	10/21/2021	1,500	1,471	1,471	10/31/2024
			6,000	5,904	5,904
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,461	3,423	3,204	1/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	5/27/2021	1,748	1,717	1,593	5/31/2025
			5,209	5,140	4,797
Total Consumer Products and Services - 24.77%*			55,859	54,778	54,435

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	76	206	213	1/31/2022
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	51	93	96	2/28/2022
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (11.25% interest rate, 8.00% EOT payment)	5/27/2020	378	587	606	3/31/2022
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	7/21/2021	1,776	1,677	1,606	7/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	10/13/2021	1,450	1,348	1,348	10/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	11/19/2021	1,413	1,403	1,403	11/30/2024
Total Cultivation - 2.40%*			5,144	5,314	5,272

Database Software
SiSense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	12/28/2021	6,500	6,343	6,343	6/30/2024
Total Database Software - 2.89%*			6,500	6,343	6,343

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.50% EOT payment)	9/29/2021	15,000	14,738	14,738	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	7,500	7,514	7,514	3/31/2024
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	12/30/2021	2,500	2,392	2,392	6/30/2025
			10,000	9,906	9,906
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,455	4,455	12/31/2023
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	3,000	2,866	2,866	12/31/2024
			7,500	7,321	7,321
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,434	6,434	11/30/2024
Total E-Commerce - Clothing and Accessories - 17.47%*			39,000	38,399	38,399

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,540	1,555	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	718	725	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,528	1,543	8/31/2024
Total E-Commerce - Personal Goods - 1.74%*			3,856	3,786	3,823

Energy
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	5,000	4,941	4,941	12/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Total Energy - 2.25%*			5,000	4,941	4,941

Food Products
AllPlants Ltd(1)(3)	Revolver (8.00% interest rate, 3.00% EOT payment)(2)	5/24/2021	480	482	459	5/5/2022
AllPlants Ltd(1)(3)	Revolver (8.00% interest rate, 3.00% EOT payment)(2)	6/23/2021	578	580	559	5/5/2022
AllPlants Ltd(1)(3)	Revolver (8.00% interest rate, 3.00% EOT payment)(2)	7/20/2021	233	233	230	5/5/2022
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	305	298	294	7/31/2025
			1,596	1,593	1,542
Feast Kitchen ApS(1)(3)	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 10.00% EOT payment)(2)	5/27/2020	1,302	1,431	1,423	6/30/2023
Feast Kitchen ApS(1)(3)	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)(2)	11/12/2020	522	522	519	5/31/2024
Feast Kitchen ApS(1)(3)	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)(2)	5/11/2021	812	782	776	11/30/2024
			2,636	2,735	2,718
Total Food Products - 1.94%*			4,232	4,328	4,260

Healthcare Services
Levels Health Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.25% floor, 2.00% EOT payment)	10/13/2021	727	719	719	10/31/2024
Total Healthcare Services - 0.33%*			727	719	719

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,077	5,077	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,974	4,974	12/31/2023
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,974	4,974	12/31/2023
			10,000	9,948	9,948
Total Healthcare Technology Systems - 6.84%*			15,000	15,025	15,025

Home Furnishings
Feather Home Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 9.50% floor, 7.00% EOT payment)	5/27/2020	442	606	606	3/31/2022
Feather Home Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 7.00% EOT payment)	10/15/2021	2,000	1,980	1,980	10/31/2024
Total Home Furnishings - 1.18%*			2,442	2,586	2,586

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 5.25% interest rate, 8.50% floor, 2.85% EOT payment)(2)	10/7/2021	2,310	2,280	2,280	6/30/2023
Karat Financial Technologies Incorporated	Revolver (Prime + 5.25% interest rate, 8.50% floor, 2.85% EOT payment)(2)	12/15/2021	700	688	688	6/30/2023
Total Human Capital Services - 1.35%*			3,010	2,948	2,968

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,177	5,291	10/31/2023
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,589	2,645	10/31/2023
GoEuro Corp.(1)(3)	Convertible Note (5.00% interest rate)(2)	8/11/2020	75	75	75	2/11/2023
Total Infrastructure - 3.65%*			7,575	7,841	8,011

Life and Health Insurance
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	7,947	7,947	2/28/2025
Total Life and Health Insurance - 3.62%*			8,000	7,947	7,947

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (10.75% interest rate, 4.25% EOT payment)	7/1/2021	2,500	2,455	2,455	12/31/2024
Total Medical Software and Information Services - 1.12%*			2,500	2,455	2,455

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Multimedia and Design Software
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	8/12/2021	2,500	2,426	2,426	2/29/2024
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	9/30/2021	1,500	1,397	1,397	3/31/2024
Total Multimedia and Design Software - 1.74%*			4,000	3,823	3,823

Other Financial Services
N26 GmbH(1)(3)	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 4.00% EOT payment)	9/14/2021	14,815	14,739	14,151	9/30/2022
Total Other Financial Services - 6.44%*			14,815	14,739	14,151

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 7.25% EOT payment)	5/27/2020	4,482	4,677	4,677	4/30/2023
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.25% EOT payment)	4/30/2021	2,500	2,529	2,529	4/30/2024
			6,982	7,206	7,206
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,187	2,188	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,188	2,188	11/30/2024
			4,536	4,375	4,376
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)	12/30/2021	4,000	3,887	3,887	6/30/2024
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	1,815	1,901	1,901	5/31/2023
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	1,815	1,901	1,901	5/31/2023
Mynd Management, Inc.	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	5/27/2020	1,916	1,997	1,997	6/30/2023
			5,546	5,799	5,799
Ribbon Home, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.00% EOT payment)	6/25/2021	3,000	2,847	2,847	6/30/2024
Ribbon Home, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.75% EOT payment)	12/30/2021	2,000	1,919	1,919	12/31/2025
			5,000	4,766	4,766
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	2,019	2,030	3/31/2023
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	503	505	4/30/2023
			2,500	2,522	2,535
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	244	244	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	779	779	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	214	214	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	102	102	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	428	428	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	203	203	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	146	146	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,336	1,336	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	740	740	12/31/2024
			4,305	4,192	4,192
YDC Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/10/2021	2,400	2,313	2,313	12/31/2024
Total Real Estate Services - 15.96%*			35,269	35,060	35,074

Social/Platform Software

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Investment	Acquisition Date(9)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	1,886	1,869	1,869	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,114	1,104	1,104	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,500	1,479	1,479	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,775	1,775	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,777	1,777	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	900	888	888	12/31/2024
Total Social/Platform Software - 4.05%*			9,000	8,892	8,892

Software Development Applications
Forte Labs, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.00% EOT payment)	12/31/2020	2,500	2,535	2,541	6/30/2022
Total Software Development Applications - 1.16%*			2,500	2,535	2,541

Total Debt Investments - 145.38%*			$323,786	$320,292	$319,493

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Warrant Investments(7)(8)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock	5/27/2020	70,959	$95	$765
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	92
Total Aerospace and Defense - 0.39%*				187	857

Business Applications Software
Blueboard Inc.	Common Stock(2)	3/11/2021	69,768	14	14
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	59
Filevine, Inc.	Preferred Stock(2)	4/20/2021	10,472	15	92
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	360
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	90
				450	450
Morty, Inc.	Preferred Stock(2)	10/1/2021	44,490	65	65
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	82
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	10
Total Business Applications Software - 0.40%*				752	874

Business Products and Services
Cardless Inc.	Common Stock	11/18/2021	12,903	28	28
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	119
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	42
Elsker Inc.	Preferred Stock(2)	9/1/2021	17,746	9	9
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	130
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	315
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	35
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	24
				374	374
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	24,483	56	56
RenoRun, Inc.(1)	Preferred Stock	12/30/2021	4,242	93	93
Total Business Products and Services - 0.39%*				851	851

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	156
Total Business to Business Marketplace - 0.07%*				156	156

Business/Productivity Software
Forum Brands, LLC	Preferred Stock	7/6/2021	2,960	146	204
Forum Brands, LLC	Preferred Stock	12/23/2021	2,714	188	188
				334	392
Idelic, Inc.	Preferred Stock(2)	12/10/2021	30,551	46	46
Total Business/Productivity Software - 0.20%*				380	438

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	21,686	18	18
Swift Navigation, Inc.	Preferred Stock	7/30/2020	62,874	77	77
Grey Orange International Inc.	Preferred Stock	3/16/2021	13,940	92	92
Total Computer Hardware - 0.09%*				187	187

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Consumer Finance
Activehours, Inc.	Preferred Stock	10/8/2020	49,296	129	181
Activehours, Inc.	Preferred Stock	9/30/2021	6,162	16	23
				145	204
Cherry Technologies Inc.	Preferred Stock(2)	11/23/2021	31,212	78	78
Embed Financial Technologies Inc.	Preferred Stock(2)	9/21/2021	—	10	10
Thingy Thing Inc.	Preferred Stock	10/21/2021	17,564	50	50
Upgrade, Inc.	Preferred Stock	5/27/2020	136,869	44	772
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	54
Total Consumer Finance - 0.53%*				381	1,168

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	21
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	14
Total Consumer Non-Durables - 0.02%*				35	35

Consumer Products and Services
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	139
Clutter Inc.	Preferred Stock	9/30/2020	19,649	113	113
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ever/Body, Inc.	Preferred Stock	9/7/2021	188,283	92	75
Good Eggs, Inc.	Preferred Stock	8/12/2021	330,124	81	106
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	164
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	42
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	31
				130	237
Immersive Group Gaming LTD(1)	Preferred Stock	7/12/2021	309,547	83	145
JOKR(1)(3)	Preferred Stock	10/14/2021	20,944	536	536
Nate, Inc.	Preferred Stock(2)	12/31/2021	26,506	115	115
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	25
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	169
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	9,510	41	50
Total Consumer Products and Services - 0.80%*				1,468	1,765

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	5/27/2020	1,278	1,229	3,489
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	7/16/2021	62	133	128
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	10/12/2021	52	107	107
Total Cultivation - 1.69%*				1,469	3,724

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	95
Total Database Software - 0.05%*				116	116

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	217
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	300
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	257
Trendly, Inc.	Preferred Stock	5/27/2021	166,036	100	100
Total E-Commerce - Clothing and Accessories - 0.40%*				866	874

E-Commerce - Personal Goods
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	589
Total E-Commerce - Personal Goods - 0.27%*				589	589

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Total Elder and Disabled Care - 0.09%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	15,405	38	38
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	37
Total Energy - 0.03%*				75	75

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	6,854	77	60
Feast Kitchen Inc.(1)(3)	Preferred Stock(2)	5/27/2020	29,145	126	34
Feast Kitchen Inc.(1)(3)	Preferred Stock(2)	9/14/2020	36,893	59	53
				185	87
Total Food Products - 0.07%*				262	147

Healthcare Services
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	37
The Pill Club Holding, Inc.	Common Stock(2)	12/31/2021	60,977	24	24
Total Healthcare Services - 0.03%*				61	61

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	45,089	109	109
Calibrate Health, Inc.	Preferred Stock(2)	10/19/2021	9,337	12	12
				121	121
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	261
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	542
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.62%*				703	1,353

Home Furnishings
Feather Home Inc.	Preferred Stock	5/27/2020	33,910	138	146
Feather Home Inc.	Preferred Stock	10/8/2021	8,812	24	24
				162	170
Petra Living, Inc.	Preferred Stock	6/9/2021	76,783	48	75
Petra Living, Inc.	Preferred Stock	8/24/2021	38,391	24	38
Petra Living, Inc.	Preferred Stock	10/19/2021	38,391	17	17
				89	130
Total Home Furnishings - 0.14%*				251	300

Household Products
Grove Collaborative, Inc.	Preferred Stock	5/27/2020	33,038	72	105
Total Household Products - 0.05%*				72	105

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	109,704	64	64
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	12
Total Human Capital Services - 0.19%*				262	412

Information Services (B2C)
Cleo AI Ltd(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	88
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	10,333	29	29
Total Information Services (B2C) - 0.05%*				111	117

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	55
Total Infrastructure - 0.03%*				90	55

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock	5/27/2020	5,344	57	81

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Warrant	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	81
Total Life and Health Insurance - 0.07%*				91	162

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	48
Total Medical Software and Information Services - 0.02%*				48	48

Multimedia and Design Software
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	80
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	105
				185	185
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	6,941	7	7
Total Multimedia and Design Software - 0.09%*				192	192

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.08%*				180	180

Other Financial Services
N26 GmbH(1)(3)	Preferred Stock	10/15/2021	6	173	169
Total Other Financial Services - 0.08%*				173	169

Real Estate Services
Common Living Inc.	Preferred Stock	5/27/2020	729,380	185	204
Common Living Inc.	Preferred Stock	4/30/2021	107,718	28	28
				213	232
Demain ES(1)(3)	Preferred Stock	12/30/2021	2,127	105	105
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	148
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	198
Ribbon Home, Inc.	Common Stock	3/5/2021	24,280	226	226
Ribbon Home, Inc.	Common Stock	12/30/2021	7,670	71	71
				297	495
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	55,098	75	75
YDC, Inc.	Preferred Stock	12/10/2021	12,244	56	56
Total Real Estate Services - 1.28%*				1,504	2,818

Social/Platform Software
ClassPass Inc.	Preferred Stock	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	42,936	30	30
Sylva, Inc.	Preferred Stock	12/21/2021	42,940	30	30
				60	60
Total Social/Platform Software - 0.04%*				103	85

Software Development Applications
Appex Group, Inc.	Preferred Stock	11/15/2021	14,621	—	—
Forte Labs, Inc.	Preferred Stock	12/30/2020	318,571	65	144
Total Software Development Applications - 0.07%*				65	144

Total Warrant Investments - 8.35%*				$11,841	$18,360

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$92
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	517	501
Total Business Applications Software - 0.27%*				587	593

Business Products and Services
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Business Products and Services - 0.02%*				50	50

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	22,107	450	450
Total Business to Business Marketplace - 0.20%*				450	450

Business/Productivity Software
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	90
Total Business/Productivity Software - 0.04%*				90	90

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	114
Embed Financial Technologies Inc.	Preferred Stock(2)	9/24/2021	12,195	125	125
Total Consumer Finance - 0.11%*				225	239

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	274
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	187
				331	461
JOKR(1)(3)	Preferred Stock(2)	12/7/2021	67	375	375
Loyalty Ventures, Inc.	Common Stock(2)(10)	11/5/2021	2,713	115	82
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	56,023	168	182
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.69%*				1,339	1,522

E-Commerce - Personal Goods
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	58
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	82
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	62
Total E-Commerce - Personal Goods - 0.09%*				106	202

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	199	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.13%*				265	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	167
Total Energy - 0.08%*				167	167

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	332	332
Medly Health Inc.	Preferred Stock(2)	8/12/2021	209,979	249	266
Total Healthcare Services - 0.27%*				581	598

Healthcare Technology Systems
Capsule Corporation	Common Stock(2)	4/21/2021	863	12	12
Total Healthcare Technology Systems - 0.01%*				12	12

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Company	Type of Equity	Acquisition Date(9)	Shares	Cost(6)	Fair Value
Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	80
Total Life and Health Insurance - 0.04%*				80	80

Other Financial Services
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	984
Total Other Financial Services - 0.45%*				690	984

Real Estate Services
Ribbon Home, Inc.	Preferred Stock(2)	6/29/2021	31,149	500	500
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	100
Total Real Estate Services - 0.27%*				600	600

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	250
Total Software Development Applications - 0.11%*				250	250

Total Equity Investments - 2.79%*				$5,492	$6,131

Total Investments in Portfolio Companies - 156.52%*(4)				$337,625	$343,984

Total Investments - 156.52%*(5)				$337,625	$343,984
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
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Interest rate is the annual interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the Prime rate (“Prime”) as of December 31, 2022 and December 31, 2021, Prime was 7.50% and 3.25%, respectively. As of December 31, 2022, approximately 79.3%, or $336.3 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2021, approximately 69.1%, or $223.7 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.

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
The Company’s investment objective is to maximize its total return to stockholders primarily in the form of current income from secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments to venture capital-backed companies. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TriplePoint Capital LLC (“TPC”). The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser (the “Advisory Agreement”), the Company pays the Adviser a base management fee and an incentive fee for its investment management services. The Company has also entered into an administration agreement (the “Administration Agreement”) with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, pursuant to which the Administrator provides or arranges for the provision of all administrative services necessary for the Company to operate.
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
Note 2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented have been included and all intercompany account balances and transactions have been eliminated. Certain items in the prior year’s consolidated financial statements have been conformed to the current year’s presentation. These presentation changes, if any, did not impact any prior amounts of reported total assets, total liabilities, and net assets or results of operations. As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).
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
Organization and Offering Costs
Organization costs include costs relating to the formation and incorporation of the business and are expensed as incurred. During the period ended December 31, 2020, the Company incurred $0.1 million of organizational costs. Offering costs include legal fees and other costs pertaining to the registration statement and the costs are offset against capital proceeds from the initial offering during the period in which they are incurred. During the period ended December 31, 2020, the Company incurred $2.0 million of offering costs. As of December 31, 2020, the Company had reached its $2.0 million cap on organizational and offering expenses in connection with its initial private placement of common stock and the concurrent preferred stock offering. The amount of organizational and offering expenses in connection with the initial private placement and the concurrent preferred stock offering in excess of $2.0 million was paid by the Adviser.
Investments
Investment transactions are recorded on a trade-date basis. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with Accounting Standards Codification Topic 820 Fair Value Measurements and Disclosure, or “ASC Topic 820”, issued by the FASB. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measure considered from the perspective of the market participants who hold the financial instrument rather than an entity-specific measure. When market assumptions are not readily available, the Company’s own assumptions are set to reflect those that the Adviser believes market participants would use in pricing the financial instruments on the measurement date.
The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable the determination of fair value requires more judgment. The Company’s valuation methodology is approved by the Board and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, management with oversight from the Board, may refine the valuation methodologies to best reflect the fair value of its investments appropriately.
Investment Classification
The accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliate Investments” that are not otherwise “Control Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2022 and December 31, 2021, the Company had no “Control Investments” or “Affiliate Investments.”
Cash and Cash Equivalents
The Company places its cash with financial institutions and at times, cash held in such accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within the limitations of the 1940 Act. Cash consists of bank demand deposits.
Restricted Cash
Restricted cash consists of collections of interest and principal payments on investments maintained in segregated trust accounts for the benefit of the lenders and administrative agent of the Company’s revolving credit facility.
Deferred Credit Facility Costs
Deferred credit facility costs represent fees and other expenses incurred in connection with the Company’s revolving credit facility. These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated term of the facility.
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
Income Recognition
Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrant investments obtained in conjunction with the Company’s debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, unamortized loan origination fees and unamortized market discounts are recorded as interest income. EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. Interest is accrued during the life of the loan on the EOT payment using the effective interest method and represents non-cash income. The EOT payment generally ceases accruing to the extent the borrower is unable to pay the remaining principal and interest due. The EOT payment may also include a cash success fee due upon the earlier of the maturity date of the loans or in the event of a certain milestone reached by the portfolio company.
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
Non-accrual Loans
A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are probable to remain current. As of December 31, 2022, the Company had investments in three portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $20.0 million and $12.4 million, respectively. As of December 31, 2021, there were no loans within the Company’s portfolio that were on non-accrual status.
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
Management and Incentive Fees
The Company accrues for the base management fee and incentive fee payable pursuant to the Advisory Agreement. The accrual for the incentive fee includes the recognition of incentive fees on unrealized gains, even though such incentive fees are neither earned nor payable to the Adviser until the gains are both realized and in excess of realized and unrealized losses on investments. See “Note 3. Related Party Agreements and Transactions.”
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. The Company early adopted ASU 2022-03 during the year ended December 31, 2022 and the adoption of these rules did not have a material impact on the consolidated financial statements.
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrued by the Adviser are included in the Company’s consolidated financial statements and summarized in the following table:

	For the Year Ended December 31,
Base Management and Incentive Fees (in thousands)	2022	2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Base management fee	$4,862	$2,348	$1,102
Base management fee waiver	$—	$—	$(176)
Income incentive fee	$6,066	$2,322	$—
Capital gains incentive fee	$(1,433)	$1,433	$235
Capital gains incentive fee waiver	$—	$—	$(235)
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
In consideration of the provision of the services of the Administrator, the Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. Payments under the Administration Agreement are equal to the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the chief compliance officer and chief financial officer and their respective staffs. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, the Administrator is paid an additional amount based on the services provided, which shall not exceed the amount the Company receives from such companies for providing this assistance.
For the years ended December 31, 2022 and December 31, 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $1.8 million and $1.4 million, respectively. For the period from May 27, 2020 (commencement of operations) to December 31, 2020, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.5 million, which is net of $0.1 million the Administrator voluntarily waived under the Administration Agreement.
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
•At least 25% of the Company’s investment portfolio will receive valuation recommendations from an independent third-party valuation firm each quarter, as selected in accordance with the Company’s valuation policy. Each new portfolio investment will be reviewed by an independent third-party valuation firm within 12 months of the date of investment, and thereafter will be reviewed by an independent third-party valuation firm no later than the fourth quarter following its most recent inclusion in such review process. However, a valuation review by an independent third-party valuation firm is not required for holdings whose value is less than 1% of the Company’s gross assets (up to an aggregate of 10% of the Company’s gross assets) or those assets that the Board and/or Audit Committee has agreed to waive from such requirement.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of December 31, 2022 and December 31, 2021. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	December 31, 2022
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$413,558	$413,558
Warrant investments	—	—	18,445	18,445
Equity investments	7	—	9,366	9,373
Total investments	$7	$—	$441,369	$441,376

Investment Type (in thousands)	December 31, 2021
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$319,493	$319,493
Warrant investments	—	—	18,360	18,360
Equity investments	82	—	6,049	6,131
Total investments	$82	$—	$343,902	$343,984
The following tables show information about Level 3 investments measured at fair value for the years ended December 31, 2022 and December 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2021	$319,493	$18,360	$6,049	$343,902
Funding and purchases of investments, at cost	250,539	2,846	4,248	257,633
Principal payments and sale proceeds received from investments	(130,614)	(85)	(231)	(130,930)
Amortization and accretion of premiums and discounts, net and end-of term payments	8,551	—	—	8,551
Realized gains/(losses) on investments	(25,617)	(692)	(144)	(26,453)
Net change in unrealized gains/(losses) included in earnings	(10,127)	(1,984)	(638)	(12,749)
Payment-in-kind coupon	1,408	—	7	1,415
Transfers between investments	(75)		75	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of December 31, 2022	$413,558	$18,445	$9,366	$441,369

Net change in unrealized gains on Level 3 investments held as of December 31, 2022	$(10,654)	$(1,728)	$(622)	$(13,004)
___________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the year ended December 31, 2022.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2020	$114,261	$4,819	$785	$119,865
Funding and purchases of investments, at cost	263,360	7,631	4,592	275,583
Principal payments and sale proceeds received from investments	(60,368)	(182)	—	(60,550)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,311	—	—	3,311
Realized gains on investments	—	117	—	117
Net change in unrealized gains/(losses) included in earnings	(1,753)	5,975	672	4,894
Payment-in-kind coupon	682	—	—	682
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of December 31, 2021	$319,493	$18,360	$6,049	$343,902

Net change in unrealized gains on Level 3 investments held as of December 31, 2021	$(1,468)	$5,965	$672	$5,169
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the year ended December 31, 2021.

Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the year ended December 31, 2022, the Company recognized net realized losses of $27.9 million, primarily due to the write-off of investments in two portfolio companies and foreign currency adjustments on the exit of one debt investment.

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
Net change in unrealized losses during the year ended December 31, 2022 was $12.8 million, resulting primarily from market rate adjustments, credit impairment and foreign currency adjustments.
Net change in unrealized gains during the year ended December 31, 2021 was $4.9 million, resulting primarily from market rate adjustments.
Net change in unrealized gains during the period from May 27, 2020 (commencement of operations) to December 31, 2020 was $1.4 million, resulting primarily from market rate adjustments.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of December 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$413,558	Discounted Cash Flows	Discount Rate	7.99% - 40.9%	18.37%
		Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	15.00% - 60.00%	41.41%
Warrant investments	18,445	Black Scholes Option Pricing Model	Revenue Multiples	0.25x - 56.90x	8.05x
			Volatility	45.00% - 90.00%	63.69%
			Term	0.50 - 5.50 Years	3.55 Years
			Risk Free Rate	0.17% - 4.41%	2.28%
Equity investments	9,366	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	60.42%
			Term	2.50 - 4.00 Years	3.33 Years
			Risk Free Rate	0.46% - 4.39%	2.76%
			Revenue Multiples	1.25x - 9.78x	3.75x
Total investments	$441,369

Level 3 Investments (dollars in thousands)	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$319,493	Discounted Cash Flows	Discount Rate	4.10% - 27.86%	14.91%
Warrant investments	18,360	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	7.68x
			Volatility	45.00% - 80.00%	66.16%
			Term	2.00 - 5.50 Years	3.67 Years
			Risk Free Rate	0.15% - 1.31%	1.03%
			EBITDA Multiples	6.14x - 25.07x	15.15x
Equity investments	6,049	Black Scholes Option Pricing Model	Volatility	50.00% - 80.00%	62.31%
			Term	2.50 - 5.00 Years	3.40 Years
			Risk Free Rate	0.35% - 1.12%	0.91%
			Revenue Multiples	2.75x - 5.75x	6.60x
Total investments	$343,902
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of December 31, 2022 and December 31, 2021:

Liability (in thousands)	December 31, 2022			December 31, 2021
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	$109,000	$141,000	$200,000	$133,500	$66,500
2027 Notes	75,000	75,000	—	—	—	—
Total	$325,000	$184,000	$141,000	$200,000	$133,500	$66,500
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

	For the Year Ended December 31,
Interest Expense and Amortization of Fees (in thousands)	2022	2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Revolving Credit Facility
Interest cost	$5,369	$3,125	$539
Unused fee	1,071	2,564	2,196
Amortization of costs and other fees	840	673	239
Revolving Credit Facility Total	$7,280	$6,362	$2,974

2027 Notes
Interest cost	$3,223	$—	$—
Amortization of costs and other fees	119	—	—
2027 Notes Total	$3,342	$—	$—

Total interest expense and amortization of fees	$10,622	$6,362	$2,974
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. As of December 31, 2022, commitments available total $250.0 million from four lenders—DBNY, MUFG, KeyBank National Association (“KeyBank”) and TIAA, FSB—subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
The revolving period under the Credit Facility is scheduled to expire on July 15, 2023, subject to an extension with the consent of the lenders and early termination if an event of default occurs or other adverse events, specified in the Receivables Financing Agreement, occur. The scheduled maturity date for the Credit Facility is January 15, 2025, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus (i) the greater of 3-month Term SOFR and 0.50% and (ii) the credit spread adjustment, and are subject to certain minimum principal utilization amounts during the revolving period. The applicable margin is equal to 3.00% during the revolving period and increases to 4.00% during the amortization period. The credit spread adjustment is equal to 0.15%.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the

Credit Facility are subject to the leverage restrictions contained in the 1940 Act. As of December 31, 2022 and December 31, 2021, the Company was in compliance with the covenants under the Credit Facility.
As of December 31, 2022 and December 31, 2021, the Company had outstanding borrowings under the Credit Facility of $109.0 million and $133.5 million, respectively, excluding deferred credit facility costs of $1.8 million and $2.1 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the year ended December 31, 2022, the Company had average outstanding borrowings under the Credit Facility of $87.6 million at a weighted average interest rate of 5.17%. During the year ended December 31, 2021, the Company had average outstanding borrowings under the Credit Facility of $68.1 million at a weighted average interest rate of 3.8%. During the period from July 15, 2020 to December 31, 2020, the Company had average outstanding borrowings under the Credit Facility of $23.5 million at a weighted average interest rate of 4.0%. As of December 31, 2022 and December 31, 2021, $259.9 million and $310.2 million of the Company’s assets were pledged for borrowings under the Credit Facility, respectively.
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
As of December 31, 2022, the Company was in compliance with the covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.8 million of deferred issuance cost as of December 31, 2022, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of December 31, 2022, the fair value of the 2027 Notes is $69.3 million and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of December 31, 2022 and December 31, 2021:

Liability (in thousands)	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$109,000	$109,000	$—	$—	$133,500	$133,500
2027 Notes	—	—	69,310	69,310	—	—	—	—
Total	$—	$—	$178,310	$178,310	$—	$—	$133,500	$133,500
Note 7. Commitments and Contingencies
Commitments
As of December 31, 2022, the Company’s unfunded commitments totaled $137.1 million to 54 portfolio companies, of which $44.0 million was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them. As of December 31, 2021, the Company’s unfunded commitments totaled $331.7 million to 55 portfolio companies, of which $115.5 million was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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

The following tables show the Company’s unfunded commitments by portfolio company as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Levels Health Inc.	$14,273	$106	$14,273	$106
Workstep Inc.	8,000	22	8,000	22
Cardless, Inc.	8,000	—	8,000	—
Canvas Construction, Inc.	8,000	—	14,500	38
The Aligned Company	7,000	43	7,000	—
Karat Financial Technologies, Inc.	6,990	76	6,990	76
Ever/Body Inc.	6,200	102	13,250	149
Wisetack, Inc.	5,000	67	—	—
Eightfold AI Inc.	5,000	—	5,000	—
Activehours, Inc.	5,000	29	5,000	29
Homeward, Inc.	4,000	—	8,000	104
JOKR	3,748	238	3,740	257
Merama Inc.	3,644	511	3,644	511
Flashparking, Inc.	3,490	102	3,837	112
RenoRun, Inc.	3,400	130	3,400	130
Vestwell Holdings, Inc.	3,000	10	10,000	89
Lower Holding Company	3,000	66	—	—
Loft Orbital Solutions Inc.	3,000	73	—	—
Quantum Circuits, Inc.	2,890	55	—	—
Elodie Games, Inc.	2,500	—	7,000	93
Trueskin GmbH	2,140	18	—	—
Ribbon Home, Inc.	2,000	—	13,000	40
Petfolk Inc.	2,000	38	—	—
Jerry Services, Inc.	1,500	7	—	—
True Footage, Inc.	1,417	39	5,695	107
Medly Health Inc.	1,391	—	—	—
Manufactured Networks, Inc.	1,250	15	—	—
Overtime Sports, Inc.	1,143	8	—	—
Dance GmbH	1,070	20	—	—
Wispr AI, Inc.	1,000	4	—	—
Tripscout, Inc.	1,000	12	1,000	12
Substack, Inc.	1,000	13	—	—
Strata Identity, Inc.	1,000	12	1,000	12
Parker Group, Inc.	1,000	—	—	—
Pair Eyewear, Inc.	1,000	10	—	—
Mystery Tackle Box, Inc.	1,000	—	—	—
Found Health, Inc.	1,000	6	—	—
Dia Styling Co.	1,000	—	—	—
Belong Home, Inc.	1,000	16	—	—
Baby Generation, Inc.	1,000	13	—	—
Athletic Greens (USA), Inc.	1,000	9	—	—
Construction Finance Corporation	972	29	—	—
Quick Commerce, Ltd.	500	10	—	—
Metropolis Technologies, Inc.	500	—	—	—
Homelight, Inc.	500	9	—	—
Angle Health, Inc.	500	15	—	—

	December 31, 2022		December 31, 2021
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Relay Commerce, Inc.	463	13	—	—
Foodology, Inc.	372	10	—	—
Ephemeral Solutions, Inc.	333	7	—	—
Worldwide Freight Logistics Ltd.	242	10	—	—
NX Foods GMBH	204	4	—	—
McN Investments Ltd.	200	5	—	—
Flo Health UK Limited	173	3	—	—
Allplants LTD	97	3	1,160	44
YDC Inc.	—	—	2,600	39
Well Dot, Inc.	—	—	4,000	66
VanMoof Global Holding B.V.	—	—	810	24
Trendly, Inc.	—	—	1,000	—
Tempo Interactive Inc.	—	—	7,500	53
Sidecar Health, Inc.	—	—	7,000	70
Redfish Labs, Inc.	—	—	15,000	96
Phantom Auto, Inc.	—	—	1,500	—
Path Robotics, Inc.	—	—	7,000	200
Nate, Inc.	—	—	8,000	155
Morty, Inc.	—	—	12,000	135
Material Technologies Corporation	—	—	5,000	206
Leolabs, Inc.	—	141	—	—
Kobold Metals	—	—	3,500	90
Kasa Living, Inc.	—	—	5,000	79
Immersive Group Gaming, Ltd.	—	—	1,000	—
Idelic, Inc.	—	—	4,000	56
HI LLC	—	—	2,500	—
Hey Favor, Inc.	—	—	8,000	104
Good Eggs, Inc.	—	—	6,000	30
Forum Brands, Inc.	—	—	7,771	278
Feather Home, Inc.	—	—	1,000	—
Embed Financial Technologies, Inc.	—	—	10,000	110
Elsker, Inc.	—	—	2,750	19
Dumpling, Inc.	—	—	500	11
Don’t Run Out, Inc.	—	—	1,000
Demain ES	—	—	2,268	25
Curology, Inc.	—	—	5,000	—
Cherry Technologies Inc.	—	—	14,000	163
Certamen Ventures, Inc.	—	33	5,055	16
Calibrate Health, Inc.	—	—	15,000	196
Blueboard Inc.	—	—	4,000	25
Arcadia Power, Inc.	—	—	10,000	25
Appex Group, Inc.	—	—	8,000	9
Alyk, Inc.	—	—	500	—
	$137,102	$2,162	$331,743	$4,211
_______________
(1)Does not include $5.0 million and $1.3 million backlog of potential future commitments as of December 31, 2022 and December 31, 2021, respectively. Refer to the “Backlog of Potential Future Commitments” below.
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
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the

Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the years ended December 31, 2022 and December 31, 2021:

	For the Year Ended December 31,
Commitments Activity (in thousands)	2022	2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Unfunded commitments at beginning of period(1)	$332,993	$88,956	$—
New commitments(1)	143,937	553,785	145,447
Fundings	(251,844)	(269,754)	(49,042)
Expirations / Terminations	(83,248)	(40,000)	(7,500)
Foreign currency adjustments	264	6	51
Unfunded commitments and backlog of potential future commitments at end of period	$142,102	$332,993	$88,956
Backlog of potential future commitments	(5,000)	(1,250)	(16,500)
Unfunded commitments at end of period	$137,102	$331,743	$72,456
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of December 31, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	December 31, 2022	December 31, 2021
Dependent on milestones	$43,987	$115,545
Expiring during:
2022	$—	$196,300
2023	124,487	135,443
2024	11,472	—
2025	1,143	—
Unfunded commitments	$137,102	$331,743
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of December 31, 2022 and December 31, 2021, this backlog of potential future commitments totaled $5.0 million and $1.3 million, respectively.
Note 8. Financial Highlights
The following table shows the financial highlights for the year ended December 31, 2022, for the year ended December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020:

	For the Year Ended December 31,
Financial Highlights (in thousands, except share and per share data)	2022	2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Per Share Data(1)
Net asset value at beginning of period	$15.67	$15.08	$15.00
Changes in net asset value due to:
Net investment income	2.12	1.29	0.57
Net realized gains/(losses) on investments	(1.57)	0.07	0.20
Net change in unrealized gains/(losses) on investments	(0.59)	0.54	0.20
Preferred stock distributions from distributable earnings	—	(0.01)	(0.01)
Common stock distributions from distributable earnings	(1.63)	(1.30)	(0.59)
Organizational costs	—	—	(0.01)
Offering costs	—	—	(0.28)
Net asset value at end of period	$14.00	$15.67	$15.08

Net investment income per common share	$2.12	$1.29	$0.56

	For the Year Ended December 31,
Financial Highlights (in thousands, except share and per share data)	2022	2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Net increase (decrease) in net assets resulting from operations per common share	$(0.16)	$1.92	$0.97
Weighted average shares of common stock outstanding for period	17,837,694	8,756,340	7,001,667
Shares of common stock outstanding at end of period	20,297,200	13,991,836	7,001,667

Ratios / Supplemental Data(2)
Net asset value at end of period	$284,635	$219,762	$106,141
Average net asset value	$283,572	$136,991	$105,382
Total return based on net asset value per share(3)	(0.3)%	12.5%	4.5%
Net investment income to average net asset value(4)(5)	13.4%	8.3%	6.4%
Net increase (decrease) in net assets to average net asset value(4)(5)	(1.0)%	12.3%	10.8%
Ratio of expenses to average net asset value(4)(5)	8.4%	11.0%	8.4%
Operating expenses excluding incentive fees to average net asset value(4)(5)	6.7%	8.3%	8.4%
Income incentive fees to average net asset value(4)(5)	2.1%	1.7%	—%
Capital gains incentive fees to average net asset value(4)(5)	(0.5)%	1.0%	—%
_____________
(1)All per share activity is calculated based on the weighted average common shares outstanding for the relevant period.
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
The weighted average portfolio yield on total debt investments shown below is for the year ended December 31, 2022, for the year ended December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020:

	For the Year Ended December 31,
Ratios (Percentages, on an annualized basis)(1)	2022	2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Weighted average portfolio yield on total debt investments(2)	16.0%	15.2%	15.9%
Coupon income	10.9%	10.4%	10.2%
Accretion of discount	1.2%	1.1%	0.4%
Accretion of end-of-term payments	2.0%	2.6%	3.0%
Impact of prepayments during the period	1.9%	1.1%	2.3%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the year ended December 31, 2022, for the year ended December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020:

	For the Year Ended December 31,
Basic and Diluted Information (in thousands, except share and per share data)	2022	2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Net investment income	$37,874	$11,332	$4,021
Net increase (decrease) in net assets resulting from operations	$(2,830)	$16,856	$6,838
Weighted average shares of common stock outstanding	17,837,694	8,756,340	7,001,667
Net investment income per share of common stock	$2.12	$1.29	$0.56
Net increase in net assets resulting from operations per share of common stock	$(0.16)	$1.92	$0.97
Note 10.    Equity
For the year ended December 31, 2022, the Company issued 6,305,364 shares of common stock at a weighted average price of $15.41 per share through the Company’s private placement offerings, resulting in gross proceeds to the Company of $97.5 million. The Company had 20,297,200 shares of common stock outstanding as of December 31, 2022. As of December 31, 2022, the Company had received capital commitments totaling $386.8 million, of which $74.4 million remained available for a drawdown.
For the year ended December 31, 2021, the Company issued 6,990,169 shares of common stock at a price of $15.69 per share through its private placement offerings resulting in gross proceeds to the Company of $109.9 million. The Company had 13,991,836 shares of common stock outstanding as of December 31, 2021.
For the period from May 27, 2020 (commencement of operations) to December 31, 2020, the Company issued 7,001,667 shares of common stock at a price of $15.00 per share through a private placement offering resulting in gross proceeds to the Company of $105.0 million. The Company had 7,001,667 shares of common stock outstanding as of December 31, 2020.
On May 27, 2020, the Company sold 525 shares of the Company’s Series A preferred stock at a price of $1,000.00 per share, resulting in gross proceeds to the Company of $525,000. Series A preferred stock is senior to all other classes and series of common stock and will rank on parity with any other class or series of preferred stock, whether such class or series is created in the future. Series A preferred stock is subject to redemption at any time by notice of such redemption on a date selected by the Company. Shares of preferred stock are entitled to a liquidation preference of $1,000.00 per share (the “Liquidation Value”), plus any accrued but unpaid dividends and any applicable redemption premium. Dividends on each share of Series A preferred stock are payable semiannually on June 30 and December 31 of each year and accrue at a rate of 12.0% per annum on the Liquidation Value thereof plus all accumulated and unpaid dividends thereon. Holders of the shares of Series A preferred stock will not participate in any appreciation in the value of the Company. The Company had 525 shares of preferred stock outstanding as of each of December 31, 2022 and December 31, 2021.
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
For the tax years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company was subject to a 4% U.S. federal excise tax, and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with U.S. income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $0.3 million and $32,000 for the year ended December 31, 2022 and December 31, 2021, respectively. The Company incurred a non-deductible U.S. federal excise tax of $13,000 for the period from May 27, 2020 (commencement of operations) to December 31, 2020.
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to December 31, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
		Total cash distributions	$3.52
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the year ended December 31, 2022, December 31, 2021 or December 31, 2020. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
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
It is the Company’s intention to distribute 100% of its annual taxable income to its shareholders and thus, no provision for income tax has been recorded in the Company’s consolidated statement of operations for the years ended December 31, 2022 or December 31, 2021.
In addition, for the years ended December 31, 2022 and December 31, 2021, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to non-deductible excise taxes and organizational costs that were reclassified between the following components of net assets:

	For the Year Ended December 31,
(in thousands)	2022	2021
Paid-in capital in excess of par value	$(239)	$(10)
Undistributed net investment income	$239	$10

For income tax purposes, distributions paid to common shareholders are reported as ordinary income, return of capital, long term capital gains, or a combination thereof. During the year ended December 31, 2022, the Company distributed $29.7 million through four regular quarterly distributions and one special dividend to common shareholders. During the year ended December 31, 2021, the Company distributed $13.1 million through four regular quarterly distributions and one special dividend to common shareholders. The tax character of distributions paid for the year ended December 31, 2022 was $29.3 million from ordinary income, $0.3 million from long term capital gains and $0.1 million from short term capital gains. The tax character of distributions paid for the year ended December 31, 2021 was $13.1 million from ordinary income. The Company expects to distribute $6.9 million of undistributed taxable income in 2023 to meet its intention of distributing all of its taxable income earned in the calendar year 2022. There are no differences between book and tax cost as of December 31, 2022 or December 31, 2021. As of December 31, 2022 the Company had no capital loss carryforwards available to offset future realized capital gains.
As of December 31, 2022 and December 31, 2021, the components of distributable earnings on a tax basis are as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021
Undistributed ordinary income (loss)	$6,921	$1,217
Undistributed long-term capital gain/(loss) carryforward	(13,021)	273
Unrealized gains (losses)	(6,408)	4,929
Total	$(12,508)	$6,419
As of December 31, 2022 and December 31, 2021, the Company had $0.3 million and $42,000 of accrued but unpaid U.S. federal excise tax, respectively.
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
Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2021 and 2020 federal tax years for the Company remains subject to examination by the Internal Revenue Service. The Company may remain subject to examination by the state taxing authorities for an additional year depending on the jurisdiction.
Note 13. Selected Quarterly Financial Results
The following table shows selected quarterly financial data for the three months ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, and for the three months ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021:

Selected Quarterly Financial Results (unaudited) (in thousands, except per share data)	For the Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total investment and other income	$12,762	$14,067	$16,421	$18,393
Net investment income	$7,296	$8,134	$10,264	$12,178
Net realized losses	$(1,192)	$(232)	$(190)	$(26,321)
Net unrealized gains (losses)	$1,774	$(1,482)	$(9,040)	$(4,022)
Net increase (decrease) in net assets resulting from operations	$7,878	$6,420	$1,034	$(18,165)

Basic and diluted net investment income per common share	$0.45	$0.45	$0.56	$0.66
Basic and diluted net increase (decrease) in net assets per common share	$0.48	$0.35	$0.06	$(0.98)
Net asset value per common share at period end	$16.17	$16.19	$15.84	$14.00

Selected Quarterly Financial Results (unaudited) (in thousands, except per share data)	For the Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Total investment and other income	$4,226	$5,236	$6,687	$10,309
Net investment income	$1,363	$2,051	$2,376	$5,542
Net realized gains	$63	$70	$44	$419
Net unrealized gains	$75	$1,148	$2,944	$761
Net increase in net assets resulting from operations	$1,501	$3,269	$5,364	$6,722

Basic and diluted net investment income per common share	$0.19	$0.27	$0.30	$0.45
Basic and diluted net increase in net assets per common share	$0.21	$0.43	$0.68	$0.54
Net asset value per common share at period end	$15.30	$15.43	$15.83	$15.67

Note 14. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2022.

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
Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of the Registered Public Accounting Firm
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2022 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2023 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
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
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2023 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2023 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2023 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2023 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

Report of Independent Registered Public Accounting Firm	77
Consolidated Statements of Assets and Liabilities as of December 31, 2022 and December 31, 2021	78
Consolidated Statements of Operations for the Years Ended December 31, 2022 and December 31, 2021 and for the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020	79
Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2022 and December 31, 2021 and for the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020	80
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and December 31, 2021 and for the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020	81
Consolidated Schedules of Investments as of December 31, 2022 and December 31, 2021	83
Notes to Consolidated Financial Statements	114
(b)The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Purchase and Sale Agreement, dated as of May 27, 2020, by and among TriplePoint Global Venture Credit, LLC, and TriplePoint Capital LLC and TriplePoint Financial LLC(1)

3.1	Articles of Incorporation(2)

3.2	Articles Supplementary(3)

3.3	Bylaws(4)

4.1	Description of Securities(5)

10.1	Investment Advisory Agreement, dated as of May 27, 2020, between TriplePoint Private Venture Credit Inc. and TriplePoint Advisers LLC(6)

10.2	Administration Agreement, dated as of May 27, 2020, between TriplePoint Private Venture Credit Inc. and TriplePoint Administrator LLC(7)

10.3	License Agreement, dated as of May 27, 2020, between TriplePoint Capital LLC and TriplePoint Private Venture Credit Inc.(8)

10.4	Form of Common Stock Subscription Agreement(9)

10.5	Form of Custody Agreement by and among TriplePoint Private Venture Credit Inc., Subsidiaries and U.S. Bank N.A.(10)

10.6	Custody Agreement, dated as of April 14, 2020, between TriplePoint Private Venture Credit Inc. and MUFG Union Bank(11)

10.7	Form of Indemnification Agreement for Directors and Officers(12)

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

10.11	Form of Omnibus Amendment to the Transaction Documents, dated as of June 7, 2022(16)

10.12	Master Note Purchase Agreement, dated April 6, 2022, by and among the TriplePoint Private Venture Credit Inc. and the Purchasers party thereto(17)

10.13	Form of Custody Agreement, dated as of January 30, 2023, by TriplePoint Private Venture Credit Inc. and KeyBank National Association(*)

21.1	List of Subsidiaries(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(**)

99.1	Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Stockholder(s)(18)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(14)Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.
(15)Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.
(16)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on June 10, 2022.
(17)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on April 6, 2022.
(18)Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-01327) filed on March 8, 2022.
(*)Filed herewith.
(**) Furnished herewith.

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

TriplePoint Private Venture Credit Inc.
Date: March 8, 2023	By:	/s/ JAMES P. LABE
James P. Labe
Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	James P. Labe		March 8, 2023

By:	/s/ CHRISTOPHER M. MATHIEU	Chief Financial Officer (Principal Financial and Accounting Officer)
	Christopher M. Mathieu		March 8, 2023

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President, Secretary, Treasurer and Director
	Sajal K. Srivastava		March 8, 2023

By:	/s/ GILBERT E. AHYE	Director
	Gilbert E. Ahye		March 8, 2023

By:	/s/ STEPHEN A. CASSANI	Director
	Stephen A. Cassani		March 8, 2023

By:	/s/ CYNTHIA M. FORNELLI	Director
	Cynthia M. Fornelli		March 8, 2023