Form 10-Q
period 2023-03-31
TriplePoint Private Venture Credit Inc.
filed 2023-05-04
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of May 4, 2023, the registrant had 20,297,200 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments at fair value (amortized cost of $453,693 and $447,814, respectively)	$441,998	$441,376
Cash and cash equivalents	37,205	32,162
Restricted cash	4,875	4,904
Deferred credit facility costs	1,513	1,779
Prepaid expenses and other assets	773	364
Total assets	$486,364	$480,585

Liabilities
Revolving Credit Facility	$109,000	$109,000
2027 Notes, net	74,235	74,193
Base management fee payable	1,348	1,312
Other accrued expenses and liabilities	10,581	11,445
Total liabilities	$195,164	$195,950
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	203	203
Paid-in capital in excess of par value	310,370	310,370
Total distributable loss	(19,373)	(25,938)
Total net assets	$291,200	$284,635
Total liabilities and net assets	$486,364	$480,585

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	20,297,200	20,297,200
Net asset value per common share	$14.32	$14.00

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Investment income
Interest income from investments	$16,660	$12,231
Other income
Expirations/terminations of unfunded commitments	1,078	206
Other fees	4	325
Total investment and other income	17,742	12,762

Operating expenses
Base management fee	1,348	1,073
Income incentive fee	—	1,853
Capital gains incentive fee	—	116
Interest expense and amortization of fees	3,971	1,622
Administration agreement expenses	482	433
General and administrative expenses	606	369
Total operating expenses	6,407	5,466

Net investment income	11,335	7,296

Net realized and unrealized gains/(losses)
Net realized gains/(losses) on investments	502	(1,192)
Net change in unrealized gains/(losses) on investments	(5,257)	1,774
Net realized and unrealized gains/(losses)	(4,755)	582

Net increase in net assets resulting from operations	$6,580	$7,878

Basic and diluted net investment income per common share	$0.56	$0.45
Basic and diluted net increase in net assets per common share	$0.32	$0.48
Basic and diluted weighted average shares of common stock outstanding	20,297,200	16,293,025

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance at December 31, 2021	13,991,836	$140	525	$—	$213,204	$6,418	$219,762
Issuance of common stock	4,230,678	42	—	—	67,427	—	67,469
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	7,878	7,878
Balance at March 31, 2022	18,222,514	$182	525	$—	$280,631	$14,281	$295,094

Balance at December 31, 2022	20,297,200	$203	525	$—	$310,370	$(25,938)	$284,635
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	6,580	6,580
Balance at March 31, 2023	20,297,200	$203	525	$—	$310,370	$(19,373)	$291,200

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$6,580	$7,878
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(15,282)	(54,383)
Principal payments and proceeds from investments	12,099	27,710
Payment-in-kind interest on investments	(21)	(196)
Net change in unrealized (gains) losses on investments	5,257	(1,774)
Net realized (gains) losses on investments	(502)	1,192
Amortization and accretion of premiums and discounts, net	(2,115)	(2,838)
Amortization of debt fees and issuance costs	235	185
Change in operating assets and liabilities:
Prepaid expenses and other assets	(409)	142
Base management fee payable	36	275
Income incentive fee payable	—	409
Capital gains incentive fee payable	—	116
Other accrued expenses and liabilities	(864)	(4,408)
Net cash provided by (used in) operating activities	5,014	(25,692)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	—	30,000
Repayments under revolving credit facility	—	(62,500)
Proceeds from issuance of common stock	—	67,470
Net cash provided by financing activities	—	34,970
Net change in cash, cash equivalents and restricted cash	5,014	9,278
Cash, cash equivalents and restricted cash at beginning of period	37,066	21,072
Cash, cash equivalents and restricted cash at end of period	$42,080	$30,350

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$37,205	$29,406
Restricted cash	4,875	944
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$42,080	$30,350

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,514	$1,328
Excise taxes paid	$250	$32

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$1,816	$2,009	$2,014	3/31/2024
Total Aerospace and Defense - 0.69%*			1,816	2,009	2,014

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	667	667	667	5/31/2024
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	700	698	698	7/31/2024
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	460	457	457	9/30/2024
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	2/6/2023	173	171	171	2/28/2025
Total Application Software - 0.68%*			2,000	1,993	1,993

Business Applications Software
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)	9/30/2022	3,000	2,978	2,978	9/30/2024
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)	12/29/2022	1,000	984	984	12/31/2024
			4,000	3,962	3,962
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000	10,157	10,157	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	346	346	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	558	558	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	284	284	10/31/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	1/21/2022	347	350	350	1/31/2024
			11,510	11,695	11,695
Morty, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 10.00% EOT payment)	12/21/2022	7,000	6,924	6,862	6/30/2026
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	3,221	3,473	3,222	11/30/2023
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,839	1,600	4/30/2024
			4,989	5,312	4,822
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	2,028	2,016	6/30/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	2,028	2,016	6/30/2024
			4,000	4,056	4,032
Total Business Applications Software - 10.77%*			31,499	31,949	31,373

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.00% floor, 6.00% EOT payment)	9/9/2022	2,000	1,975	1,975	9/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,800	1,806	1,806	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 5.75% EOT payment)	11/18/2021	4,200	4,333	4,333	11/30/2023
			6,000	6,139	6,139
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)(2)	12/30/2021	5,000	4,998	4,998	12/31/2025
Cart.com, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.75% EOT payment)(2)	11/8/2022	1,000	990	990	5/31/2026
			6,000	5,988	5,988
Certamen Ventures Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.00% EOT payment)	11/30/2021	6,945	7,011	7,011	11/30/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	2/15/2022	1,940	1,963	1,963	8/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	4/25/2022	1,828	1,836	1,836	10/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	8/1/2022	705	701	701	1/31/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	10/7/2022	2,526	2,494	2,494	4/30/2026
			6,999	6,994	6,994
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 0.00% EOT payment)(2)	1/18/2023	213	209	209	1/31/2027
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	4,170	4,284	4,284	7/31/2024
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	5/4/2022	1,500	1,484	1,484	5/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	1,221	10/28/2023
RenoRun, Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)	12/30/2021	600	594	565	12/31/2025
RenoRun, Inc.(1)(3)	Convertible Note (4.00% interest rate)(2)	12/30/2021	300	300	294	12/30/2023
			900	894	859
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	6/15/2022	484	478	489	6/30/2025
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 7.50% EOT payment)(2)	6/15/2022	402	408	428	6/15/2023
			886	886	917
Vecna Robotics, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 9.00% EOT payment)	12/16/2022	4,500	4,199	4,199
Total Business Products and Services - 14.18%*			42,535	42,532	41,280

Business/Productivity Software
Construction Finance Corporation	Revolver (Prime + 6.25% interest rate, 9.50% floor, 3.25% EOT payment)(2)	7/8/2022	24	23	23	1/7/2024
Idelic Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 9.50% EOT payment)(2)	9/14/2022	4,000	3,998	3,998	3/31/2026
Manufactured Networks, Inc.	Revolver (Prime + 7.75% interest rate, 7.75% floor, 2.00% EOT payment)(2)	5/6/2022	656	661	661	11/6/2023
Manufactured Networks, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	10/24/2022	500	498	498	4/30/2026
			1,156	1,159	1,159
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK, 7.60% EOT payment)(2)	3/30/2022	1,063	1,064	1,064	3/31/2027
Total Business/Productivity Software - 2.14%*			6,243	6,244	6,244

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	3,000	2,947	2,947	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	2,500	2,456	2,456	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	1,000	983	983	2/28/2026
			6,500	6,386	6,386
Iris Automation, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 4.75% EOT payment)(2)	2/11/2022	964	966	966	2/28/2025
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	110	108	108	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	300	293	293	1/31/2027
			410	401	401
Total Computer Hardware - 2.66%*			7,874	7,753	7,753

Consumer Finance
Activehours, Inc.	Revolver (Prime + 4.25% interest rate, 8.50% floor, 0.00% EOT payment)(2)	12/30/2022	10,000	9,900	9,987	12/30/2025
Cherry Technologies Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.50% EOT payment)(2)	5/6/2022	8,500	8,502	8,502	11/30/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Cherry Technologies Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.50% EOT payment)(2)	7/14/2022	5,500	5,472	5,472	1/31/2025
			24,000	23,874	23,961
The Aligned Company	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	6,000	6,111	6,111	4/30/2025
Vestwell Holdings Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 8.00% EOT payment)(2)	9/30/2022	7,000	6,976	6,976	3/31/2026
Total Consumer Finance - 12.72%*			37,000	36,961	37,048

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,289	2,356	2,345	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,013	1,013	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	1,000	1,000	1,000	10/31/2025
			2,000	2,013	2,013
Trueskin GmbH(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 7.25% EOT payment)(2)	1/9/2023	1,077	1,065	1,075	1/31/2026
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)(2)	5/18/2022	375	375	365	11/30/2024
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	6/9/2022	250	253	245	3/31/2025
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	8/5/2022	375	378	365	5/31/2025
			1,000	1,006	975
Total Consumer Non-Durables - 2.20%*			6,366	6,440	6,408

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	763	763	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	250	249	249	12/31/2024
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	875	858	858	3/31/2025
			1,875	1,870	1,870
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	10,047	10,047	5/31/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)(2)	10/13/2022	2,520	2,503	2,684	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,512	1,501	1,611	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,642	1,630	1,745	4/30/2026
			5,674	5,634	6,040
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	4/14/2022	723	709	688	4/30/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	7/14/2022	268	260	272	7/31/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	11/14/2022	69	66	66	11/30/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	3/15/2023	529	489	482	3/31/2026
			1,589	1,524	1,508
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	5/16/2022	50	51	51	5/31/2025
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	7/5/2022	100	101	101	7/31/2025
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	7/27/2022	100	101	101	7/31/2025
			250	253	253
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	6/27/2022	333	334	334	3/31/2025
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	8/12/2022	111	111	111	5/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	12/9/2022	222	219	219	9/30/2025
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	3/1/2023	333	327	327	11/30/2025
			999	991	991
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	577	583	583	9/30/2024
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	4,800	4,736	4,736	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	2,250	2,216	2,216	6/30/2025
			7,627	7,535	7,535
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	1,250	1,241	1,215	7/31/2025
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	10/21/2022	1,250	1,232	1,202	10/31/2025
			2,500	2,473	2,417
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	31	31	31	4/30/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	76	76	76	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	500	501	501	5/31/2025
			607	608	608
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 3.75% floor, 7.75% EOT payment)	8/12/2021	3,532	3,617	3,480	8/31/2025
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 3.75% floor, 6.00% EOT payment)(2)	5/25/2022	3,000	2,997	2,893	5/31/2025
			6,532	6,614	6,373
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,720	1,709	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,403	3,381	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	5,176	5,140	2/28/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	5,172	5,136	2/28/2025
			15,000	15,471	15,366
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	10/14/2021	1,252	1,313	1,308	8/9/2023
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	5,000	4,858	4,797	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/17/2022	1,000	989	989	8/31/2026
			7,252	7,160	7,094
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	2,000	1,970	1,970	12/31/2025
Mystery Tackle Box, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 9.25% EOT payment)(2)	4/29/2022	1,000	1,009	1,009	1/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	6/6/2022	537	523	525	6/30/2026
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/29/2022	301	292	313	8/31/2026
			838	815	838
Nate, Inc.(7)	Growth Capital Loan (Prime + 1.00% interest rate, 4.25% floor, 0.50% EOT payment)(2)	3/3/2022	2,351	2,305	802	5/31/2023
Nate, Inc.(7)	Growth Capital Loan (Prime + 2.75% interest rate, 6.00% floor, 1.00% EOT payment)(2)	3/3/2022	1,560	1,533	532	5/31/2023
Nate, Inc.(7)	Growth Capital Loan (Prime + 2.75% interest rate, 6.00% floor, 1.00% EOT payment)(2)	4/26/2022	3,120	3,055	1,065	5/31/2023
Nate, Inc.(7)	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)(2)	4/26/2022	779	766	266	5/31/2023
			7,810	7,659	2,665
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	588	587	587	6/30/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	204	204	12/31/2026
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	172	169	169	2/28/2027
			967	960	960
Project 1920, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	351	3/25/2023
Spinn, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	949	968	949	8/31/2024
Tempo Interactive Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	4/27/2022	5,625	5,660	5,660	4/30/2025
Untitled Labs, Inc.	Growth Capital Loan (11.50% interest rate, 5.00% EOT payment)(2)	6/23/2022	417	413	407	6/30/2026
Untitled Labs, Inc.	Growth Capital Loan (13.00% interest rate, 5.00% EOT payment)(2)	10/20/2022	583	574	569	10/31/2026
			1,000	987	976
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,461	3,489	2,688	1/31/2025
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	5/27/2021	1,748	1,753	1,301	5/31/2025
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	1/31/2022	804	796	611	1/31/2026
VanMoof Global Holding B.V.(1)(3)(7)	Revolver (Prime + 4.75% interest rate, 4.75% floor, 6.00% EOT payment)(2)	10/31/2022	1,500	1,485	1,380	10/31/2023
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	1/23/2023	369	362	347	12/31/2023
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/1/2023	410	402	382	12/31/2023
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/7/2023	354	347	336	12/31/2023
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/14/2023	355	348	336	12/31/2023
			9,001	8,982	7,381
Total Consumer Products and Services - 28.46%*			89,445	89,547	82,861

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	7/21/2021	1,228	1,260	1,136	7/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	10/13/2021	1,141	1,150	1,125	10/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	11/19/2021	1,155	1,198	1,169	11/30/2024
Total Cultivation - 1.18%*			3,524	3,608	3,430

Database Software
SiSense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	12/28/2021	6,500	6,683	6,683	6/30/2024
Total Database Software - 2.29%*			6,500	6,683	6,683

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.25% floor, 6.50% EOT payment)	9/29/2021	12,500	12,514	12,514	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,077	10,077	6/30/2027
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,677	4,611	12/31/2023
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	3,000	2,992	2,902	12/31/2024
TFG Holding, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)	3/31/2022	1,000	995	968	9/30/2025
			8,500	8,664	8,481
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,664	6,624	11/30/2024
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	1,000	999	989	12/31/2025
			7,500	7,663	7,613

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Total E-Commerce - Clothing and Accessories - 13.28%*			38,500	38,918	38,685

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	3,477	3,568	3,553	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	263	270	268	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	315	322	320	8/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	10/6/2021	1,458	1,482	1,471	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	947	959	951	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	2,540	2,573	2,552	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	848	856	848	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	324	327	324	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	57	57	57	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	1,836	1,847	1,828	1/31/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	700	698	688	4/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	263	263	259	4/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	9/21/2022	1,710	1,679	1,649	9/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/1/2022	3,078	3,011	2,954	10/31/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/22/2022	184	179	175	12/31/2024
			18,000	18,091	17,897
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,604	1,588	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	750	741	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,592	1,574	8/31/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)(2)	2/17/2023	3,635	3,531	3,466	8/31/2025
			7,491	7,477	7,369
Total E-Commerce - Personal Goods - 8.68%*			25,491	25,568	25,266

Energy
Arcadia Power, Inc.	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)	5/6/2022	5,000	5,021	4,879	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	6/29/2022	5,000	4,942	4,848	12/31/2026
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	4,421	4,480	4,431	12/31/2024
Total Energy - 4.86%*			14,421	14,443	14,158

Entertainment Software
Encore Music Technologies, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 4.50% EOT payment)(2)	4/20/2022	855	857	836	4/30/2025
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/17/2022	3,000	3,013	3,013	5/31/2025
Total Entertainment Software - 1.32%*			3,855	3,870	3,849

Financial Software
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 6.75% floor, 0.00% EOT payment)(2)	4/6/2022	274	271	271	10/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Parker Group Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 8.25% EOT payment)(2)	4/6/2022	700	711	711	4/30/2025
			974	982	982
Zolve Innovations Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 0.00% EOT payment)	7/28/2022	1,000	987	987	1/31/2025
Total Financial Software - 0.68%*			1,974	1,969	1,969

Food Products
AllPlants Ltd(1)(3)	Revolver (Prime + 2.50% interest rate, 8.00% floor, 3.00% EOT payment)(2)	5/24/2021	1,291	1,330	1,172	12/31/2022
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	245	251	222	7/31/2025
AllPlants Ltd(1)(3)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 8.00% EOT payment)(2)	9/1/2022	901	911	974	8/31/2026
Total Food Products - 0.81%*			2,437	2,492	2,368

Healthcare Services
Hey Favor, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.25% EOT payment)	8/5/2022	8,000	7,971	7,804	8/31/2024
Levels Health Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.25% floor, 2.00% EOT payment)	10/13/2021	636	641	641	10/31/2024
Total Healthcare Services - 2.90%*			8,636	8,612	8,445

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,281	5,281	12/31/2024
Total Healthcare Technology Systems - 1.81%*			5,000	5,281	5,281

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	1/11/2023	2,716	2,677	2,677	1/11/2025
Total Human Capital Services - 0.92%*			2,716	2,677	2,677

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,315	5,341	10/31/2024
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,657	2,670	10/31/2024
Total Infrastructure - 2.75%*			7,500	7,972	8,011

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	482	482	12/31/2025
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	3/24/2023	500	478	478	3/21/2026
			1,000	960	960
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	8,182	8,182	2/28/2025
Total Life and Health Insurance - 3.14%*			9,000	9,142	9,142

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 5.00% interest rate, 8.50% EOT payment)	7/1/2021	2,500	2,540	2,507	12/31/2024
Total Medical Software and Information Services - 0.86%*			2,500	2,540	2,507

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	5,000	4,917	4,917	3/31/2027
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	8/12/2021	1,569	1,640	1,631	2/29/2024
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	9/30/2021	1,023	1,046	1,040	3/31/2024
			2,592	2,686	2,671
Total Multimedia and Design Software - 2.61%*			7,592	7,603	7,588

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	501	489	9/30/2025
Jerry Services, Inc.	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	500	491	491	3/17/2023
			1,000	992	980
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	3,075	3,042	3,042	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	10/5/2022	1,463	1,441	1,441	10/31/2025
			4,538	4,483	4,483
Total Other Financial Services - 1.88%*			5,538	5,475	5,463

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,633	2,633	9/30/2025
Common Living Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,895	4,895	9/30/2025
			7,242	7,528	7,528
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,283	2,107	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,283	2,108	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/4/2022	2,051	2,019	2,025	7/31/2025
			6,587	6,585	6,240
Homelight, Inc.	Growth Capital Loan (17.25% interest rate, 0.00% EOT payment)(2)	12/30/2022	500	492	492	12/31/2026
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)	12/30/2021	4,000	4,114	4,094	6/30/2024
Homeward, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	4,000	3,914	3,896	12/31/2024
			8,000	8,028	7,990
MCN Investments Ltd.(1)(3)	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	2/28/2023	800	802	802	8/31/2023
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/25/2022	1,000	1,023	1,023	5/31/2024
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	12/27/2022	1,000	997	997	12/31/2024
			2,000	2,020	2,020
Ribbon Home, Inc.(7)	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.00% EOT payment)(2)	6/25/2021	2,139	2,138	1,083	6/30/2024
Ribbon Home, Inc.(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	12/30/2021	1,958	1,922	992	12/31/2025
Ribbon Home, Inc.(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.75% EOT payment)(2)	8/16/2022	5,875	5,818	2,975	8/31/2026
			9,972	9,878	5,050
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	252	247	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	804	788	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	222	218	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	106	104	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	444	435	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	210	206	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	152	149	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,379	1,351	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	764	748	12/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	171	167	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	116	114	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	300	294	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,108	1,082	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	989	966	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	216	210	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	198	193	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	99	97	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	147	143	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	354	344	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	554	537	12/31/2025
			8,584	8,585	8,393
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/10/2021	2,400	2,407	2,407	12/31/2024
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	7/15/2022	1,600	1,572	1,572	7/31/2025
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	9/26/2022	1,000	977	977	9/30/2025
			5,000	4,956	4,956
Total Real Estate Services - 14.93%*			48,685	48,874	43,471

Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	1,492	1,490	1,486	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,114	1,127	1,123	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,500	1,514	1,508	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,817	1,810	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,817	1,810	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	900	909	905	12/31/2024
Total Social/Platform Software - 2.97%*			8,606	8,674	8,642

Total Debt Investments - 142.38%*			$427,253	$429,829	$414,609

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$93	$763
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	197
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	66
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	6,747	58	58
Total Aerospace and Defense - 0.37%*				309	1,084

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,163	10	9
Total Application Software - —%*				10	9

Business Applications Software
Blueboard Inc.	Common Stock	3/11/2021	209,302	42	25
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	59
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	118
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	575
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	144
				450	719
Morty, Inc.	Preferred Stock	10/1/2021	88,980	66	4
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	75
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	29
Total Business Applications Software - 0.37%*				781	1,080

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	45
Cardless Inc.	Common Stock	11/18/2021	12,903	28	7
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	94
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	5
				125	99
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	76
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	146
				127	222
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	134
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	205
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	22
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	15
				374	242
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	5/4/2022	114,041	26	9
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
RenoRun, Inc.(1)(3)	Preferred Stock	12/30/2021	4,242	93	—
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock	12/16/2022	51,590	308	308
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	26
Total Business Products and Services - 0.43%*				1,432	1,254

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	318
Total Business to Business Marketplace - 0.11%*				156	318

Business/Productivity Software
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	14
Highbeam, Inc.	Common Stock(2)	2/10/2023	21,133	1	1
Idelic Inc.	Preferred Stock(2)	12/10/2021	30,551	46	46
Manufactured Networks, Inc.(11)	Preferred Stock(2)	5/6/2022	—	—	—

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	19
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
Total Business/Productivity Software - 0.03%*				68	84

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - —%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	27
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Iris Automation, Inc.	Preferred Stock(2)	2/11/2022	43,365	24	24
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	24,022	31	31
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	13,940	92	58
Total Computer Hardware - 0.09%*				265	249

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	267
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	33
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	80
				225	380
Cherry Technologies Inc.	Preferred Stock(2)	11/23/2021	77,891	195	432
The Aligned Company	Preferred Stock	10/21/2021	17,564	50	772
The Aligned Company	Preferred Stock	10/21/2021	569	8	8
				58	780
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	772
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.82%*				576	2,394

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	8
Athletic Greens International, Inc.	Preferred Stock(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	12
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	16
				30	28
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Underground Enterprises, Inc.(11)	Preferred Stock(2)	5/18/2022	—	—	—
Total Consumer Non-Durables - 0.02%*				64	49

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	13,587	10	10
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	460
Clutter Inc.	Preferred Stock(2)	9/30/2020	31,575	43	43
Clutter Inc.	Preferred Stock(2)	10/5/2022	51,121	70	70
				113	113
Dance Gmbh(1)(3)	Preferred Stock(2)	3/31/2022	35	37	16
Dance Gmbh(1)(3)	Preferred Stock(2)	2/21/2023	45	21	21
				58	37
Elektra Mobility Inc.(11)	Preferred Stock(2)	5/6/2022	—	—	—
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	12
Ever/Body, Inc.	Preferred Stock	9/7/2021	281,262	138	84
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	25
Flink SE(1)(3)	Common Stock(2)	4/13/2022	18	23	24
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	12

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Good Eggs, Inc.	Preferred Stock	8/12/2021	83,265	142	3
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	144
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	35
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	25
				130	204
Immersive Group Gaming LTD(1)	Preferred Stock(2)	7/12/2021	451,039	115	86
JOKR S.a.r.l.(1)(3)	Preferred Stock	10/14/2021	20,944	536	485
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	8/10/2022	746	3	8
				539	493
Lower Holding Company	Preferred Stock	12/28/2022	36,608	47	6
Mystery Tackle Box, Inc.	Preferred Stock(2)	4/29/2022	64,286	14	22
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	5
Nate, Inc.	Preferred Stock(2)	12/31/2021	53,012	230	—
NxFoods GmbH(1)(3)(11)	Preferred Stock(2)	6/1/2022	—	—	—
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	5
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	2
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	10
Tempo Interactive Inc.	Preferred Stock	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Untitled Labs, Inc.	Common Stock(2)	6/23/2022	22,727	15	23
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	—
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	10/31/2022	33,112	4	—
				62	—
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares(2)	10/7/2022	192	9	8
Total Consumer Products and Services - 0.61%*				2,013	1,779

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock(2)	5/27/2020	1,278	1,223	478
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	7/16/2021	62	133	16
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	10/12/2021	52	107	13
Total Cultivation - 0.17%*				1,463	507

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	233
Total Database Software - 0.09%*				116	254

E-Commerce - Clothing and Accessories
Dia Styling Co.(11)	Preferred Stock(2)	6/30/2022	—	—	—
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	117
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	268
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	63
TFG Holding, Inc.	Common Stock	3/31/2022	9,360	26	8
				275	71
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	205
Total E-Commerce - Clothing and Accessories - 0.23%*				907	661

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock	7/6/2021	2,960	146	50
Forum Brands, LLC	Preferred Stock	12/23/2021	2,714	188	46
				334	96
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	563
Total E-Commerce - Personal Goods - 0.23%*				923	659

Elder and Disabled Care

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	238
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	101
				194	339
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	593
Total Energy - 0.32%*				231	932

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	15
FRVR Limited(1)(3)(11)	Preferred Stock(2)	5/17/2022	—	—	—
Total Entertainment Software - 0.01%*				15	15

Financial Software
Parker Group Inc.	Common Stock(2)	4/6/2022	2,667	9	9
Wisetack, Inc.(1)	Common Stock(2)	12/21/2022	11,543	42	42
Zolve Innovations Inc.	Preferred Stock	7/28/2022	3,172	9	9
Total Financial Software - 0.02%*				60	60

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	4,635	77	37
Total Food Products - 0.01%*				77	37

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	5
Total General Media and Content - —%*				5	5

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Hey Favor, Inc.	Common Stock	12/31/2021	121,954	122	34
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	216
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	12
Wispr AI, Inc.(11)	Preferred Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 0.09%*				173	263

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	90,178	219	218
Calibrate Health, Inc.	Preferred Stock(2)	10/19/2021	28,012	35	35
				254	253
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	7
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.24%*				641	689

Home Furnishings
Petra Living, Inc.	Preferred Stock(2)	6/9/2021	76,783	48	75
Petra Living, Inc.	Preferred Stock(2)	8/24/2021	38,391	24	38
Petra Living, Inc.	Preferred Stock(2)	10/19/2021	38,391	17	38
Total Home Furnishings - 0.05%*				89	151

Household Products
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	—
Total Household Products - —%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	713

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	—	—
				91	713
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.37%*				289	1,080

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.05%*				154	135

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	59
GoEuro Corp.(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	65
Total Infrastructure - 0.04%*				155	124

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	29
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	81
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	4
Total Life and Health Insurance - 0.04%*				120	114

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	2
HI LLC (Kernel)	Common Stock(2)	2/28/2023	175,000	44	44
Total Medical Software and Information Services - 0.02%*				92	46

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	83
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	81
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	105
				185	186
Total Multimedia and Design Software - 0.09%*				262	269

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.06%*				180	180

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	2,235	8	11
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	162
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	36
Total Other Financial Services - 0.07%*				241	209

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Demain ES(1)(3)	Preferred Stock	12/30/2021	3,191	153	47
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Homelight, Inc.	Preferred Stock(2)	7/27/2022	2,446	8	8
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	42
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Mynd Management, Inc.	Preferred Stock(2)	5/27/2020	43,472	83	127
Mynd Management, Inc.	Preferred Stock(2)	5/25/2022	1,544	1	1
				84	128
Ribbon Home, Inc.	Common Stock	3/5/2021	24,280	226	—
Ribbon Home, Inc.	Common Stock	12/30/2021	12,272	114	—
				340	—

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	217
YDC, Inc.	Preferred Stock	12/10/2021	25,509	116	133
Total Real Estate Services - 0.79%*				1,519	2,303

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	30
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	30
				60	60
Total Social/Platform Software - 0.03%*				103	85

Software Development Applications
Appex Group, Inc.(11)	Preferred Stock(2)	11/15/2021	14,621	—	—
Appex Group, Inc.(11)	Preferred Stock(2)	4/14/2022	—	—	—
				—	—
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	223
Total Software Development Applications - 0.08%*				65	223

Total Warrant Investments - 6.05%*				$13,787	$17,604

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$92
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	142	142
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	272
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	405
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.34%*				1,100	993

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	178
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	2/15/2022	48	570	545
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.37%*				1,125	1,072

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	324
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	234
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	500
Total Business to Business Marketplace - 0.36%*				950	1,058

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	132
Total Consumer Finance - 0.05%*				100	132

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	187
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	55
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	210
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	146
				331	356
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,593	375	368
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,107	75	73
				450	441
NxFoods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	250
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	56,023	168	—
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.59%*				1,951	1,711

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	45
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	57
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	80
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	60
				106	197
Total E-Commerce - Personal Goods - 0.08%*				196	242

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.10%*				264	294

Energy

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	245
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	700
Total Energy - 0.32%*				867	945

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	150
Total Financial Services - 0.05%*				150	150

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.03%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	333
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	200
Total Healthcare Services - 0.25%*				720	720

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	3
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	2
Total Healthcare Technology Systems - —%*				15	5

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.05%*				150	150

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	98
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	76
Total Infrastructure - 0.06%*				161	174

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	80
Total Life and Health Insurance - 0.03%*				80	80

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	58
Total Multimedia and Design Software - 0.02%*				58	58

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	8
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	944
Total Other Financial Services - 0.33%*				698	952

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	443
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
Ribbon Home, Inc.	Preferred Stock(2)	6/29/2021	31,149	500	—
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	110
Total Real Estate Services - 0.20%*				1,092	596

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	303
Total Software Development Applications - 0.10%*				250	303

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Equity Investments - 3.36%*				$10,077	$9,785

Total Investments in Portfolio Companies - 151.78%*(4)				$453,693	$441,998

Total Investments - 151.78%*(5)				$453,693	$441,998
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2023, non-qualifying assets represented 14.1% of the Company’s total assets, at fair value.
(2)As of March 31, 2023, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of March 31, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $442.0 million at fair value and represented 151.8% of the Company’s net assets. In addition, unless otherwise indicated, as of March 31, 2023, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)Except for equity in one public company, as denoted by footnote 11 to this Schedule of Investments, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $9.2 million, $20.9 million and $11.7 million, respectively, for the March 31, 2023 investment portfolio. The tax cost of investments is $453.7 million.
(7)Debt is on non-accrual status as of March 31, 2023 and is therefore considered non-income producing. Non-accrual investments as of March 31, 2023 had a total cost and fair value of $29.0 million and $16.3 million, respectively.
(8)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(9)Non-income producing investments.
(10)Acquisition date represents the date of the investment in the portfolio investment.
(11)Investment is publicly traded and listed on the New York Stock Exchange and is not subject to restrictions on sales.
(12)Number of shares and/or fair value will be determined based on the occurrence of future events.
*    Value as a percentage of net assets.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$2,238	$2,405	$2,411	3/31/2024
Total Aerospace and Defense - 0.85%*			2,238	2,405	2,411

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	667	664	664	5/31/2024
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	700	694	694	7/31/2024
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	460	454	454	9/30/2024
Total Application Software - 0.64%*			1,827	1,812	1,812

Business Applications Software
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)	9/30/2022	3,000	2,964	2,964	9/30/2024
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)(2)	12/29/2022	1,000	979	979	12/31/2024
			4,000	3,943	3,943
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000	10,064	10,064	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	343	343	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	553	553	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	283	283	10/31/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	1/21/2022	347	348	348	1/31/2024
			11,510	11,591	11,591
Morty, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 10.00% EOT payment)(2)	12/21/2022	7,000	6,871	6,871	6/30/2026
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	3,221	3,446	3,116	11/30/2023
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,839	1,563	4/30/2024
			4,989	5,285	4,679
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	2,015	1,995	6/30/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	2,015	1,995	6/30/2024
			4,000	4,030	3,990
Total Business Applications Software - 10.92%*			31,499	31,720	31,074

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.00% floor, 6.00% EOT payment)	9/9/2022	2,000	1,955	1,955	9/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,800	1,800	1,800	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 5.75% EOT payment)	11/18/2021	4,200	4,295	4,295	11/30/2023
			6,000	6,095	6,095
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)(2)	12/30/2021	5,000	4,965	4,965	12/31/2025
Cart.com, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.75% EOT payment)(2)	11/8/2022	1,000	983	983	5/31/2026
			6,000	5,948	5,948
Certamen Ventures Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 7.75% floor, 3.00% EOT payment)	11/30/2021	6,945	6,988	6,988	11/30/2024
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	2/15/2022	1,940	1,945	1,945	8/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	4/25/2022	1,828	1,819	1,819	10/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	8/1/2022	705	695	695	1/31/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value		Maturity Date
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	10/7/2022	2,526	2,474	2,474		4/30/2026
			6,999	6,933	6,933
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	4,872	4,915	4,915		7/31/2024
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	5/4/2022	1,500	1,472	1,472		5/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	1,857		10/28/2023
RenoRun, Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)	12/30/2021	600	591	591		12/31/2025
RenoRun, Inc.(1)(3)	Convertible Note (4.00% interest rate)(2)	12/30/2021	300	300	300		12/30/2023
			900	891	891	0
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	6/15/2022	484	474	473		6/30/2025
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 7.50% EOT payment)(2)	6/15/2022	472	468	479		6/15/2023
			956	942	952
Vecna Robotics, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 9.00% EOT payment)(2)	12/16/2022	4,500	4,145	4,145
Total Business Products and Services - 14.81%*			43,094	42,753	42,151

Business/Productivity Software
Construction Finance Corporation	Revolver (Prime + 6.25% interest rate, 9.50% floor, 3.25% EOT payment)(2)	7/8/2022	28	28	28		1/7/2024
Idelic Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 9.50% EOT payment)(2)	9/14/2022	4,000	3,973	3,973		3/31/2026
Manufactured Networks, Inc.	Revolver (Prime + 7.75% interest rate, 7.75% floor, 2.00% EOT payment)(2)	5/6/2022	250	253	253		11/6/2023
Manufactured Networks, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	10/24/2022	500	495	495		4/30/2026
			750	748	748
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK, 7.60% EOT payment)(2)	3/30/2022	1,042	1,039	1,039		3/31/2027
Total Business/Productivity Software - 2.03%*			5,820	5,788	5,788

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	3,000	2,942	2,942		2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	2,500	2,451	2,451		2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	1,000	981	981		2/28/2026
			6,500	6,374	6,374
Iris Automation, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 4.75% EOT payment)(2)	2/11/2022	1,000	993	993		2/28/2025
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	110	107	107		10/31/2026
Total Computer Hardware - 2.63%*			7,610	7,474	7,474

Consumer Finance
Activehours, Inc.	Revolver (Prime + 4.25% interest rate, 8.50% floor, 0.00% EOT payment)(2)	12/30/2022	10,000	9,891	9,786		12/30/2025
Cherry Technologies Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.50% EOT payment)(2)	5/6/2022	8,500	8,444	8,444		11/30/2024
Cherry Technologies Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.50% EOT payment)(2)	7/14/2022	5,500	5,435	5,435		1/31/2025
			24,000	23,770	23,665
The Aligned Company	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	6,000	6,071	6,071		4/30/2025
Vestwell Holdings Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 8.00% EOT payment)(2)	9/30/2022	7,000	6,931	6,931		3/31/2026
Total Consumer Finance - 12.88%*			37,000	36,772	36,667

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,551	2,539		6/30/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,005	1,005	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 9.00% EOT payment)(2)	10/31/2022	1,000	990	990	10/31/2025
			2,000	1,995	1,995
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)(2)	5/18/2022	375	374	372	11/30/2024
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	6/9/2022	250	251	250	3/31/2025
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	8/5/2022	375	375	373	5/31/2025
			1,000	1,000	995
Total Consumer Non-Durables - 1.94%*			5,500	5,546	5,529

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	758	758	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	250	246	246	12/31/2024
			1,000	1,004	1,004
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	9,991	9,991	5/31/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)(2)	10/13/2022	2,520	2,496	2,625	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,512	1,497	1,575	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,642	1,626	1,706	4/30/2026
			5,674	5,619	5,906
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	4/14/2022	723	702	693	4/30/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	7/14/2022	268	258	275	7/31/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	11/14/2022	69	65	67	11/30/2025
			1,060	1,025	1,035
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	5/16/2022	50	50	50	5/31/2025
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	7/5/2022	100	100	100	7/31/2025
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	7/27/2022	100	100	100	7/31/2025
			250	250	250
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	6/27/2022	333	331	331	3/31/2025
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	8/12/2022	111	110	110	5/31/2025
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	12/9/2022	222	218	218	9/30/2025
			666	659	659
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	665	667	667	9/30/2024
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	4,800	4,697	4,697	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	2,250	2,198	2,198	6/30/2025
			7,715	7,562	7,562
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	1,250	1,231	1,202	7/31/2025
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	10/21/2022	1,250	1,222	1,190	10/31/2025
			2,500	2,453	2,392
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	31	31	31	4/30/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	76	75	75	5/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	500	497	497	5/31/2025
			607	603	603
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)	8/12/2021	3,626	3,684	3,665	8/31/2025
Good Eggs, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 6.00% EOT payment)(2)	5/25/2022	3,000	2,974	2,957	5/31/2025
			6,626	6,658	6,622
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,709	1,697	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,376	3,352	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	5,139	5,099	2/28/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	5,134	5,094	2/28/2025
			15,000	15,358	15,242
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	10/14/2021	1,252	1,288	1,282	8/9/2023
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	5,000	4,811	4,743	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/17/2022	1,000	985	985	8/31/2026
			7,252	7,084	7,010
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)(2)	12/28/2022	2,000	1,957	1,957	12/31/2025
Mystery Tackle Box, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 9.25% EOT payment)(2)	4/29/2022	1,000	1,000	1,000	1/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	6/6/2022	537	520	513	6/30/2026
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/29/2022	301	290	306	8/31/2026
			838	810	819
Nate, Inc.(7)	Growth Capital Loan (Prime + 1.00% interest rate, 4.25% floor, 0.50% EOT payment)(2)	3/3/2022	2,354	2,309	626	5/31/2023
Nate, Inc.(7)	Growth Capital Loan (Prime + 2.75% interest rate, 6.00% floor, 1.00% EOT payment)(2)	3/3/2022	1,562	1,535	415	5/31/2023
Nate, Inc.(7)	Growth Capital Loan (Prime + 2.75% interest rate, 6.00% floor, 1.00% EOT payment)(2)	4/26/2022	3,124	3,059	831	5/31/2023
Nate, Inc.(7)	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)(2)	4/26/2022	780	767	207	5/31/2023
			7,820	7,670	2,079
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	588	584	584	6/30/2026
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	203	203	12/31/2026
			795	787	787
Project 1920, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	351	351	3/25/2023
Spinn, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	1,000	1,011	1,004	8/31/2024
Tempo Interactive Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	4/27/2022	5,625	5,636	5,636	4/30/2025
Untitled Labs, Inc.	Growth Capital Loan (11.50% interest rate, 5.00% EOT payment)(2)	6/23/2022	417	411	404	6/30/2026
Untitled Labs, Inc.	Growth Capital Loan (13.00% interest rate, 5.00% EOT payment)(2)	10/20/2022	583	571	566	10/31/2026
			1,000	982	970
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,461	3,489	3,008	1/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	5/27/2021	1,748	1,753	1,491	5/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	1/31/2022	804	796	731	1/31/2026
VanMoof Global Holding B.V.(1)(3)	Revolver (Prime + 4.75% interest rate, 4.75% floor, 6.00% EOT payment)(2)	10/31/2022	1,500	1,485	1,475	10/31/2023
			7,513	7,523	6,705

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Total Consumer Products and Services - 27.96%*			86,291	85,993	79,584

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	7/21/2021	1,228	1,238	1,111	7/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	10/13/2021	1,141	1,131	1,122	10/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	11/19/2021	1,155	1,189	1,179	11/30/2024
Total Cultivation - 1.20%*			3,524	3,558	3,412

Database Software
SiSense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	12/28/2021	6,500	6,612	6,612	6/30/2024
Total Database Software - 2.32%*			6,500	6,612	6,612

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.25% floor, 6.50% EOT payment)	9/29/2021	12,498	12,422	12,417	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,053	10,053	6/30/2027
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,630	4,613	12/31/2023
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	3,000	2,965	2,945	12/31/2024
TFG Holding, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)	3/31/2022	1,000	986	980	9/30/2025
			8,500	8,581	8,538
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,616	6,570	11/30/2024
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	1,000	993	983	12/31/2025
			7,500	7,609	7,553
Total E-Commerce - Clothing and Accessories - 13.55%*			38,498	38,665	38,561

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	3,477	3,534	3,500	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	263	267	264	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	315	319	316	8/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	10/6/2021	1,458	1,468	1,448	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	947	950	936	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	2,540	2,550	2,511	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	848	848	834	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	324	324	319	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	57	57	56	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	1,836	1,830	1,797	1/31/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	700	691	677	4/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	263	260	255	4/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	9/21/2022	1,710	1,664	1,619	9/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/1/2022	3,078	2,985	2,900	10/31/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/22/2022	184	177	172	12/31/2024
			18,000	17,924	17,604

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,591	1,572	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	743	733	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,579	1,558	8/31/2024
			3,856	3,913	3,863
Total E-Commerce - Personal Goods - 7.54%*			21,856	21,837	21,467

Energy
Arcadia Power, Inc.	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)(2)	5/6/2022	5,000	4,997	4,868	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	6/29/2022	5,000	4,913	4,813	12/31/2026
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	5,000	5,035	4,973	12/31/2024
Total Energy - 5.15%*			15,000	14,945	14,654

Entertainment Software
Encore Music Technologies, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 4.50% EOT payment)(2)	4/20/2022	943	937	929	4/30/2025
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/17/2022	3,000	2,992	2,992	5/31/2025
Total Entertainment Software - 1.38%*			3,943	3,929	3,921

Financial Software
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 6.75% floor, 0.00% EOT payment)(2)	4/6/2022	300	296	296	10/31/2024
Parker Group Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 8.25% EOT payment)(2)	4/6/2022	700	705	705	4/30/2025
			1,000	1,001	1,001
Zolve Innovations Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 0.00% EOT payment)	7/28/2022	1,000	985	985	1/31/2025
Total Financial Software - 0.70%*			2,000	1,986	1,986

Food Products
AllPlants Ltd(1)(3)	Revolver (Prime + 2.50% interest rate, 8.00% floor, 3.00% EOT payment)(2)	5/24/2021	1,291	1,330	1,330	12/31/2022
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	268	271	234	7/31/2025
AllPlants Ltd(1)(3)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 8.00% EOT payment)(2)	9/1/2022	901	907	947	8/31/2026
Total Food Products - 0.82%*			2,460	2,508	2,511

Healthcare Services
Hey Favor, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.25% EOT payment)	8/5/2022	8,000	7,904	7,904	8/31/2024
Levels Health Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.25% floor, 2.00% EOT payment)	10/13/2021	727	729	729	10/31/2024
Total Healthcare Services - 3.03%*			8,727	8,633	8,633

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,238	5,238	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 9.00% interest rate, 16.00% floor, 3.00% EOT payment)(2)(13)	12/14/2022	220	168	168	2/11/2023
Medly Health Inc.	Growth Capital Loan (Prime + 9.00% interest rate, 16.00% floor, 3.00% EOT payment)(2)(13)	12/21/2022	732	732	732	2/11/2023
			952	900	900
Total Healthcare Technology Systems - 2.16%*			5,952	6,138	6,138

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 5.25% interest rate, 8.50% floor, 2.85% EOT payment)(2)	10/7/2021	3,010	3,013	3,013	6/30/2023
Total Human Capital Services - 1.06%*			3,010	3,013	3,013

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,298	5,328	10/31/2024
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,649	2,664	10/31/2024
Total Infrastructure - 2.81%*			7,500	7,947	7,992

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	478	478	12/31/2025
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	8,133	8,133	2/28/2025
Total Life and Health Insurance - 3.03%*			8,500	8,611	8,611

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (10.75% interest rate, 4.25% EOT payment)	7/1/2021	2,500	2,518	2,487	12/31/2024
Total Medical Software and Information Services - 0.87%*			2,500	2,518	2,487

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	5,000	4,895	4,895	3/31/2027
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	8/12/2021	1,975	2,021	2,007	2/29/2024
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	9/30/2021	1,265	1,265	1,256	3/31/2024
			3,240	3,286	3,263
Total Multimedia and Design Software - 2.87%*			8,240	8,181	8,158

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	498	485	9/30/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	3,075	3,021	3,021	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	10/5/2022	1,463	1,432	1,432	10/31/2025
			4,538	4,453	4,453
Total Other Financial Services - 1.73%*			5,038	4,951	4,938

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 9.25% EOT payment)	4/30/2021	2,500	2,626	2,619	4/30/2024
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.25% EOT payment)	3/18/2022	4,742	4,879	4,866	4/30/2024
			7,242	7,505	7,485
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,263	2,111	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,263	2,111	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/4/2022	2,051	2,003	2,057	7/31/2025
			6,587	6,529	6,279
Homelight, Inc.	Growth Capital Loan (17.25% interest rate, 0.00% EOT payment)(2)	12/30/2022	500	491	491	12/31/2026
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)	12/30/2021	4,000	4,066	4,043	6/30/2024
Homeward, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)(2)	12/30/2022	4,000	3,886	3,865	12/31/2024
			8,000	7,952	7,908
MCN Investments Ltd.(1)(3)	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	8/9/2022	400	400	400	2/28/2023
MCN Investments Ltd.(1)(3)	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	8/24/2022	400	400	400	2/28/2023
			800	800	800

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/25/2022	1,000	1,016	1,016	5/31/2024
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	12/27/2022	1,000	989	989	12/31/2024
			2,000	2,005	2,005
Ribbon Home, Inc.(7)	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.00% EOT payment)	6/25/2021	2,139	2,138	1,810	6/30/2024
Ribbon Home, Inc.(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)	12/30/2021	1,958	1,922	1,658	12/31/2025
Ribbon Home, Inc.(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.75% EOT payment)(2)	8/16/2022	5,875	5,818	4,973	8/31/2026
			9,972	9,878	8,441
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	2,106	2,109	3/31/2023
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	525	525	4/30/2023
			2,500	2,631	2,634
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	250	245	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	799	781	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	220	215	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	105	103	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	441	431	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	208	204	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	151	147	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,370	1,338	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	759	741	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	170	166	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	115	112	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	298	291	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,100	1,071	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	982	956	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	214	208	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	197	191	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	98	96	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	146	141	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	352	341	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	551	533	12/31/2025
			8,584	8,526	8,311
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/10/2021	2,400	2,387	2,387	12/31/2024
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	7/15/2022	1,600	1,560	1,560	7/31/2025
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	9/26/2022	1,000	969	969	9/30/2025
			5,000	4,916	4,916
Total Real Estate Services - 17.31%*			51,185	51,233	49,270

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	1,789	1,777	1,772	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,114	1,123	1,117	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,500	1,507	1,500	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,808	1,799	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,809	1,800	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	900	904	900	12/31/2024
Total Social/Platform Software - 3.12%*			8,903	8,928	8,888

Total Debt Investments - 145.29%*			$424,215	$424,456	$413,558

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$765
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	197
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	66
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	6,747	58	58
Total Aerospace and Defense - 0.38%*				311	1,086

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,163	10	9
Total Application Software - —%*				10	9

Business Applications Software
Blueboard Inc.	Common Stock	3/11/2021	209,302	42	137
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	59
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	118
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	575
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	144
				450	719
Morty, Inc.	Preferred Stock(2)	10/1/2021	88,980	66	66
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,159	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	74
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	53
Total Business Applications Software - 0.47%*				781	1,328

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	50
Cardless Inc.	Common Stock	11/18/2021	12,903	28	58
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	94
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	5
				125	99
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	47
Certamen Ventures Inc.	Preferred Stock(2)	12/1/2022	90,266	33	33
				75	80
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	134
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	205
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	22
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	15
				374	242
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	5/4/2022	114,041	26	9
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
RenoRun, Inc.(1)(3)	Preferred Stock	12/30/2021	4,242	93	93
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	308
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	25
Total Business Products and Services - 0.44%*				1,380	1,260

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	318
Total Business to Business Marketplace - 0.11%*				156	318

Business/Productivity Software
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	14
Idelic Inc.	Preferred Stock(2)	12/10/2021	30,551	46	46
Manufactured Networks, Inc.(12)	Preferred Stock(2)	5/6/2022	—	—	—
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	19
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	6,941	7	6

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Business/Productivity Software - 0.03%*				70	85

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - —%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	27
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	62,874	77	148
Iris Automation, Inc.	Preferred Stock(2)	2/11/2022	43,365	24	24
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	21,909	28	28
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	13,940	92	58
Total Computer Hardware - 0.10%*				300	285

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	267
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	33
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	80
				225	380
Cherry Technologies Inc.	Preferred Stock(2)	11/23/2021	77,891	195	406
The Aligned Company	Preferred Stock	10/21/2021	17,564	50	772
The Aligned Company	Preferred Stock	10/21/2021	569	8	8
				58	780
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	772
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.83%*				576	2,368

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	8
Athletic Greens International, Inc.	Preferred Stock(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	12
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	16
				30	28
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Underground Enterprises, Inc.(12)	Preferred Stock(2)	5/18/2022	—	—	—
Total Consumer Non-Durables - 0.02%*				64	49

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	10,307	8	8
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	395
Clutter Inc.	Preferred Stock(2)	9/30/2020	19,649	113	113
Dance Gmbh(1)(3)	Preferred Stock(2)	3/31/2022	35	37	36
Elektra Mobility Inc.(12)	Preferred Stock(2)	5/6/2022	—	—	—
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	12
Ever/Body, Inc.	Preferred Stock	9/7/2021	281,262	138	202
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	24
Flink SE(1)(3)	Common Stock(2)	4/13/2022	18	23	24
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	12
Good Eggs, Inc.	Preferred Stock	8/12/2021	577,717	142	14
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	144
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	35
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	25
				130	204
Immersive Group Gaming LTD(1)	Preferred Stock(2)	7/12/2021	451,039	115	86

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
JOKR S.a.r.l.(1)(3)	Preferred Stock	10/14/2021	20,944	536	485
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	8/10/2022	746	3	8
				539	493
Lower Holding Company	Preferred Stock(2)	12/28/2022	36,608	47	47
Mystery Tackle Box, Inc.	Preferred Stock(2)	4/29/2022	12,799	14	4
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	5
Nate, Inc.	Preferred Stock(2)	12/31/2021	53,012	230	—
NxFoods GmbH(1)(3)(12)	Preferred Stock(2)	6/1/2022	—	—	—
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	5
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	2
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	10
Tempo Interactive Inc.	Preferred Stock	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Untitled Labs, Inc.	Common Stock(2)	6/23/2022	22,727	15	23
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	72
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	10/31/2022	33,112	4	4
				62	76
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	64
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	73
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares(2)	10/7/2022	192	9	8
Total Consumer Products and Services - 0.68%*				1,990	1,935

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock(2)	5/27/2020	1,278	1,221	466
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	7/16/2021	62	133	16
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	10/12/2021	52	107	12
Total Cultivation - 0.17%*				1,461	494

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	233
Total Database Software - 0.09%*				116	254

E-Commerce - Clothing and Accessories
Dia Styling Co.(12)	Preferred Stock(2)	6/30/2022	—	—	—
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	117
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	257
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	63
TFG Holding, Inc.	Common Stock	3/31/2022	9,360	26	8
				275	71
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	205
Total E-Commerce - Clothing and Accessories - 0.23%*				907	650

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock	7/6/2021	2,960	146	50
Forum Brands, LLC	Preferred Stock	12/23/2021	2,714	188	46
				334	96
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	792
Total E-Commerce - Personal Goods - 0.31%*				923	888

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	270
Arcadia Power, Inc.	Preferred Stock(2)	6/29/2022	19,795	117	117
				194	387

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	593
Total Energy - 0.34%*				231	980

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	15
FRVR Limited(1)(3)(12)	Preferred Stock(2)	5/17/2022	—	—	—
Total Entertainment Software - 0.01%*				15	15

Financial Software
Parker Group Inc.	Common Stock(2)	4/6/2022	2,667	9	9
Wisetack, Inc.(1)	Common Stock(2)	12/21/2022	11,543	42	42
Zolve Innovations Inc.	Preferred Stock	7/28/2022	3,172	9	9
Total Financial Software - 0.02%*				60	60

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	4,635	77	37
Total Food Products - 0.01%*				77	37

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	5
Total General Media and Content - 0.00%*				5	5

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Hey Favor, Inc.	Common Stock	12/31/2021	121,954	122	34
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	216
Pet Folk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	12
Wispr AI, Inc.(12)	Preferred Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 0.09%*				173	263

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	90,178	219	218
Calibrate Health, Inc.	Preferred Stock(2)	10/19/2021	28,012	35	35
				254	253
Capsule Corporation	Common Stock	5/27/2020	45,008	119	292
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.34%*				641	974

Home Furnishings
Petra Living, Inc.	Preferred Stock(2)	6/9/2021	76,783	48	75
Petra Living, Inc.	Preferred Stock(2)	8/24/2021	38,391	24	38
Petra Living, Inc.	Preferred Stock(2)	10/19/2021	38,391	17	38
Total Home Furnishings - 0.05%*				89	151

Household Products
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	—
Total Household Products - —%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	109,704	64	499
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.30%*				262	866

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.05%*				154	135

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	59
Total Infrastructure - 0.02%*				90	59

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	105,338	22	21
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	81
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	4
Total Life and Health Insurance - 0.04%*				113	106

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	48
Total Medical Software and Information Services - 0.02%*				48	48

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	83
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	81
Spire Animation Studios, Inc.(12)	Preferred Stock	9/30/2021	27,559	105	—
				185	81
Total Multimedia and Design Software - 0.06%*				262	164

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.06%*				180	180

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	1,691	6	8
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	160
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	36
Total Other Financial Services - 0.07%*				239	204

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Common Living Inc.	Preferred Stock	5/27/2020	729,380	185	160
Common Living Inc.	Preferred Stock	4/30/2021	107,718	28	23
Common Living Inc.	Preferred Stock	3/18/2022	426,440	90	90
				303	273
Demain ES(1)(3)	Preferred Stock	12/30/2021	3,191	153	46
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Homelight, Inc.	Preferred Stock(2)	7/27/2022	2,446	8	8
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	42
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Mynd Management, Inc.	Preferred Stock(2)	5/27/2020	43,472	83	127
Mynd Management, Inc.	Preferred Stock(2)	5/25/2022	1,544	1	1
				84	128
Ribbon Home, Inc.	Common Stock	3/5/2021	24,280	226	—
Ribbon Home, Inc.	Common Stock	12/30/2021	12,272	114	—
				340	—
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	91,830	126	224
YDC, Inc.	Preferred Stock	12/10/2021	25,509	116	133
Total Real Estate Services - 0.91%*				1,826	2,582

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	42,936	30	28

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Sylva, Inc.	Preferred Stock	12/21/2021	42,940	30	28
				60	56
Total Social/Platform Software - 0.03%*				103	81

Software Development Applications
Appex Group, Inc.(12)	Preferred Stock(2)	11/15/2021	14,621	—	—
Appex Group, Inc.(12)	Preferred Stock(2)	4/14/2022	—	—	—
				—	—
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	223
Total Software Development Applications - 0.08%*				65	223

Total Warrant Investments - 6.48%*				$13,911	$18,445

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$92
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	143
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	272
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	396
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	100
Total Business Applications Software - 0.35%*				1,101	1,003

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	140
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	2/15/2022	48	570	536
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.36%*				1,125	1,025

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	324
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	234
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	500
Total Business to Business Marketplace - 0.37%*				950	1,058

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	132
Total Consumer Finance - 0.05%*				100	132

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	350
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	54
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	210
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	146
				331	356
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,593	375	368
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,107	75	73
				450	441
Loyalty Ventures, Inc.	Common Stock(2)(11)	11/5/2021	2,713	115	7
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	56,023	168	126
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.62%*				1,816	1,756

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	45
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	82
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	98
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	73
				106	253
Total E-Commerce - Personal Goods - 0.10%*				196	298

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.10%*				264	294

Energy

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	270
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	699	700
Total Energy - 0.34%*				866	970

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	150
Total Financial Services -0.05%*				150	150

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	333
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	200
Total Healthcare Services - 0.25%*				720	720

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	13
Total Healthcare Technology Systems - —%*				13	13

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.05%*				150	150

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	98
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	76
Total Infrastructure - 0.06%*				161	174

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	80
Total Life and Health Insurance - 0.03%*				80	80

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	58
Total Multimedia and Design Software - 0.02%*				58	58

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	8
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	928
Total Other Financial Services - 0.33%*				698	936

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
Ribbon Home, Inc.	Preferred Stock(2)	6/29/2021	31,149	500	—
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	110
Total Real Estate Services - 0.05%*				649	153

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	303
Total Software Development Applications - 0.11%*				250	303

Total Equity Investments - 3.29%*				$9,447	$9,373

Total Investments in Portfolio Companies - 155.07%*(4)				$447,814	$441,376

Total Investments - 155.07%*(5)				$447,814	$441,376
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
(13)Growth capital loans also include Debtor-in-Possession (“DIP”) loans.
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
•For each debt investment tied to the Prime rate (“Prime”) as of March 31, 2023 and December 31, 2022, Prime was 8.00% and 7.50%, respectively. As of March 31, 2023, approximately 79.3%, or $338.9 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2022, approximately 79.3%, or $336.3 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.
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
March 31, 2023
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”), on March 8, 2023, including the significant accounting policies described in “Note 2. Significant Accounting Policies” in the Company’s consolidated financial statements included therein.
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrual are included in the Company’s consolidated financial statements and summarized in the table below:

	For the Three Months Ended
Base Management and Incentive Fees (in thousands)	March 31, 2023	March 31, 2022
Base management fee	$1,348	$1,073
Income incentive fee	$—	$1,853
Capital gains incentive fee	$—	$116
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
For the three months ended March 31, 2023 and 2022, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.5 million and $0.4 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of March 31, 2023 and December 31, 2022. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$414,609	$414,609	$—	$—	$413,558	$413,558
Warrant investments	—	—	17,604	17,604	—	—	18,445	18,445
Equity investments	—	—	9,785	9,785	7	—	9,366	9,373
Total investments	$—	$—	$441,998	$441,998	$7	$—	$441,369	$441,376
The following table shows information about Level 3 investments measured at fair value for the three months ended March 31, 2023 and March 31, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2023
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2023	$413,558	$18,445	$9,366	$441,369
Funding and purchases of investments, at cost	14,776	179	745	15,700
Principal payments and sale proceeds received from investments	(12,099)	—	—	(12,099)
Amortization and accretion of premiums and discounts, net and end-of term payments	1,983	—	—	1,983
Realized losses on investments	—	(302)	—	(302)
Net change in unrealized gains (losses) included in earnings	(4,322)	(718)	(326)	(5,366)
Payment-in-kind coupon	713	—	—	713
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of March 31, 2023	$414,609	$17,604	$9,785	$441,998

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2023	$(4,322)	$(718)	$(326)	$(5,366)

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2022	$319,493	$18,360	$6,049	$343,902
Funding and purchases of investments, at cost	52,139	531	1,713	54,383
Principal payments and sale proceeds received from investments	(27,710)	—	—	(27,710)
Amortization and accretion of premiums and discounts, net and end-of term payments	1,615	—	—	1,615
Realized gains on investments	—	—	—	—
Net change in unrealized gains (losses) included in earnings	46	1,827	(60)	1,813
Payment-in-kind coupon	195	—	—	195
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of March 31, 2022	$345,778	$20,718	$7,702	$374,198

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2022	$(508)	$1,827	$(60)	$1,259
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the three months ended March 31, 2023 or the three months ended March 31, 2022.
Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the three months ended March 31, 2023, the Company recognized net realized gains of $0.5 million, primarily due to the receipt of additional proceeds the Company received in the connection with the exit of one portfolio company for the year ended December 31, 2022. For the three months ended March 31, 2022, the Company recognized net realized losses of $1.2 million, primarily due to foreign currency gains.
Unrealized gains and losses are included in “net change in unrealized gains/(losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended March 31, 2023 totaled $5.3 million and net change in unrealized gains during the three months ended March 31, 2022 totaled $1.8 million, resulting primarily from market rate adjustments and foreign currency adjustments. The following table shows a summary of quantitative information about the Level 3 fair value measurements of investments as of March 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$414,609	Discounted Cash Flows	Discount Rate	10.00% - 35.94%	18.83%
		Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	7.00% - 93.00%	52.79%
Warrant investments	17,604	Black Scholes Option Pricing Model	Revenue Multiples	0.25x - 56.90x	8.05x
			Volatility	45.00% - 90.00%	64.16%
			Term	0.50 - 5.50 Years	3.53
			Risk Free Rate	0.17% - 4.41%	2.41%
Equity investments	9,785	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	60.27%
			Term	1.25 - 4.00 Years	3.3 years
			Risk Free Rate	0.46% - 4.39%	2.89%
			Revenue Multiples	0.63x - 6.50x	3.54x
Total investments	$441,998

Level 3 Investments (dollars in thousands)	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$413,558	Discounted Cash Flows	Discount Rate	7.99% - 40.90%	18.37%
		Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	15.00% - 60.00%	41.41%
Warrant investments	18,445	Black Scholes Option Pricing Model	Revenue Multiples	0.25x - 56.90x	8.05x
			Volatility	45.00% - 90.00%	63.69%
			Term	0.50 - 5.50 Years	3.55 Years
			Risk Free Rate	0.17% - 4.41%	2.28%
Equity investments	9,366	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	60.42%
			Term	2.50 - 4.00 Years	3.33 Years
			Risk Free Rate	0.46% - 4.39%	2.76%
			Revenue Multiples	1.25x - 9.78x	3.75x
Total investments	$441,369
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of March 31, 2023 and December 31, 2022:

Liability (in thousands)	March 31, 2023			December 31, 2022
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	$109,000	$141,000	$250,000	$109,000	$141,000
2027 Notes	75,000	75,000	—	75,000	75,000	—
Total	$325,000	$184,000	$141,000	$325,000	$184,000	$141,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

	For the Three Months Ended
Interest Expense and Amortization of Fees (in thousands)	March 31, 2023	March 31, 2022
Revolving Credit Facility
Interest cost	$2,373	$1,284
Unused fee	264	153
Amortization of costs and other fees	193	185
Revolving Credit Facility Total	$2,830	$1,622

2027 Notes
Interest cost	$1,099	$—
Amortization of costs and other fees	42	—
2027 Notes Total	$1,141	$—

Total interest expense and amortization of fees	$3,971	$1,622

Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. As of March 31, 2023, commitments available total $250.0 million from four lenders—DBNY, MUFG, KeyBank National Association (“KeyBank”) and TIAA, FSB—subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
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
As of March 31, 2023 and December 31, 2022, the Company had outstanding borrowings under the Credit Facility of $109.0 million and $109.0 million, respectively, excluding deferred credit facility costs of $1.5 million and $1.8 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three months ended March 31, 2023 and 2022, the Company had average outstanding borrowings under the Credit Facility of $109.0 million and $118.2 million, respectively, at a weighted average interest rate of 7.88% and 3.51%, respectively. As of March 31, 2023 and December 31, 2022, $278.5 million and $259.9 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants under the Credit Facility.
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
Interest on the 2027 Notes is due semiannually on April 6 and October 6 each year, beginning on October 6, 2022. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and minimum stockholders’ equity of $142.8 million, as adjusted upward by an amount equal to 65% of the net proceeds from the issuance of shares of the Company’s common stock subsequent to December 31, 2021. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava.

The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.8 million of deferred issuance cost as of March 31, 2023, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of March 31, 2023 and December 31, 2022, the fair value of the 2027 Notes were $71.6 million and $69.3 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of March 31, 2023 and December 31, 2022:

Liability (in thousands)	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$109,000	$109,000	$—	$—	$109,000	$109,000
2027 Notes	—	—	71,575	71,575	—	—	69,310	69,310
Total	$—	$—	$180,575	$180,575	$—	$—	$178,310	$178,310
Note 7. Commitments and Contingencies
Commitments
As of March 31, 2023 and December 31, 2022, the Company’s unfunded commitments totaled $105.4 million to 42 portfolio companies and $137.1 million to 54 portfolio companies, respectively, of which $30.5 million and $44.0 million, respectively, were dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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
The following table shows the Company’s unfunded commitments by portfolio company as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Canvas Construction, Inc.	$8,000	$—	$8,000	$—
Cardless, Inc.	8,000	—	8,000	—
Workstep Inc.	8,000	22	8,000	22
Karat Financial Technologies, Inc.	7,284	75	6,990	76
The Aligned Company	7,000	43	7,000	43
Ever/Body Inc.	6,200	102	6,200	102
Activehours, Inc.	5,000	29	5,000	29
Eightfold AI Inc.	5,000	—	5,000	—
Wisetack, Inc.	5,000	67	5,000	67
Homeward, Inc.	4,000	—	4,000	—
JOKR	3,748	238	3,748	238
Highbeam, Inc.	3,500	21	—	—
Flashparking, Inc.	3,490	102	3,490	102
Loft Orbital Solutions Inc.	3,000	73	3,000	73
Lower Holding Company	3,000	66	3,000	66
Vestwell Holdings, Inc.	3,000	10	3,000	10
Quantum Circuits, Inc.	2,590	49	2,890	55
Petfolk Inc.	1,787	34	2,000	38
True Footage, Inc.	1,417	35	1,417	39
Overtime Sports, Inc.	1,143	8	1,143	8
Trueskin GmbH	1,088	—	2,140	18
Athletic Greens (USA), Inc.	1,000	9	1,000	9
Belong Home, Inc.	1,000	16	1,000	16
Dia Styling Co.	1,000	—	1,000	—
Found Health, Inc.	1,000	6	1,000	6
Jerry Services, Inc.	1,000	—	1,500	7
Pair Eyewear, Inc.	1,000	10	1,000	10
Parker Group, Inc.	1,000	—	1,000	—
Strata Identity, Inc.	1,000	9	1,000	12

	March 31, 2023		December 31, 2022
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Substack, Inc.	1,000	13	1,000	13
Wispr AI, Inc.	1,000	4	1,000	4
Construction Finance Corporation	976	29	972	29
Manufactured Networks, Inc.	844	11	1,250	15
Homelight, Inc.	500	9	500	9
Metropolis Technologies, Inc.	500	—	500	—
Relay Commerce, Inc.	463	13	463	13
Foodology, Inc.	372	10	372	10
McN Investments Ltd.	200	5	200	5
Baby Generation, Inc.	125	2	1,000	13
Allplants LTD	99	3	97	3
Worldwide Freight Logistics Ltd.	72	—	242	10
NX Foods GMBH	32	1	204	4
Angle Health, Inc.	—	—	500	15
Certamen Ventures, Inc.	—	—	—	33
Dance GmbH	—	—	1,070	20
Elodie Games, Inc.	—	—	2,500	—
Ephemeral Solutions, Inc.	—	—	333	7
Flo Health UK Limited	—	—	173	3
Leolabs, Inc.	—	—	—	141
Levels Health Inc.	—	—	14,273	106
Medly Health Inc.	—	—	1,391	—
Merama Inc.	—	—	3,644	511
Mystery Tackle Box, Inc.	—	—	1,000	—
Quick Commerce, Ltd.	—	—	500	10
RenoRun, Inc.	—	—	3,400	130
Ribbon Home, Inc.	—	—	2,000	—
Tripscout, Inc.	—	—	1,000	12
	$105,430	$1,124	$137,102	$2,162
_______________
(1)Does not include $5.0 million backlog of potential future commitments as of December 31, 2022. As of March 31, 2023, the Company did not have any backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
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

	For the Three Months Ended
Commitments Activity (in thousands)	March 31, 2023	March 31, 2022
Unfunded commitments at beginning of period(1)	$142,102	$332,993
New commitments(1)	11,443	33,828
Fundings	(14,311)	(48,087)
Expirations / Terminations	(33,914)	(9,500)
Foreign currency adjustments	110	(74)
Unfunded commitments and backlog of potential future commitments at end of period	$105,430	$309,160
Backlog of potential future commitments	—	6,250
Unfunded commitments at end of period	$105,430	$302,910
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of March 31, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	March 31, 2023	December 31, 2022
Dependent on milestones	$30,505	$43,987
Expiring during:
2023	81,927	124,487
2024	15,076	11,472
2025	8,427	1,143
Unfunded commitments	$105,430	$137,102
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of March 31, 2023, the Company did not have any backlog of potential future commitments. As of December 31, 2022, this backlog of potential future commitments totaled $5.0 million.
Note 8. Financial Highlights
The following table shows the financial highlights for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended
Financial Highlights (in thousands, except share and per share data)	March 31, 2023	March 31, 2022
Per Share Data(1)
Net asset value at beginning of period	$14.00	$15.67
Changes in net asset value due to:
Net investment income	0.56	0.45
Net realized gains/(losses) on investments	0.02	(0.06)
Net change in unrealized gains/(losses) on investments	(0.26)	0.11
Net asset value at end of period	$14.32	$16.17

Net investment income per common share	$0.56	$0.45
Net increase in net assets resulting from operations per common share	$0.32	$0.48
Weighted average shares of common stock outstanding for period	20,297,200	16,293,025
Shares of common stock outstanding at end of period	20,297,200	18,222,514

Ratios / Supplemental Data(2)
Net asset value at end of period	$291,200	$295,094
Average net asset value	$289,058	$258,888
Total return based on net asset value per share(3)	2.3%	3.2%
Net investment income to average net asset value(4)	15.9%	11.4%
Net increase in net assets to average net asset value(4)	9.2%	12.3%
Ratio of expenses to average net asset value(4)	9.0%	8.6%
Operating expenses excluding incentive fees to average net asset value(4)	9.0%	5.5%
Income incentive fees to average net asset value(4)	—%	2.9%
Capital gains incentive fees to average net asset value(4)	—%	0.2%
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
(4)Percentage is presented on an annualized basis.
The following table shows the weighted average portfolio yield on total debt investments for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended
Ratios (Percentages, on an annualized basis)(1)	March 31, 2023	March 31, 2022
Weighted average annualized portfolio yield on total debt investments(2)	16.7%	15.2%
Coupon income	12.8%	10.2%
Accretion of discount	1.9%	1.3%
Accretion of end-of-term payments	1.9%	2.2%
Impact of prepayments during the period	0.1%	1.5%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the periods presented:

	For the Three Months Ended
Basic and Diluted Share Information (in thousands, except share and per share data)	March 31, 2023	March 31, 2022
Net investment income	$11,335	$7,296
Net increase in net assets resulting from operations	$6,580	$7,878
Basic and diluted weighted average shares of common stock outstanding	20,297,200	16,293,025
Basic and diluted net investment income per share of common stock	$0.56	$0.45
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.32	$0.48
Note 10.    Equity
During the three months ended March 31, 2023, the Company did not issue any shares of common stock through the Company’s private placement offering. During the three months ended March 31, 2022, the Company issued 4,230,678 shares of common stock at a weighted-average price of $15.88, through the Company’s private placement offering, resulting in gross proceeds to the Company of $67.5 million.
As of both March 31, 2023 and December 31, 2022, the Company had 20,297,200 shares of common stock outstanding. As of both March 31, 2023 and December 31, 2022, the Company had 525 shares of its Series A preferred stock outstanding. As of March 31, 2023, the Company has received $312.4 million of gross proceeds from its private offering of common stock.
As of March 31, 2023, the Company had received capital commitments totaling $386.8 million, of which $74.4 million remained available.
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
For the tax years ended December 31, 2022 and December 31, 2021, the Company was subject to a 4% U.S. federal excise tax, and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with U.S. income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $0.3 million for the year ended December 31, 2022.
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to March 31, 2023.

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
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three months ended March 31, 2023. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Subsequent Events
Distribution
On April 27, 2023, the Board declared a $0.42 per share distribution to the Company’s common stockholders, payable on May 19, 2023 to stockholders of record on May 12, 2023.

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
•risks associated with possible disruption in our or our portfolio companies’ operations due to the effect of, and uncertainties stemming from, adverse developments affecting the financial services industry and the venture banking ecosystem, including the recent failure of certain banking institutions, as well as due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•the risks, uncertainties and other factors we identify in “Risk Factors” in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time.
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
Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, under the governing agreement for the 2027 Notes, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K under Part I, Item 1A for the year ended December 31, 2022 for more information. As of March 31, 2023, we were in compliance with the asset coverage requirements under the 1940 Act and with our covenants under the Credit Facility and under the governing agreement for the 2027 Notes.
We will continue to monitor the evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 or its variants on our financial condition, results of operations or cash flows in the future. However, it could have a material adverse impact for a prolonged period of time on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies. See “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K under Part I, Item 1A, for the year ended December 31, 2022 and in our other filings with the SEC that we make from time to time, for more information.

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

The following tables show certain information relating to the composition of our portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$429,829	$414,609	$(15,220)	219	92
Warrant investments	13,787	17,604	3,817	175	143
Equity investments	10,077	9,785	(292)	54	44
Total investments in portfolio companies	$453,693	$441,998	$(11,695)	448	149	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$424,456	$413,558	$(10,898)	209	92
Warrant investments	13,911	18,445	4,534	172	143
Equity investments	9,447	9,373	(74)	51	42
Total investments in portfolio companies	$447,814	$441,376	$(6,438)	432	149	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$86,351	19.5%
Real Estate Services	46,370	10.5
Business Products and Services	43,606	9.9
Consumer Finance	39,574	9.0
E-Commerce - Clothing and Accessories	39,346	8.9
Business Applications Software	33,446	7.6
E-Commerce - Personal Goods	26,167	5.9
Energy	16,035	3.6
Healthcare Services	9,428	2.1
Life and Health Insurance	9,336	2.1
Social/Platform Software	8,727	2.0
Infrastructure	8,309	1.9
Computer Hardware	8,002	1.8
Multimedia and Design Software	7,915	1.8
Database Software	6,937	1.6
Other Financial Services	6,624	1.5
Consumer Non-Durables	6,457	1.5
Business/Productivity Software	6,328	1.4
Healthcare Technology Systems	5,975	1.4
Cultivation	3,937	0.9
Entertainment Software	3,864	0.9
Human Capital Services	3,757	0.9
Aerospace and Defense	3,098	0.7
Medical Software and Information Services	2,553	0.6
Food Products	2,455	0.6
Financial Software	2,029	0.5
Application Software	2,002	0.5
Business to Business Marketplace	1,376	0.3
Software Development Applications	526	0.1
Elder and Disabled Care	486	0.1
Information Services (B2C)	285	0.1
Network Management Software	180	*
Home Furnishings	151	*
Financial Services	150	*
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Household Products	—	*
Total portfolio company investments	$441,998	100.0%
_______________
*Amount represents less than 0.05% of total investments at fair value.

	December 31, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$83,275	18.9%
Real Estate Services	52,005	11.8
Business Products and Services	44,436	10.1
E-Commerce - Clothing and Accessories	39,211	8.9
Consumer Finance	39,167	8.9
Business Applications Software	33,405	7.6
E-Commerce - Personal Goods	22,653	5.1
Energy	16,604	3.8
Healthcare Services	9,616	2.2
Social/Platform Software	8,969	2.0
Life and Health Insurance	8,797	2.0
Multimedia and Design Software	8,380	1.9
Infrastructure	8,225	1.9
Computer Hardware	7,759	1.8
Healthcare Technology Systems	7,125	1.6
Database Software	6,866	1.6
Other Financial Services	6,078	1.4
Business/Productivity Software	5,873	1.3
Consumer Non-Durables	5,578	1.3
Entertainment Software	3,936	0.9
Cultivation	3,906	0.9
Human Capital Services	3,879	0.9
Aerospace and Defense	3,497	0.8
Medical Software and Information Services	2,535	0.6
Food Products	2,364	0.5
Financial Software	2,046	0.5
Application Software	1,821	0.4
Business to Business Marketplace	1,376	0.3
Software Development Applications	526	0.1
Elder and Disabled Care	486	0.1
Information Services (B2C)	285	0.1
Network Management Software	180	*
Home Furnishings	151	*
Financial Services	150	*
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Household Products	—	*
Total portfolio company investments	$441,376	100.0%
_____________
*Amount represents less than 0.05% of total investments at fair value.

The following table shows the financing product type of our debt investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$393,507	94.9%	$392,025	94.8%
Revolver loans	20,808	5.0	21,233	5.1
Convertible notes	294	0.1	300	0.1
Total debt investments	$414,609	100.0%	$413,558	100.0%
Growth capital loans in which the borrower held a term loan facility with another lender, with or without an accompanying revolving loan, in priority to our senior lien represented 29.2% and 30.4% of our debt investments at fair value as of March 31, 2023 and December 31, 2022, respectively.

Investment Activity
During the three months ended March 31, 2023, we entered into debt commitments with two existing portfolio companies and one new portfolio company totaling $12.0 million, funded debt investments to 16 portfolio companies for $15.1 million in principal value, acquired warrant investments representing $0.2 million of value, and made direct equity investments of $0.7 million. Debt investments funded during the three months ended March 31, 2023 carried a weighted average annualized portfolio yield of 13.6%1 at origination.
During the three months ended March 31, 2022, we entered into debt commitments with nineteen new portfolio companies and three existing portfolio companies totaling $38.9 million, funded debt investments to 19 portfolio companies for $53.0 million in principal value, acquired warrant investments representing $0.5 million of value, and made direct equity investments of $1.7 million. Debt investments funded during the three months ended March 31, 2022 carried a weighted average annualized portfolio yield of 12.3% at origination.
During the three months ended March 31, 2023, we received $6.3 million of principal prepayments and early repayments and $5.8 million of scheduled principal amortization.
During the three months ended March 31, 2022, we received $24.1 million of principal prepayments and early repayments and $3.6 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the periods indicated:

	For the Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Beginning portfolio at fair value	$441,376	$343,984
New debt investments, net(1)	14,776	52,140
Scheduled principal amortization	(5,791)	(3,586)
Principal prepayments and early repayments	(6,310)	(24,124)
Accretion of debt investment fees	1,983	1,615
Payment-in-kind coupon	713	195
New warrant investments	179	532
New equity investments	745	1,713
Net realized losses	(417)	—
Net unrealized gains/(losses) on investments	(5,256)	1,774
Ending portfolio at fair value	$441,998	$374,243
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
The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the periods presented:

	For the Three Months Ended
Commitments and Fundings (in thousands)	March 31, 2023	March 31, 2022
Debt Commitments
New portfolio companies	$10,870	$18,300
Existing portfolio companies	1,124	20,573
Total(1)	$11,994	$38,873

Funded Debt Investments	$15,116	$53,008

Equity Investments	$252	$1,713
_______________
(1)Includes backlog of potential future commitments.
As of March 31, 2023 and December 31, 2022, our unfunded commitments totaled $105.4 million to 42 portfolio companies and $137.1 million to 54 portfolio companies, respectively, of which $30.5 million and $44.0 million, respectively, was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
1 This yield excludes the impact of $1.4 million in short-term loans that were funded and repaid during the three months ended March 31, 2023, which carried a higher interest rate than our normal course investments, and the impact thereof on our weighted average adjusted annualized yield at origination for the period.

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
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of March 31, 2023 and December 31, 2022, this backlog of potential future commitments totaled $0.0 million and $5.0 million, respectively.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$23,405	5.7%	4	$12,898	3.1%	4
White (2)	355,366	85.7	76	371,809	89.9	80
Yellow (3)	19,522	4.7	8	16,474	4.0	5
Orange (4)	13,651	3.3	3	10,297	2.5	2
Red (5)	2,665	0.6	1	2,080	0.5	1
Total	$414,609	100.0%	92	$413,558	100.0%	92
As of March 31, 2023 and December 31, 2022, the weighted average investment ranking of our debt investment portfolio was 2.08 and 2.07, respectively.
As of March 31, 2023, we had investments in 4 portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $29.0 million and $16.3 million, respectively. As of December 31, 2022, we had investments in three portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $20.0 million and $12.4 million, respectively.
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
For the three months ended March 31, 2023 and 2022, our net increase in net assets resulting from operations was $6.6 million and $7.9 million, respectively, which was comprised of $11.3 million and $7.3 million, respectively, of net investment income and $4.8 million of net realized and unrealized losses and $0.6 million of net realized and unrealized gains, respectively. On a per common share basis for the three months ended March 31, 2023 and 2022, net investment income was $0.56 and $0.45 per share, respectively, and the net increase in net assets from operations was $0.32 and $0.48 per share, respectively.

Investment Income
Total investment and other income for the three months ended March 31, 2023 and 2022 was $17.7 million and $12.8 million, respectively.
The increase in total investment and other income for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is due to a higher weighted average principal amount outstanding and a higher weighted average portfolio yield on our income-bearing debt investment portfolio.
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
Total operating expenses for the three months ended March 31, 2023 and 2022 were $6.4 million and $5.5 million, respectively.
Base management fees for the three months ended March 31, 2023 and 2022 were $1.3 million and $1.1 million, respectively. Base management fees increased during the 2023 period due to an increase in invested equity, primarily through the issuance of common stock following March 31, 2022.
We did not incur an income incentive fee for the three months ended March 31, 2023, as the income incentive fees were reduced by $2.3 million due to the total return requirement under the Advisory Agreement. Income incentive fees for the three months ended March 31, 2022 was $1.9 million, as our pre-incentive fee net investment income exceeded the hurdle rate during the period and income incentive fees were not reduced by the total return requirement under the Advisory Agreement during the period. We did not incur a capital gains incentive fee during the three months ended March 31, 2023, primarily driven by the current and cumulative unrealized losses we incurred on our investment portfolio during the period. Capital gains incentive fee expense for the three months ended March 31, 2022 totaled $0.1 million. See “Note 3. Related Party Agreements and Transactions” to our unaudited financial statements with respect to the capital gains incentive fee expense accruals.
For the three months ended March 31, 2023 and 2022, interest and fees on our borrowings totaled $4.0 million and $1.6 million, respectively. Interest and fees increased during the March 31, 2023 period primarily due to the increase in weighted average borrowings outstanding and an increase in the weighted average interest rate applicable to our borrowings during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
For the three months ended March 31, 2023 and 2022, expenses under the Administration Agreement and general and administrative expenses totaled $1.1 million and $0.8 million, respectively.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the three months ended March 31, 2023, we recognized net realized gains of $0.5 million, primarily due to the receipt of additional proceeds we received in the connection with the exit of one portfolio company for the year ended December 31, 2022. For the three months ended March 31, 2022, we recognized net realized losses of $1.2 million, primarily due to foreign currency gains.
Unrealized gains and losses are included in “net change in unrealized gains/(losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended March 31, 2023 totaled $5.3 million and net change in unrealized gains during the three months ended March 31, 2022 totaled $1.8 million, resulting primarily from market rate adjustments and foreign currency adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments, utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the three months ended March 31, 2023, interest income totaled $16.7 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 16.7%. For the three months ended March 31, 2022, interest income totaled $12.2 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 15.2%.

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
The yield on our total debt portfolio, excluding the impact of prepayments, was 16.6% during the three months ended March 31, 2023. The yield on our total debt portfolio, excluding the impact of prepayments, was 13.7% during the three months ended March 31, 2022.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

	For the Three Months Ended
Ratios (Percentages, on an annualized basis)(1)	March 31, 2023	March 31, 2022
Weighted average annualized portfolio yield on total debt investments(2)	16.7%	15.2%
Coupon income	12.8%	10.2%
Accretion of discount	1.9%	1.3%
Accretion of end-of-term payments	1.9%	2.2%
Impact of prepayments during the period	0.1%	1.5%
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
For the three months ended March 31, 2023 and 2022, our total return based on the change in net asset value was 2.3% and 4.5%, respectively. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period. The total return is for the period shown and is not annualized.
The table below shows our return on average total assets and return on average net asset value for the periods indicated:

	For the Three Months Ended
Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	March 31, 2023	March 31, 2022
Net investment income	$11,335	$7,296
Net increase in net assets	$6,580	$7,878

Average net asset value(2)	$289,058	$258,888
Average total assets(2)	$481,101	$387,872

Net investment income to average net asset value(3)	15.9%	11.4%
Net increase in net assets to average net asset value(3)	9.2%	12.3%

Net investment income to average total assets(3)	9.6%	7.6%
Net increase in net assets to average total assets(3)	5.5%	8.2%
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

Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our investment portfolio, including our investment valuation policy (which has been approved by the Board), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.
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
As of March 31, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 90.9% of our total assets, as compared to 91.8% of our total assets as of December 31, 2022.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 8, 2023 and “Note 4. Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.
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
Cash Flows
During the three months ended March 31, 2023, net cash provided by operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $5.0 million. We did not have any financing activities during the three months ended March 31, 2023. As of March 31, 2023, cash, including restricted cash, was $42.1 million.
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility, the issuance of additional shares of our common stock in exchange for capital contributions or the issuance of debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted.
As of March 31, 2023, we had received capital commitments totaling $386.8 million in connection with our private offering of common stock, of which $74.4 million remained available for drawdown.
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
As of both March 31, 2023 and December 31, 2022, we had outstanding borrowings of $109.0 million under the Credit Facility, excluding deferred credit facility costs of $1.5 million and $1.8 million, respectively, which are included as assets in the consolidated statements of assets and liabilities. As of both March 31, 2023 and December 31, 2022, we had $141.0 million of remaining capacity on our Credit Facility.
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
Series A Preferred Stock
On May 27, 2020, we sold 525 shares of Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of $525,000. Distributions, including the payment of dividends and distribution of our assets upon dissolution, liquidation, or winding up, on the Series A Preferred Stock are senior to all other classes and series of our common stock to the extent of the aggregate liquidation preference of the Series A Preferred Stock ($1,000 per share, or the “Liquidation Value”) and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Stock. Dividends on each share of the Series A Preferred Stock are payable semiannually on June 30 and December 31 of each year and accrue at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon, from and including the date of issuance to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such share of Series A Preferred Stock is redeemed. Such dividends are generally cumulative with the result that all accrued and unpaid dividends must be fully paid or declared with funds irrevocably set apart for payment for all past dividend periods before any dividend, distribution or payment may be made to holders of outstanding shares of our common stock. See “Liquidity and Capital Resources - Capital Resources and Borrowings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for more information regarding the Series A Preferred Stock.
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to the aggregate amount of our senior securities, which generally includes all of our borrowings and any preferred stock, of at least 150%. As of March 31, 2023, our asset coverage for total borrowings and other senior securities was 257%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2023 and December 31, 2022, our unfunded commitments totaled $105.4 million and $137.1 million, respectively, of which $30.5 million and $44.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of March 31, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	March 31, 2023	December 31, 2022
Canvas Construction, Inc.	$8,000	$8,000
Cardless, Inc.	8,000	8,000
Workstep Inc.	8,000	8,000
Karat Financial Technologies, Inc.	7,284	6,990
The Aligned Company	7,000	7,000
Ever/Body Inc.	6,200	6,200
Activehours, Inc.	5,000	5,000
Eightfold AI Inc.	5,000	5,000
Wisetack, Inc.	5,000	5,000
Homeward, Inc.	4,000	4,000
JOKR	3,748	3,748
Highbeam, Inc.	3,500	—
Flashparking, Inc.	3,490	3,490
Loft Orbital Solutions Inc.	3,000	3,000
Lower Holding Company	3,000	3,000
Vestwell Holdings, Inc.	3,000	3,000
Quantum Circuits, Inc.	2,590	2,890
Petfolk Inc.	1,787	2,000
True Footage, Inc.	1,417	1,417
Overtime Sports, Inc.	1,143	1,143
Trueskin GmbH	1,088	2,140
Athletic Greens (USA), Inc.	1,000	1,000
Belong Home, Inc.	1,000	1,000
Dia Styling Co.	1,000	1,000
Found Health, Inc.	1,000	1,000
Jerry Services, Inc.	1,000	1,500
Pair Eyewear, Inc.	1,000	1,000
Parker Group, Inc.	1,000	1,000
Strata Identity, Inc.	1,000	1,000
Substack, Inc.	1,000	1,000
Wispr AI, Inc.	1,000	1,000
Construction Finance Corporation	976	972
Manufactured Networks, Inc.	844	1,250
Homelight, Inc.	500	500
Metropolis Technologies, Inc.	500	500
Relay Commerce, Inc.	463	463
Foodology, Inc.	372	372
McN Investments Ltd.	200	200
Baby Generation, Inc.	125	1,000
Allplants LTD	99	97
Worldwide Freight Logistics Ltd.	72	242
NX Foods GMBH	32	204
Angle Health, Inc.	—	500
Dance GmbH	—	1,070
Elodie Games, Inc.	—	2,500
Ephemeral Solutions, Inc.	—	333
Flo Health UK Limited	—	173
Levels Health Inc.	—	14,273
Medly Health Inc.	—	1,391
Merama Inc.	—	3,644
Mystery Tackle Box, Inc.	—	1,000
Quick Commerce, Ltd.	—	500
RenoRun, Inc.	—	3,400
Ribbon Home, Inc.	—	2,000
Tripscout, Inc.	—	1,000
Total	$105,430	$137,102
_____________

(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of March 31, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	March 31, 2023	December 31, 2022
Dependent on milestones	$30,505	$43,987
Expiring during:
2023	81,927	124,487
2024	15,076	11,472
2025	8,427	1,143
Total	$105,430	$137,102
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to March 31, 2023.

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30 2022	0.10
		Total cash distributions	$3.52
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
As of March 31, 2023, we estimated that we had undistributed taxable earnings from distributable earnings of $18.3 million, or $0.40 per common share.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. The adoption of these rules did not have a material impact on the consolidated financial statements.
Recent Developments
Distribution
On April 27, 2023, our Board declared a $0.42 per share distribution to our common stockholders, payable on May 19, 2023 to stockholders of record on May 12, 2023.
Certain Portfolio Developments
Subsequent to quarter end, three portfolio companies in which we held investments as of March 31, 2023—Hey Favor, Inc  (f/k/a The Pill Club Holdings, Inc.) (aggregate fair value of $7.8 million held by us), Underground Enterprises, Inc. (aggregate fair value of $1.0 million held by us), and RenoRun Inc. (aggregate fair value of $0.9 million held by us)—filed for bankruptcy protection under the U.S. Bankruptcy Code or, in the case of RenoRun Inc., creditor protection under Canadian bankruptcy law.
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
As of March 31, 2023, a majority of the debt investments (approximately 79.3%, or $338.9 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including SOFR.
As of March 31, 2023, our floating rate borrowings totaled $109.0 million, which represented 59.2% of our outstanding debt as of March 31, 2023. As of March 31, 2023, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate at March 31, 2023 was 8.00%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of March 31, 2023. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of March 31, 2023, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the March 31, 2023 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$9,472	$(3,750)	$5,722
Up 200 basis points	$6,315	$(2,500)	$3,815
Up 100 basis points	$3,157	$(1,250)	$1,907
Up 50 basis points	$1,579	$(625)	$954
Down 50 basis points	$(1,556)	$625	$(931)
Down 100 basis points	$(3,090)	$1,250	$(1,840)
Down 200 basis points	$(6,144)	$2,500	$(3,644)
Down 300 basis points	$(9,135)	$3,750	$(5,385)
This analysis is indicative of the potential impact on our investment income as of March 31, 2023, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after March 31, 2023 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of March 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the SEC on March 8, 2023, which could materially affect our business, financial condition or operating results.
We, the Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry or venture banking ecosystem, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect the venture banking ecosystem and our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or the venture banking ecosystem, or concerns or negative expectations about the prospects for companies in the financial services industry or the venture banking ecosystem.These factors could involve financial institutions or companies in the financial services industry or the venture banking ecosystem with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry or the venture banking ecosystem generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.
Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation(1)

3.2	Articles Supplementary(2)

3.3	Bylaws(3)

10.1	Form of Custody Agreement, dated as of January 30, 2023, by TriplePoint Private Venture Credit Inc. and KeyBank National Association(4)

10.2	Confirmation Agreement, dated as of March 22, 2023 to the Master Note Purchase Agreement dated April 6, 2022(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(**)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(2)Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(3)Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(4)Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 814-01327) filed on March 8, 2023.
(*)Filed herewith.
(**) Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Private Venture Credit Inc.

Date: May 4, 2023	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)