Form 10-Q
period 2023-06-30
TriplePoint Private Venture Credit Inc.
filed 2023-08-03
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of August 3, 2023, the registrant had 20,297,200 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments at fair value (amortized cost of $460,009 and $447,814, respectively)	$448,085	$441,376
Cash and cash equivalents	14,773	32,162
Restricted cash	5,983	4,904
Deferred credit facility costs	3,376	1,779
Prepaid expenses and other assets	483	364
Total assets	$472,700	$480,585

Liabilities
Revolving Credit Facility	$112,000	$109,000
2027 Notes, net	74,262	74,193
Base management fee payable	1,363	1,312
Other accrued expenses and liabilities	10,679	11,445
Total liabilities	$198,304	$195,950
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	203	203
Paid-in capital in excess of par value	310,370	310,370
Total distributable loss	(36,177)	(25,938)
Total net assets	$274,396	$284,635
Total liabilities and net assets	$472,700	$480,585

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	20,297,200	20,297,200
Net asset value per common share	$13.49	$14.00

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment income
Interest income from investments	$17,401	$13,905	$34,061	$26,136
Other income
Expirations/terminations of unfunded commitments	121	131	1,199	337
Other fees	71	31	75	359
Total investment and other income	17,593	14,067	35,335	26,832

Operating expenses
Base management fee	1,363	1,232	2,711	2,305
Income incentive fee	—	1,948	—	3,801
Capital gains incentive fee	—	(343)	—	(226)
Interest expense and amortization of fees	4,269	2,262	8,240	3,884
Administration agreement expenses	484	415	966	848
General and administrative expenses	485	419	1,090	788
Total operating expenses	6,601	5,933	13,007	11,400

Net investment income	10,992	8,134	22,328	15,432

Net realized and unrealized gains/(losses)
Net realized losses on investments	(19,027)	(232)	(18,524)	(1,423)
Net change in unrealized gains/(losses) on investments	(229)	(1,482)	(5,486)	291
Net realized and unrealized gains/(losses)	(19,256)	(1,714)	(24,010)	(1,132)

Net increase (decrease) in net assets resulting from operations	$(8,264)	$6,420	$(1,682)	$14,300

Net investment income per common share	$0.54	$0.45	$1.10	$0.89
Net increase (decrease) in net assets per common share	$(0.41)	$0.35	$(0.08)	$0.83
Weighted average shares of common stock outstanding	20,297,200	18,222,514	20,297,200	17,263,099

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance at March 31, 2022	18,222,514	$182	525	$—	$280,631	$14,281	$295,094
Common stock distributions from distributable earnings	—	—	—	—	—	(6,013)	(6,013)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	6,420	6,420
Balance at June 30, 2022	18,222,514	$182	525	$—	$280,631	$14,673	$295,486

Balance at December 31, 2021	13,991,836	$140	525	$—	$213,204	$6,418	$219,762
Issuance of common stock	4,230,678	42	—	—	67,427	—	67,469
Common stock distributions from distributable earnings	—	—	—	—	—	(6,013)	(6,013)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(32)	(32)
Net increase in net assets resulting from operations	—	—	—	—	—	14,300	14,300
Balance at June 30, 2022	18,222,514	$182	525	$—	$280,631	$14,673	$295,486

Balance at March 31, 2023	20,297,200	$203	525	$—	$310,370	$(19,373)	$291,200
Common stock distributions from distributable earnings	—	—	—	—	—	(8,525)	(8,525)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net decrease in net assets resulting from operations	—	—	—	—	—	(8,264)	(8,264)
Balance at June 30, 2023	20,297,200	$203	525	$—	$310,370	$(36,177)	$274,396

Balance at December 31, 2022	20,297,200	$203	525	$—	$310,370	$(25,938)	$284,635
Common stock distributions from distributable earnings	—	—	—	—	—	(8,525)	(8,525)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(32)	(32)
Net decrease in net assets resulting from operations	—	—	—	—	—	(1,682)	(1,682)
Balance at June 30, 2023	20,297,200	$203	525	$—	$310,370	$(36,177)	$274,396

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(1,682)	$14,300
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(60,918)	(118,272)
Principal payments and proceeds from investments	34,412	63,926
Payment-in-kind interest on investments	(101)	(252)
Net change in unrealized (gains) losses on investments	5,486	(291)
Net realized (gains) losses on investments	18,524	1,423
Amortization and accretion of premiums and discounts, net	(4,059)	(5,530)
Amortization of debt fees and issuance costs	607	418
Change in operating assets and liabilities:
Prepaid expenses and other assets	(119)	180
Base management fee payable	51	434
Income incentive fee payable	—	504
Capital gains incentive fee payable	—	(227)
Other accrued expenses and liabilities	(766)	(3,366)
Net cash used in operating activities	(8,565)	(46,753)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	20,000	50,000
Repayments under revolving credit facility	(17,000)	(129,500)
Proceeds from issuance of 2027 Notes	—	75,000
Common stock distributions paid	(8,525)	(6,013)
Preferred stock distributions paid	(32)	(32)
Debt issuance costs of 2027 Notes	(16)	(918)
Deferred credit facility costs	(2,172)	(282)
Proceeds from issuance of common stock	—	67,469
Net cash provided by (used in) financing activities	(7,745)	55,724
Net change in cash, cash equivalents and restricted cash	(16,310)	8,971
Cash, cash equivalents and restricted cash at beginning of period	37,066	21,072
Cash, cash equivalents and restricted cash at end of period	$20,756	$30,043

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$14,773	$29,885
Restricted cash	5,983	158
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$20,756	$30,043

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,357	$2,262
Excise taxes paid	$250	$32

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$1,383	$1,603	$1,606	3/31/2024
Total Aerospace and Defense - 0.59%*			1,383	1,603	1,606

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	667	671	671	5/31/2024
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	700	702	702	7/31/2024
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	460	459	459	9/30/2024
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	2/6/2023	173	172	172	2/28/2025
Total Application Software - 0.73%*			2,000	2,004	2,004

Business Applications Software
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)	9/30/2022	3,000	2,992	2,992	9/30/2024
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)	12/29/2022	1,000	989	989	12/31/2024
			4,000	3,981	3,981
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000	10,255	10,294	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	349	349	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	563	564	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	286	287	10/31/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	1/21/2022	347	353	354	1/31/2024
			11,510	11,806	11,848
Morty, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 10.00% EOT payment)	12/21/2022	7,000	6,979	6,705	6/30/2026
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	3,221	3,501	3,334	11/30/2023
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,839	1,637	4/30/2024
			4,989	5,340	4,971
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	2,042	2,032	6/30/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	2,042	2,032	6/30/2024
			4,000	4,084	4,064
Total Business Applications Software - 11.50%*			31,499	32,190	31,569

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.00% floor, 6.00% EOT payment)	9/9/2022	2,000	1,996	1,996	9/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,800	1,813	1,813	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 5.75% EOT payment)	11/18/2021	4,200	4,372	4,372	11/30/2023
			6,000	6,185	6,185
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)(2)	12/30/2021	5,000	5,034	5,034	12/31/2025
Cart.com, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.75% EOT payment)(2)	11/8/2022	1,000	997	997	5/31/2026
			6,000	6,031	6,031
Certamen Ventures Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.00% EOT payment)	11/30/2021	6,945	7,036	7,036	11/30/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	2/15/2022	1,940	1,981	1,981	8/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	4/25/2022	1,828	1,853	1,853	10/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	8/1/2022	705	708	708	1/31/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	10/7/2022	2,526	2,515	2,515	4/30/2026
			6,999	7,057	7,057
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 0.00% EOT payment)(2)	1/18/2023	213	209	209	1/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 0.00% EOT payment)(2)	5/19/2023	176	173	173	5/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 0.00% EOT payment)(2)	5/19/2023	177	174	174	5/31/2027
			566	556	556
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	3,448	3,626	3,626	7/31/2024
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	5/4/2022	1,500	1,496	1,496	5/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	1,302	10/28/2023
Rally Network, Inc.(7)	Revolver (Prime + 5.75% interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	22	10/28/2023
			2,464	2,511	1,324
RenoRun, Inc.(1)(3)(7)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)	12/30/2021	591	585	585	12/31/2025
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	6/15/2022	484	483	506	6/30/2025
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 7.50% EOT payment)(2)	6/15/2022	311	320	347	12/31/2024
			795	803	853
Vecna Robotics, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 9.00% EOT payment)	12/16/2022	4,500	4,255	4,255
Total Business Products and Services - 14.94%*			41,808	42,137	41,000

Business/Productivity Software
Construction Finance Corporation	Revolver (Prime + 6.25% interest rate, 9.50% floor, 3.25% EOT payment)(2)	7/8/2022	419	412	412	1/7/2024
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)	5/23/2023	5,200	5,088	5,088	11/30/2026
Highbeam, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 12.00% floor, 0.00% EOT payment)(2)	2/10/2023	625	618	618	8/10/2024
Idelic Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 9.50% EOT payment)(2)	9/14/2022	4,000	4,023	4,023	3/31/2026
Manufactured Networks, Inc.	Revolver (Prime + 7.75% interest rate, 7.75% floor, 2.00% EOT payment)(2)	5/6/2022	969	940	940	11/6/2023
Manufactured Networks, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	10/24/2022	500	479	482	4/30/2026
			1,469	1,419	1,422
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	1,084	1,090	1,090	3/31/2027
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.75% floor, 6.75% EOT payment)(2)	6/16/2023	2,416	2,382	2,382	5/31/2026
Total Business/Productivity Software - 5.48%*			15,213	15,032	15,035

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	3,000	2,953	2,868	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	2,500	2,461	2,390	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 0.00% EOT payment)(2)	8/4/2022	1,000	985	957	2/28/2026
			6,500	6,399	6,215
Iris Automation, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 4.75% EOT payment)(2)	2/11/2022	853	863	847	2/28/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	110	108	108	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	300	294	294	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)(2)	5/11/2023	1,000	979	979	11/30/2024
			1,410	1,381	1,381
Total Computer Hardware - 3.08%*			8,763	8,643	8,443

Consumer Finance
Activehours, Inc.	Revolver (Prime + 4.25% interest rate, 8.50% floor, 0.00% EOT payment)(2)	12/30/2022	10,000	9,910	9,988	12/30/2025
Cherry Technologies Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.50% EOT payment)	5/6/2022	8,500	8,563	8,563	11/30/2024
Cherry Technologies Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.50% EOT payment)	7/14/2022	5,500	5,511	5,511	1/31/2025
			14,000	14,074	14,074
Vestwell Holdings Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 8.00% EOT payment)(2)	9/30/2022	7,000	7,023	7,023	3/31/2026
Total Consumer Finance - 11.33%*			31,000	31,007	31,085

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,072	2,154	2,146	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,021	1,021	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	1,000	1,010	1,010	10/31/2025
			2,000	2,031	2,031
Trueskin GmbH(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 7.25% EOT payment)(2)	1/9/2023	1,077	1,074	1,085	1/31/2026
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)(2)	5/18/2022	372	371	198	11/30/2024
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	6/9/2022	248	251	132	3/31/2025
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	8/5/2022	371	374	198	5/31/2025
			991	996	528
Total Consumer Non-Durables - 2.11%*			6,140	6,255	5,790

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	769	773	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	250	251	253	12/31/2024
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	875	867	873	3/31/2025
			1,875	1,887	1,899
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	9,784	9,890	9,890	5/31/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)(2)	10/13/2022	2,520	2,509	2,792	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,512	1,505	1,675	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,642	1,635	1,814	4/30/2026
			5,674	5,649	6,281
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	4/14/2022	723	717	699	4/30/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	7/14/2022	268	263	276	7/31/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	11/14/2022	69	67	67	11/30/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	3/15/2023	529	495	491	3/31/2026
			1,589	1,542	1,533

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	5/16/2022	50	51	51	5/31/2025
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	7/5/2022	100	102	102	7/31/2025
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	7/27/2022	100	102	102	7/31/2025
			250	255	255
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	6/27/2022	333	336	336	3/31/2025
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	8/12/2022	111	112	112	5/31/2025
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	12/9/2022	222	221	221	9/30/2025
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	3/1/2023	333	329	329	11/30/2025
			999	998	998
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	488	496	496	9/30/2024
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	4,800	4,776	4,776	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	2,250	2,236	2,236	6/30/2025
			7,538	7,508	7,508
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	1,250	1,252	1,228	7/31/2025
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	10/21/2022	1,250	1,242	1,215	10/31/2025
			2,500	2,494	2,443
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	29	29	29	4/30/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	73	74	74	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	482	487	487	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	372	364	364	4/30/2026
			956	954	954
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 3.75% floor, 7.75% EOT payment)	8/12/2021	3,532	3,641	3,522	8/31/2025
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 3.75% floor, 6.00% EOT payment)(2)	5/25/2022	3,000	3,019	2,929	5/31/2025
			6,532	6,660	6,451
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,732	1,723	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,431	3,412	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	5,216	5,184	2/28/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	5,211	5,180	2/28/2025
			15,000	15,590	15,499
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	10/14/2021	1,252	1,340	1,338	8/9/2023
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	5,000	4,908	4,855	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/17/2022	1,000	994	994	8/31/2026
			7,252	7,242	7,187
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	2,000	1,983	1,983	12/31/2025
Mystery Tackle Box, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 9.25% EOT payment)(2)	4/29/2022	1,000	1,019	984	1/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	6/6/2022	537	526	512	6/30/2026
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/29/2022	301	294	305	8/31/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
			838	820	817
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	588	573	573	6/30/2026
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	199	199	12/31/2026
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	172	165	165	2/28/2027
			967	937	937
Project 1920, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	351	3/25/2023
Spinn, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	806	8/31/2024
Untitled Labs, Inc.	Growth Capital Loan (11.50% interest rate, 5.00% EOT payment)(2)	6/23/2022	417	415	193	6/30/2026
Untitled Labs, Inc.	Growth Capital Loan (13.00% interest rate, 5.00% EOT payment)(2)	10/20/2022	583	577	270	10/31/2026
			1,000	992	463
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,461	3,489	809	1/31/2025
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	5/27/2021	1,748	1,753	404	5/31/2025
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	1/31/2022	804	796	202	1/31/2026
VanMoof Global Holding B.V.(1)(3)(7)	Revolver (Prime + 4.75% interest rate, 4.75% floor, 6.00% EOT payment)(2)	10/31/2022	1,500	1,485	359	10/31/2023
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	1/23/2023	369	362	96	12/31/2023
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/1/2023	410	402	106	12/31/2023
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/7/2023	354	347	85	12/31/2023
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/14/2023	355	348	85	12/31/2023
			9,001	8,982	2,146
Total Consumer Products and Services - 25.29%*			75,899	76,578	69,385

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	7/21/2021	1,228	1,260	853	7/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	10/13/2021	1,141	1,150	834	10/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	11/19/2021	1,155	1,198	836	11/30/2024
InFarm - Indoor Urban Farming GMBH(1)(3)(7)	Convertible Note (20.00% interest rate, 0.00% EOT payment)(2)	3/23/2023	273	273	—	7/31/2024
Total Cultivation - 0.92%*			3,797	3,881	2,523

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.25% floor, 6.50% EOT payment)	9/29/2021	12,500	12,617	12,617	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,101	10,101	6/30/2027
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,728	4,682	12/31/2023
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	3,000	3,020	2,941	12/31/2024
TFG Holding, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)	3/31/2022	1,000	1,004	981	9/30/2025
			8,500	8,752	8,604
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,715	6,715	11/30/2024
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	1,000	1,005	1,005	12/31/2025
			7,500	7,720	7,720
Total E-Commerce - Clothing and Accessories - 14.23%*			38,500	39,190	39,042

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	3,477	3,604	3,599	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	263	272	272	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	315	325	325	8/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	10/6/2021	1,458	1,496	1,488	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	947	968	962	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	2,540	2,598	2,582	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	848	864	858	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	324	330	328	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	57	58	58	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	1,836	1,865	1,849	1/31/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	700	704	696	4/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	263	265	262	4/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	9/21/2022	1,710	1,694	1,664	9/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/1/2022	3,078	3,038	2,981	10/31/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/22/2022	184	181	177	12/31/2024
			18,000	18,262	18,101
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,619	1,602	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	756	748	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,606	1,587	8/31/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)(2)	2/17/2023	3,635	3,564	3,490	8/31/2025
			7,491	7,545	7,427
Total E-Commerce - Personal Goods - 9.30%*			25,491	25,807	25,528

Energy
Arcadia Power, Inc.	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)	5/6/2022	5,000	5,046	4,916	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	6/29/2022	5,000	4,971	4,864	12/31/2026
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	3,830	3,912	3,875	12/31/2024
Total Energy - 4.98%*			13,830	13,929	13,655

Entertainment Software
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 6.75% PIK interest rate, 9.50% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	1,002	974	4/30/2025
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/17/2022	3,000	3,036	3,036	5/31/2025
Total Entertainment Software - 1.46%*			4,000	4,038	4,010

Financial Software
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 6.75% floor, 0.00% EOT payment)	4/6/2022	234	232	232	10/31/2024
Parker Group Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 8.25% EOT payment)	4/6/2022	700	718	718	4/30/2025
			934	950	950

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Wisetack, Inc.(1)	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 6.75% EOT payment)	4/3/2023	5,000	4,896	4,896	10/31/2026
Zolve Innovations Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 0.00% EOT payment)	7/28/2022	1,000	989	989	1/31/2025
Total Financial Software - 2.49%*			6,934	6,835	6,835

Food Products
AllPlants Ltd(1)(3)	Revolver (Prime + 2.50% interest rate, 9.50% floor, 5.00% EOT payment)(2)	5/24/2021	1,287	1,311	1,176	4/30/2024
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	222	230	207	7/31/2025
AllPlants Ltd(1)(3)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 8.00% EOT payment)(2)	9/1/2022	901	915	1,002	8/31/2026
Total Food Products - 0.87%*			2,410	2,456	2,385

Healthcare Services
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)(2)	6/22/2023	2,000	1,911	1,911	6/30/2026
OpenLoop Health, Inc.	Revolver (Prime + 1.50% interest rate, 9.25% floor, 3.25% EOT payment)(2)	6/22/2023	2,000	1,938	1,938	6/16/2024
Total Healthcare Services - 1.40%*			4,000	3,849	3,849

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,327	5,327	12/31/2024
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% PIK interest rate, 11.00% floor, 6.00% EOT payment)(2)	6/12/2023	8,055	8,105	7,591	6/12/2027
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% PIK interest rate, 11.00% floor, 6.00% EOT payment)(2)	6/14/2023	606	590	553	6/12/2027
			8,661	8,695	8,144
Total Healthcare Technology Systems - 4.91%*			13,661	14,022	13,471

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	1/11/2023	2,716	2,692	2,692	1/11/2025
Total Human Capital Services - 0.98%*			2,716	2,692	2,692

Information Services (B2C)
Tempus Ex Machina, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.25% EOT payment)(2)	5/4/2023	2,000	1,986	1,986	2/28/2027
Tempus Ex Machina, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 11.25% floor, 5.50% EOT payment)(2)	5/4/2023	7,000	6,918	6,918	5/31/2027
Total Information Services (B2C) - 3.24%*			9,000	8,904	8,904

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,333	5,138	10/31/2024
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,666	2,569	10/31/2024
Total Infrastructure - 2.81%*			7,500	7,999	7,707

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	486	486	12/31/2025
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	3/24/2023	500	482	482	3/21/2026
			1,000	968	968
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	8,233	8,233	2/28/2025
Total Life and Health Insurance - 3.35%*			9,000	9,201	9,201

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 5.00% interest rate, 8.50% EOT payment)	7/1/2021	2,500	2,570	2,506	12/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Total Medical Software and Information Services - 0.91%*			2,500	2,570	2,506

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	5,000	4,940	4,940	3/31/2027
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	8/12/2021	1,154	1,246	1,231	2/29/2024
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	9/30/2021	776	818	807	3/31/2024
			1,930	2,064	2,038
Total Multimedia and Design Software - 2.54%*			6,930	7,004	6,978

Other Financial Services
Aven Holdings, Inc.(1)	Growth Capital Loan (Prime + 5.50% interest rate, 13.75% floor, 2.25% EOT payment)	5/31/2023	6,000	5,600	5,600	11/30/2025
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	505	494	9/30/2025
Jerry Services, Inc.	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	500	494	494	3/17/2023
			1,000	999	988
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	3,075	3,063	3,063	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	10/5/2022	1,463	1,451	1,451	10/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	5/1/2023	450	440	440	4/30/2026
			4,988	4,954	4,954
Total Other Financial Services - 4.21%*			11,988	11,553	11,542

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,642	2,516	9/30/2025
Common Living Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,912	4,680	9/30/2025
			7,242	7,554	7,196
Demain ES(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,283	1,579	11/30/2024
Demain ES(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,283	1,579	11/30/2024
Demain ES(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/4/2022	2,051	2,019	1,579	7/31/2025
			6,587	6,585	4,737
Homelight, Inc.	Growth Capital Loan (17.25% interest rate, 0.00% EOT payment)(2)	12/30/2022	500	492	492	12/31/2026
Homelight, Inc.	Growth Capital Loan (18.00% interest rate, 0.00% EOT payment)(2)	5/22/2023	250	246	246	5/31/2027
			750	738	738
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)	12/30/2021	4,000	4,164	4,148	6/30/2024
Homeward, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	4,000	3,944	3,929	12/31/2024
			8,000	8,108	8,077
MCN Investments Ltd.(1)(3)	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	2/28/2023	800	807	807	8/31/2023
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/25/2022	1,000	1,020	1,020	5/31/2025
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	12/27/2022	1,000	994	994	12/31/2025
Mynd Management, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.50% floor, 4.00% EOT payment)(2)	6/29/2023	8,000	7,890	7,890	12/31/2025
			10,000	9,904	9,904
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	254	249	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	810	793	12/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	224	219	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	107	105	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	447	438	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	211	207	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	153	150	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,389	1,360	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	769	753	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	172	169	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	117	115	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	303	295	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,116	1,089	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	996	972	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	217	212	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	199	194	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	100	97	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	148	143	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	357	345	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	557	539	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	5/23/2023	240	235	226	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	5/23/2023	434	424	409	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2023	720	704	679	5/31/2026
			9,978	10,009	9,758
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/10/2021	2,400	2,428	2,428	12/31/2024
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	7/15/2022	1,600	1,585	1,585	7/31/2025
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	9/26/2022	1,000	984	984	9/30/2025
			5,000	4,997	4,997
Total Real Estate Services - 16.84%*			48,357	48,702	46,214

Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	1,189	1,193	1,191	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,114	1,132	1,129	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,500	1,521	1,517	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,826	1,820	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,826	1,821	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	900	913	910	12/31/2024
Total Social/Platform Software - 3.06%*			8,303	8,411	8,388

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Total Debt Investments - 153.55%*			$432,622	$436,492	$421,347

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$765
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	197
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	66
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	6,747	58	58
Total Aerospace and Defense - 0.40%*				311	1,086

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,163	10	9
Total Application Software - —%*				10	9

Business Applications Software
Blueboard Inc.	Common Stock	3/11/2021	209,302	42	25
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	59
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	118
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	575
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	144
				450	719
Morty, Inc.	Preferred Stock	10/1/2021	88,980	66	4
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	77
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	29
Total Business Applications Software - 0.39%*				781	1,082

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	45
Cardless Inc.	Common Stock	11/18/2021	12,903	28	7
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	160
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	10
				125	170
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	76
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	146
				127	222
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	42
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	205
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	23
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	16
				374	244
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	5/4/2022	114,041	26	9
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock	12/16/2022	51,590	308	166
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	26
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	9
				34	35
Total Business Products and Services - 0.40%*				1,348	1,102

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	140
Total Business to Business Marketplace - 0.05%*				156	140

Business/Productivity Software
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	14
FireHydrant, Inc.	Preferred Stock	5/23/2023	113,050	115	115
Highbeam, Inc.	Common Stock(2)	2/10/2023	21,888	1	1

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Idelic Inc.	Preferred Stock(2)	12/10/2021	30,551	46	46
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	89
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	21
OnSiteIQ, Inc.	Common Stock(2)	6/16/2023	102,864	14	14
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
Total Business/Productivity Software - 0.11%*				286	304

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - —%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	21
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Iris Automation, Inc.	Preferred Stock(2)	2/11/2022	43,365	24	7
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	40
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	13,940	92	58
Total Computer Hardware - 0.09%*				274	235

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	267
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	33
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	80
				225	380
Cherry Technologies Inc.	Preferred Stock	11/23/2021	77,891	195	432
The Aligned Company	Preferred Stock	10/21/2021	17,564	50	574
The Aligned Company	Preferred Stock	10/21/2021	569	8	6
				58	580
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	772
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.80%*				576	2,194

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	8
Athletic Greens International, Inc.	Preferred Stock(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	12
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	16
				30	28
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Total Consumer Non-Durables - 0.02%*				64	49

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	13,587	10	10
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	460
Clutter Inc.	Preferred Stock(2)	9/30/2020	31,575	43	43
Clutter Inc.	Preferred Stock(2)	10/5/2022	51,121	70	70
				113	113
Dance Gmbh(1)(3)	Preferred Stock(2)	3/31/2022	35	37	16
Dance Gmbh(1)(3)	Preferred Stock(2)	2/21/2023	45	21	21
				58	37
Elektra Mobility Inc.(11)	Preferred Stock(2)	5/6/2022	—	—	—
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	12
Ever/Body, Inc.	Preferred Stock	9/7/2021	281,262	138	84
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	25

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Flink SE(1)(3)	Common Stock(2)	4/13/2022	18	23	5
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	12
Good Eggs, Inc.	Preferred Stock	8/12/2021	83,265	142	2
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	144
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	35
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	25
				130	204
Immersive Group Gaming LTD(1)	Preferred Stock(2)	7/12/2021	451,039	115	86
JOKR S.a.r.l.(1)(3)	Preferred Stock	10/14/2021	20,944	536	485
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	8/10/2022	746	3	8
				539	493
Lower Holding Company	Preferred Stock	12/28/2022	36,608	47	6
Mystery Tackle Box, Inc.	Preferred Stock(2)	4/29/2022	64,286	14	22
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	5
Nate, Inc.	Preferred Stock(2)	12/31/2021	—	—	—
NxFoods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	30
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	2
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	10
Tempo Interactive Inc.	Preferred Stock	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Untitled Labs, Inc.	Common Stock(2)	6/23/2022	22,727	15	—
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	—
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	10/31/2022	33,112	4	—
				62	—
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares(2)	10/7/2022	192	9	8
Total Consumer Products and Services - 0.64%*				1,813	1,768

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock(2)	5/27/2020	1,278	1,223	—
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	7/16/2021	62	133	—
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	10/12/2021	52	107	—
Total Cultivation - —%*				1,463	—

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	233
Total Database Software - 0.09%*				116	254

E-Commerce - Clothing and Accessories
Dia Styling Co.(11)	Preferred Stock(2)	6/30/2022	—	—	—
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	114
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	268
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	63
TFG Holding, Inc.	Common Stock	3/31/2022	9,360	26	8
				275	71
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	305
Total E-Commerce - Clothing and Accessories - 0.28%*				907	758

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock	7/6/2021	2,960	146	50
Forum Brands, LLC	Preferred Stock	12/23/2021	2,714	188	46
				334	96
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	563
Total E-Commerce - Personal Goods - 0.24%*				923	659

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	238
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	101
				194	339
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	593
Total Energy - 0.34%*				231	932

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	3
Encore Music Technologies, Inc.	Preferred Stock(2)	5/16/2023	4,475	1	3
				16	6
FRVR Limited(1)(3)(11)	Preferred Stock(2)	5/17/2022	—	—	—
Total Entertainment Software - —%*				16	6

Financial Software
Parker Group Inc.	Common Stock	4/6/2022	2,667	9	9
Wisetack, Inc.(1)	Common Stock	12/21/2022	23,086	84	57
Zolve Innovations Inc.	Preferred Stock	7/28/2022	3,172	9	9
Total Financial Software - 0.03%*				102	75

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	4,635	77	38
Total Food Products - 0.01%*				77	38

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	5
Total General Media and Content - —%*				5	5

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	11,186	51	51
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	25
				76	76
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	96,516	42	42
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	12
Wispr AI, Inc.(11)	Preferred Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 0.13%*				169	347

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	90,178	219	218
Calibrate Health, Inc.	Preferred Stock(2)	10/19/2021	28,012	35	35
				254	253
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	7
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.25%*				641	689

Home Furnishings
Petra Living, Inc.	Preferred Stock(2)	6/9/2021	76,783	48	75
Petra Living, Inc.	Preferred Stock(2)	8/24/2021	38,391	24	38
Petra Living, Inc.	Preferred Stock(2)	10/19/2021	38,391	17	38
Total Home Furnishings - 0.06%*				89	151

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Household Products
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	—
Total Household Products - —%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	713
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	—	—
				91	713
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.39%*				289	1,080

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Tempus Ex Machina, Inc.	Preferred Stock(2)	5/1/2023	53,879	38	38
Total Information Services (B2C) - 0.06%*				192	173

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	105
GoEuro Corp.(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	120
Total Infrastructure - 0.08%*				155	225

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	29
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	81
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	4
Total Life and Health Insurance - 0.04%*				120	114

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	2
HI LLC (Kernel)	Common Stock(2)	2/28/2023	175,000	44	44
Total Medical Software and Information Services - 0.02%*				92	46

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	83
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	81
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	105
				185	186
Total Multimedia and Design Software - 0.10%*				262	269

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock(2)	6/26/2023	19,441	31	31
Total Network Management Software - 0.08%*				211	211

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock	5/16/2023	35,857	361	361
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	2,235	8	11
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	162
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	36
Total Other Financial Services - 0.21%*				602	570

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Demain ES(1)(3)	Preferred Stock	12/30/2021	3,191	153	—

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	2,446	8	8
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	18
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Mynd Management, Inc.	Preferred Stock(2)	5/27/2020	43,472	83	113
Mynd Management, Inc.	Preferred Stock(2)	5/25/2022	1,544	1	1
Mynd Management, Inc.	Preferred Stock(2)	6/29/2023	16,471	11	11
				95	125
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	217
YDC, Inc.	Preferred Stock	12/10/2021	25,509	116	133
Total Real Estate Services - 0.82%*				1,223	2,262

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	113
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	113
				60	226
Total Social/Platform Software - 0.09%*				103	251

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	14,621	—	—
Appex Group, Inc.(11)	Preferred Stock(2)	4/14/2022	—	—	—
				—	—
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	223
Total Software Development Applications - 0.08%*				65	223

Total Warrant Investments - 6.42%*				$13,905	$17,610

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$92
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	143
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	272
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	415
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.37%*				1,101	1,004

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	178
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	—	570	6
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	63
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	25
				595	94
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.23%*				1,150	621

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	260	216
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	157
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	366
Total Business to Business Marketplace - 0.27%*				949	739

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	132
Total Consumer Finance - 0.05%*				100	132

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	187
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	55
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	210
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	146
				331	356
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,593	375	368
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,107	75	73
				450	441
NxFoods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	250
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	11
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	56,023	168	—
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.63%*				1,961	1,722

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	45
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	57
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	80
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	60
				106	197
Total E-Commerce - Personal Goods - 0.09%*				196	242

Elder and Disabled Care

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.11%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	245
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	700
Total Energy - 0.34%*				867	945

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	150
Total Financial Services - 0.05%*				150	150

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	333
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	200
Total Healthcare Services - 0.26%*				720	720

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	3
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	2
Total Healthcare Technology Systems - —%*				15	5

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.05%*				150	150

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	149
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	115
Total Infrastructure - 0.10%*				161	264

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	80
Total Life and Health Insurance - 0.03%*				80	80

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	58
Total Multimedia and Design Software - 0.02%*				58	58

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	8
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	945
Total Other Financial Services - 0.35%*				698	953

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	443
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	110
Total Real Estate Services - 0.22%*				592	596

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	303
Total Software Development Applications - 0.11%*				250	303

Total Equity Investments - 3.33%*				$9,612	$9,128

Total Investments in Portfolio Companies - 163.30%*(4)				$460,009	$448,085

Total Investments - 163.30%*(5)				$460,009	$448,085
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2023, non-qualifying assets represented 15.1% of the Company’s total assets, at fair value.
(2)As of June 30, 2023, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $448.1 million at fair value and represented 163.3% of the Company’s net assets. In addition, unless otherwise indicated, as of June 30, 2023, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $9.5 million, $21.4 million and $11.9 million, respectively, for the June 30, 2023 investment portfolio. The tax cost of investments is $460.0 million.
(7)Debt is on non-accrual status as of June 30, 2023 and is therefore considered non-income producing. Non-accrual investments as of June 30, 2023 had a total cost and fair value of $24.5 million and $12.8 million, respectively.
(8)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(9)Non-income producing investments.
(10)Acquisition date represents the date of the investment in the portfolio investment.
(11)Number of shares and/or fair value will be determined based on the occurrence of future events.
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
•For each debt investment tied to the Prime rate (“Prime”), as of June 30, 2023 and December 31, 2022, Prime was 8.25% and 7.50%, respectively. As of June 30, 2023, approximately 79.5%, or $344.0 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2022, approximately 79.3%, or $336.3 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.
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
June 30, 2023
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”), on March 8, 2023, including the significant accounting policies described in “Note 2. Significant Accounting Policies” in the Company’s consolidated financial statements included therein.
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrual are included in the Company’s consolidated financial statements and summarized in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Base Management and Incentive Fees (in thousands)	2023	2022	2023	2022
Base management fee	$1,363	$1,232	$2,711	$2,305
Income incentive fee	$—	$1,948	$—	$3,801
Capital gains incentive fee	$—	$(343)	$—	$(226)
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
For the three months ended June 30, 2023 and 2022, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.5 million and $0.4 million, respectively.
For the six months ended June 30, 2023 and 2022, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $1.0 million and $0.8 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of June 30, 2023 and December 31, 2022. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$421,347	$421,347	$—	$—	$413,558	$413,558
Warrant investments	—	—	17,610	17,610	—	—	18,445	18,445
Equity investments	—	—	9,128	9,128	7	—	9,366	9,373
Total investments	$—	$—	$448,085	$448,085	$7	$—	$441,369	$441,376
The following table shows information about Level 3 investments measured at fair value for the six months ended June 30, 2023 and June 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2023
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2022	$413,558	$18,445	$9,366	$441,369
Funding and purchases of investments, at cost	59,057	1,081	780	60,918
Principal payments and sale proceeds received from investments	(34,412)	—	—	(34,412)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,695	—	—	3,695
Realized losses on investments	(18,083)	(1,087)	(500)	(19,670)
Net change in unrealized gains (losses) included in earnings	(4,247)	(829)	(518)	(5,594)
Payment-in-kind coupon	1,779	—	—	1,779
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of June 30, 2023	$421,347	$17,610	$9,128	$448,085

Net change in unrealized losses on Level 3 investments held as of June 30, 2023	$(10,427)	$(830)	$(518)	$(11,775)

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2021	$319,493	$18,360	$6,049	$343,902
Funding and purchases of investments, at cost	114,037	1,179	3,135	118,351
Principal payments and sale proceeds received from investments	(63,851)	—	—	(63,851)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,973	—	—	3,973
Realized losses on investments	—	(163)	—	(163)
Net change in unrealized gains (losses) included in earnings	(1,876)	2,177	65	366
Payment-in-kind coupon	252	—	7	259
Transfers between investments	(75)	—	75	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of June 30, 2022	$371,953	$21,553	$9,331	$402,837

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2022	$(2,430)	$2,177	$65	$(188)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the six months ended June 30, 2023 or the six months ended June 30, 2022.
Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the three months ended June 30, 2023, the Company recognized net realized losses of $19.0 million. For the three months ended June 30, 2022, the Company recognized net realized losses of $0.2 million. For the six months ended June 30, 2023 the Company recognized net realized losses of $18.5 million. For the six months ended June 30, 2022, the Company recognized net realized losses of $1.4 million.
Unrealized gains and losses are included in “net change in unrealized gains/(losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended June 30, 2023 totaled $0.2 million, resulting primarily from market rate adjustments and foreign currency adjustments, offset by the reversal of previously recognized unrealized losses on investments that were written off in the period. Net change in unrealized losses for the six months ended June 30, 2023 totaled $5.5 million, resulting primarily from market rate adjustments and foreign currency adjustments. Net change in unrealized losses for the three months ended June 30, 2022 totaled $1.5 million and net change in unrealized gains for the six months ended June 30, 2022 totaled $0.3 million, each resulting primarily from market rate adjustments and foreign currency adjustments.
The following table shows a summary of quantitative information about the Level 3 fair value measurements of investments as of June 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$409,625	Discounted Cash Flows	Discount Rate	11.52% - 44.97%	19.36%
	11,722	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	30.00% - 100.00%	91.74%
Warrant investments	17,610	Black Scholes Option Pricing Model	Revenue Multiples	0.25x - 56.90x	7.84x
			Volatility	45.00% - 90.00%	64.53%
			Term	0.50 - 5.50 Years	3.53 Years
			Risk Free Rate	0.17% - 4.87%	2.56%
Equity investments	9,128	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	60.20%
			Term	0.50 - 4.00 Years	3.27 Years
			Risk Free Rate	0.46% - 4.39%	2.95%
			Revenue Multiples	0.63x - 6.50x	4.91x
Total investments	$448,085

Level 3 Investments (dollars in thousands)	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$401,180	Discounted Cash Flows	Discount Rate	7.99% - 40.90%	18.37%
	12,378	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	15.00% - 60.00%	41.41%
Warrant investments	18,445	Black Scholes Option Pricing Model	Revenue Multiples	0.25x - 56.90x	8.05x
			Volatility	45.00% - 90.00%	63.69%
			Term	0.50 - 5.50 Years	3.55 Years
			Risk Free Rate	0.17% - 4.41%	2.28%
Equity investments	9,366	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	60.42%
			Term	2.50 - 4.00 Years	3.33 Years
			Risk Free Rate	0.46% - 4.39%	2.76%
			Revenue Multiples	1.25x - 9.78x	3.75x
Total investments	$441,369
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of June 30, 2023 and December 31, 2022:

Liability (in thousands)	June 30, 2023			December 31, 2022
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	$112,000	$138,000	$250,000	$109,000	$141,000
2027 Notes	75,000	75,000	—	75,000	75,000	—
Total	$325,000	$187,000	$138,000	$325,000	$184,000	$141,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Interest Expense and Amortization of Fees (in thousands)	2023	2022	2023	2022
Revolving Credit Facility
Interest cost	$2,540	$703	$4,913	$1,986
Unused fee	264	302	529	455
Amortization of costs and other fees	323	194	515	380
Revolving Credit Facility Total	$3,127	$1,199	$5,957	$2,821

2027 Notes
Interest cost	$1,099	$1,026	$2,198	$1,026
Amortization of costs and other fees	43	37	85	37
2027 Notes Total	$1,142	$1,063	$2,283	$1,063

Total interest expense and amortization of fees	$4,269	$2,262	$8,240	$3,884

Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. As of June 30, 2023, commitments available total $250.0 million from four lenders—DBNY, MUFG, KeyBank National Association (“KeyBank”) and TIAA, FSB—subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
The revolving period under the Credit Facility is scheduled to expire on July 15, 2025, subject to an extension with the consent of the lenders and early termination if an event of default occurs or other adverse events, specified in the Receivables Financing Agreement, occur. The scheduled maturity date for the Credit Facility is January 15, 2027, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus (i) the greater of 3-month Term SOFR and 0.50% and (ii) the credit spread adjustment, and are subject to certain minimum principal utilization amounts during the revolving period. As of June 30, 2023, the applicable margin is equal to 3.25% during the revolving period and increases to 4.25% during the amortization period. The credit spread adjustment is equal to 0.15%.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act.
As of June 30, 2023 and December 31, 2022, the Company had outstanding borrowings under the Credit Facility of $112.0 million and $109.0 million, respectively, excluding deferred credit facility costs of $3.4 million and $1.8 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three months ended June 30, 2023 and 2022, the Company had average outstanding borrowings under the Credit Facility of $110.6 million and $54.0 million, respectively, at a weighted average interest rate of 8.25% and 4.18%, respectively. During the six months ended June 30, 2023 and 2022, the Company had average outstanding borrowings under the Credit Facility of $109.8 million and $85.9 million, respectively, at a weighted average interest rate of 8.07% and 3.85%, respectively. As of June 30, 2023 and December 31, 2022, $276.2 million and $259.9 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility. As of June 30, 2023 and December 31, 2022, the Company was in material compliance with all covenants under the Credit Facility.
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

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and minimum stockholders’ equity of $142.8 million, as adjusted upward by an amount equal to 65% of the net proceeds from the issuance of shares of the Company’s common stock subsequent to December 31, 2021. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of June 30, 2023 and December 31, 2022, the Company was in material compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.7 million of deferred issuance cost as of June 30, 2023, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of June 30, 2023 and December 31, 2022, the fair value of the 2027 Notes was $69.9 million and $69.3 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of June 30, 2023 and December 31, 2022:

Liability (in thousands)	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$112,000	$112,000	$—	$—	$109,000	$109,000
2027 Notes	—	—	69,897	69,897	—	—	69,310	69,310
Total	$—	$—	$181,897	$181,897	$—	$—	$178,310	$178,310
Note 7. Commitments and Contingencies
Commitments
As of June 30, 2023 and December 31, 2022, the Company’s unfunded commitments totaled $88.1 million to 40 portfolio companies and $137.1 million to 54 portfolio companies, respectively, of which $17.5 million and $44.0 million, respectively, were dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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
The following table shows the Company’s unfunded commitments by portfolio company as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Perry Health, Inc.	$8,000	$97	$—	$—
Workstep Inc.	8,000	22	8,000	22
Karat Financial Technologies, Inc.	7,284	75	6,990	76
Ever/Body Inc.	6,200	102	6,200	102
Activehours, Inc.	5,000	29	5,000	29
Eightfold AI Inc.	5,000	—	5,000	—
Skyflow Inc.	5,000	56	—	—
Homeward, Inc.	4,000	—	4,000	—
JOKR	3,748	238	3,748	238
Loft Orbital Solutions Inc.	3,000	73	3,000	73
Lower Holding Company	3,000	66	3,000	66
Vestwell Holdings, Inc.	3,000	40	3,000	10
Highbeam, Inc.	2,875	34	—	—
FireHydrant, Inc.	2,800	68	—	—
Aven Holdings, Inc.	2,000	—	—	—
Firemaps, Inc.	2,000	43	—	—
Quantum Circuits, Inc.	1,590	30	2,890	55
Petfolk Inc.	1,434	27	2,000	38
Overtime Sports, Inc.	1,143	8	1,143	8
Athletic Greens (USA), Inc.	1,000	9	1,000	9

	June 30, 2023		December 31, 2022
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Belong Home, Inc.	1,000	16	1,000	16
Found Health, Inc.	1,000	6	1,000	6
Jerry Services, Inc.	1,000	—	1,500	7
Pair Eyewear, Inc.	1,000	10	1,000	10
Parker Group, Inc.	1,000	—	1,000	—
Substack, Inc.	1,000	13	1,000	13
Tempus Ex Machina, Inc.	1,000	—	—	—
Wispr AI, Inc.	1,000	4	1,000	4
Construction Finance Corporation	581	17	972	29
Manufactured Networks, Inc.	531	31	1,250	15
Relay Commerce, Inc.	513	8	463	13
Worldwide Freight Logistics Ltd.	513	16	242	10
Metropolis Technologies, Inc.	500	—	500	—
TFG Holding, Inc.	486	3	—	—
OnSiteIQ, Inc.	334	5	—	—
Homelight, Inc.	250	4	500	9
McN Investments Ltd.	200	5	200	5
Allplants LTD	101	3	97	3
NX Foods GMBH	32	2	204	4
True Footage, Inc.	23	1	1,417	39
Encore Music Technologies, Inc.	—	1	—	—
Levels Health Inc.	—	—	14,273	106
Canvas Construction, Inc.	—	—	8,000	—
Cardless, Inc.	—	—	8,000	—
The Aligned Company	—	—	7,000	43
Wisetack, Inc.	—	—	5,000	67
Merama Inc.	—	—	3,644	511
Flashparking, Inc.	—	—	3,490	102
RenoRun, Inc.	—	—	3,400	130
Elodie Games, Inc.	—	—	2,500	—
Trueskin GmbH	—	—	2,140	18
Ribbon Home, Inc.	—	—	2,000	—
Medly Health Inc.	—	—	1,391	—
Dance GmbH	—	—	1,070	20
Baby Generation, Inc.	—	—	1,000	13
Dia Styling Co.	—	—	1,000	—
Mystery Tackle Box, Inc.	—	—	1,000	—
Strata Identity, Inc.	—	—	1,000	12
Tripscout, Inc.	—	—	1,000	12
Angle Health, Inc.	—	—	500	15
Quick Commerce, Ltd.	—	—	500	10
Foodology, Inc.	—	—	372	10
Ephemeral Solutions, Inc.	—	—	333	7
Flo Health UK Limited	—	—	173	3
Certamen Ventures, Inc.	—	—	—	33
Leolabs, Inc.	—	—	—	141
	$88,138	$1,162	$137,102	$2,162
_______________
(1)Does not include $5.0 million backlog of potential future commitments as of December 31, 2022. As of June 30, 2023, the Company did not have any backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commitments Activity (in thousands)	2023	2022	2023	2022
Unfunded commitments at beginning of period(1)	$105,430	$309,160	$142,102	$332,993
New commitments(1)	57,776	50,123	69,220	84,452
Fundings	(45,413)	(63,040)	(59,724)	(111,127)
Expirations / Terminations	(29,692)	(3,582)	(63,606)	(13,082)
Foreign currency adjustments	37	192	146	(383)
Unfunded commitments and backlog of potential future commitments at end of period	$88,138	$292,853	$88,138	$292,853
Backlog of potential future commitments	—	6,250	—	6,250
Unfunded commitments at end of period	$88,138	$286,603	$88,138	$286,603
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of June 30, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	June 30, 2023	December 31, 2022
Dependent on milestones	$17,523	$43,987
Expiring during:
2023	49,007	124,487
2024	30,705	11,472
2025	8,426	1,143
Unfunded commitments	$88,138	$137,102
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of June 30, 2023, the Company did not have any backlog of potential future commitments. As of December 31, 2022, this backlog of potential future commitments totaled $5.0 million.
Note 8. Financial Highlights
The following table shows the financial highlights for the six months ended June 30, 2023 and June 30, 2022:

	For the Six Months Ended
Financial Highlights (in thousands, except share and per share data)	June 30, 2023	June 30, 2022
Per Share Data(1)
Net asset value at beginning of period	$14.00	$15.67
Changes in net asset value due to:
Net investment income	1.10	0.89
Net realized losses on investments	(0.91)	(0.06)
Net change in unrealized gains/(losses) on investments	(0.28)	0.02
Distributions to common shareholders	(0.42)	(0.33)
Net asset value at end of period	$13.49	$16.19

Net investment income per common share	$1.10	$0.89
Net increase in net assets resulting from operations per common share	$(0.08)	$0.83
Weighted average shares of common stock outstanding for period	20,297,200	17,263,099
Shares of common stock outstanding at end of period	20,297,200	18,222,514

Ratios / Supplemental Data(2)
Net asset value at end of period	$274,396	$295,486
Average net asset value	$287,785	$274,922
Total return based on net asset value per share(3)	(0.6)%	5.4%
Net investment income to average net asset value(4)	15.6%	11.3%
Net increase in net assets to average net asset value(4)	(1.2)%	10.5%
Ratio of expenses to average net asset value(4)	9.1%	8.4%
Operating expenses excluding incentive fees to average net asset value(4)	9.1%	5.7%
Income incentive fees to average net asset value(4)	—%	2.8%
Capital gains incentive fees to average net asset value(4)	—%	(0.2)%
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
(4)Percentage is presented on an annualized basis.
The following table shows the weighted average portfolio yield on total debt investments for the six months ended June 30, 2023 and June 30, 2022:

	For the Six Months Ended June 30,
Ratios (Percentages, on an annualized basis)(1)	2023	2022
Weighted average annualized portfolio yield on total debt investments(2)	16.4%	15.3%
Coupon income	12.7%	10.3%
Accretion of discount	1.4%	1.2%
Accretion of end-of-term payments	1.9%	2.2%
Impact of prepayments during the period	0.4%	1.6%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Share Information (in thousands, except share and per share data)	2023	2022	2023	2022
Net investment income	$10,992	$8,134	$22,328	$15,432
Net increase (decrease) in net assets resulting from operations	$(8,264)	$6,420	$(1,682)	$14,300
Basic and diluted weighted average shares of common stock outstanding	20,297,200	18,222,514	20,297,200	17,263,099
Basic and diluted net investment income per share of common stock	$0.54	$0.45	$1.10	$0.89
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$(0.41)	$0.35	$(0.08)	$0.83
Note 10.    Equity
During the three and six months ended June 30, 2023, the Company did not issue any shares of common stock through the Company’s private placement offering. During the three months ended June 30, 2022, the Company did not issue any shares of common stock through the Company’s private placement offering. During the six months ended June 30, 2022, the Company issued 4,230,678 shares of common stock at a weighted-average price of $15.88, through the Company’s private placement offering, resulting in gross proceeds to the Company of $67.5 million.
As of both June 30, 2023 and December 31, 2022, the Company had 20,297,200 shares of common stock outstanding. As of both June 30, 2023 and December 31, 2022, the Company had 525 shares of its Series A Preferred Stock outstanding. As of June 30, 2023, the Company had received $312.4 million of gross proceeds from its private offering of common stock.
As of June 30, 2023, the Company had received capital commitments totaling $386.8 million, of which $74.4 million remained available.
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
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to June 30, 2023.

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
		Total cash distributions	$3.94
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three and six months ended June 30, 2023. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Subsequent Events
Distribution
On July 27, 2023, the Board declared a $0.42 per share distribution to the Company’s common stockholders, payable on August 25, 2023 to stockholders of record on August 4, 2023.

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
•the adequacy of our and our portfolio companies’ available liquidity, cash resources, including our undrawn capital commitments from investors and the ability of our investors to fulfill their obligations under their respective subscription agreements, and working capital and compliance with covenants under borrowing arrangements;
•the ability of our portfolio companies to obtain financing on attractive terms or at all; and
•the timing of cash flows, if any, from the operations of our portfolio companies.
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
Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, under the governing agreement for the 2027 Notes, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K under Part I, Item 1A for the year ended December 31, 2022 for more information. As of June 30, 2023, we were in compliance with the asset coverage requirements under the 1940 Act and with our covenants under the Credit Facility and under the governing agreement for the 2027 Notes.
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

Portfolio Composition, Investment Activity and Asset Quality

Portfolio Composition
We originate and invest primarily in loans that have a secured collateral position and are used by venture capital-backed companies to finance their continued expansion and growth, equipment financings and, on a select basis, revolving loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments. We believe these investments will provide us with a stable, fixed-income revenue stream along with the potential for our returns to be enhanced by equity-related gains. We underwrite our investments seeking an unlevered yield-to-maturity on our growth capital loans and equipment financings generally ranging from 10% to 18% and on our revolving loans generally ranging from 1% to 10% above the applicable prime rate, in each case, with potential for higher returns in the event we are able to exercise warrant investments and realize gains or sell our related equity investments at a profit. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and either the existence of or the near-term potential for strong revenue or revenue growth, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. The Adviser’s senior investment team also generally seeks to invest no more than 5% of our total assets in equity investments.

The following tables show certain information relating to the composition of our portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$436,492	$421,347	$(15,145)	229	93
Warrant investments	13,905	17,610	3,705	182	146
Equity investments	9,612	9,128	(484)	57	45
Total investments in portfolio companies	$460,009	$448,085	$(11,924)	468	157	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$424,456	$413,558	$(10,898)	209	92
Warrant investments	13,911	18,445	4,534	172	143
Equity investments	9,447	9,373	(74)	51	42
Total investments in portfolio companies	$447,814	$441,376	$(6,438)	432	149	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$72,875	16.3%
Real Estate Services	49,072	11.0
Business Products and Services	42,723	9.5
E-Commerce - Clothing and Accessories	39,800	8.9
Business Applications Software	33,655	7.5
Consumer Finance	33,411	7.5
E-Commerce - Personal Goods	26,429	5.9
Energy	15,532	3.5
Business/Productivity Software	15,339	3.4
Healthcare Technology Systems	14,165	3.2
Other Financial Services	13,065	2.9
Life and Health Insurance	9,395	2.1
Information Services (B2C)	9,227	2.1
Computer Hardware	8,678	1.9
Social/Platform Software	8,639	1.9
Infrastructure	8,196	1.8
Multimedia and Design Software	7,305	1.6
Financial Software	6,910	1.5
Consumer Non-Durables	5,839	1.3
Healthcare Services	4,916	1.1
Entertainment Software	4,016	0.9
Human Capital Services	3,772	0.8
Aerospace and Defense	2,692	0.6
Medical Software and Information Services	2,552	0.6
Cultivation	2,523	0.6
Food Products	2,473	0.6
Application Software	2,013	0.4
Business to Business Marketplace	879	0.2
Software Development Applications	526	0.1
Elder and Disabled Care	486	0.1
Database Software	254	0.1
Network Management Software	211	*
Home Furnishings	151	*
Financial Services	150	*
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Household Products	—	*
Total portfolio company investments	$448,085	100.0%
_______________
*Amount represents less than 0.05% of total investments at fair value.

	December 31, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$83,275	18.9%
Real Estate Services	52,005	11.8
Business Products and Services	44,436	10.1
E-Commerce - Clothing and Accessories	39,211	8.9
Consumer Finance	39,167	8.9
Business Applications Software	33,405	7.6
E-Commerce - Personal Goods	22,653	5.1
Energy	16,604	3.8
Healthcare Services	9,616	2.2
Social/Platform Software	8,969	2.0
Life and Health Insurance	8,797	2.0
Multimedia and Design Software	8,380	1.9
Infrastructure	8,225	1.9
Computer Hardware	7,759	1.8
Healthcare Technology Systems	7,125	1.6
Database Software	6,866	1.6
Other Financial Services	6,078	1.4
Business/Productivity Software	5,873	1.3
Consumer Non-Durables	5,578	1.3
Entertainment Software	3,936	0.9
Cultivation	3,906	0.9
Human Capital Services	3,879	0.9
Aerospace and Defense	3,497	0.8
Medical Software and Information Services	2,535	0.6
Food Products	2,364	0.5
Financial Software	2,046	0.5
Application Software	1,821	0.4
Business to Business Marketplace	1,376	0.3
Software Development Applications	526	0.1
Elder and Disabled Care	486	0.1
Information Services (B2C)	285	0.1
Network Management Software	180	*
Home Furnishings	151	*
Financial Services	150	*
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Household Products	—	*
Total portfolio company investments	$441,376	100.0%
_____________
*Amount represents less than 0.05% of total investments at fair value.
The following table shows the financing product type of our debt investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$398,845	94.7%	$392,025	94.8%
Revolver loans	22,502	5.3	21,233	5.1
Convertible notes	—	—	300	0.1
Total debt investments	$421,347	100.0%	$413,558	100.0%
Growth capital loans in which the borrower held a term loan facility with another lender, with or without an accompanying revolving loan, in priority to our senior lien represented 26.3% and 30.4% of our debt investments at fair value as of June 30, 2023 and December 31, 2022, respectively.

Investment Activity
During the three months ended June 30, 2023, we entered into debt commitments with 7 existing portfolio companies and 8 new portfolio companies totaling $58.0 million, funded debt investments to 19 portfolio companies for $45.7 million in principal value, acquired warrant investments representing $0.9 million of value, and made direct equity investments of $35,000. Debt investments funded during the three months ended June 30, 2023 carried a weighted average annualized portfolio yield of 13.6% at origination.
During the six months ended June 30, 2023, we entered into debt commitments with 9 existing portfolio companies and 9 new portfolio companies totaling $70.0 million, funded debt investments to 39 portfolio companies for $60.8 million in principal value, acquired warrant investments representing $1.1 million of value, and made direct equity investments of $0.3 million. Debt investments funded during the six months ended June 30, 2023 carried a weighted average annualized portfolio yield of 15.9%1 at origination.
During the three months ended June 30, 2022, we entered into debt commitments with 23 new portfolio companies and 1 existing portfolio company totaling $50.1 million, funded debt investments to 28 portfolio companies for $63.0 million in principal value, acquired warrant investments representing $0.6 million of value, and made direct equity investments of $1.4 million. Debt investments funded during the three months ended June 30, 2022 carried a weighted average annualized portfolio yield of 13.4% at origination.
During the six months ended June 30, 2022, we entered into debt commitments with 36 new portfolio companies and 7 existing portfolio companies totaling $89.0 million, funded debt investments to 52 portfolio companies for $116.0 million in principal value, acquired warrant investments representing $1.2 million of value, and made direct equity investments of $3.7 million. Debt investments funded during the six months ended June 30, 2022 carried a weighted average annualized portfolio yield of 12.9% at origination.
During the three months ended June 30, 2023, we received $18.7 million of principal prepayments and early repayments from 4 portfolio companies and $3.5 million of scheduled principal amortization. During the three months ended June 30, 2022, we received $32.5 million of principal prepayments and early repayments from 6 portfolio companies and $3.7 million of scheduled principal amortization.
During the six months ended June 30, 2023, we received $25.0 million of principal prepayments and early repayments from 7 portfolio companies and $9.3 million of scheduled principal amortization. During the six months ended June 30, 2022, we received $56.6 million of principal prepayments and early repayments from 11 portfolio companies and $7.3 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Beginning portfolio at fair value	$441,998	$374,243	$441,376	$343,984
New debt investments, net(1)	44,282	61,899	59,057	114,038
Scheduled principal amortization	(3,553)	(3,676)	(9,341)	(7,262)
Principal prepayments and early repayments	(18,761)	(32,540)	(25,071)	(56,589)
Accretion of debt investment fees	1,712	2,357	3,695	3,970
Payment-in-kind coupon	1,066	64	1,779	259
New warrant investments	902	648	1,081	1,180
New equity investments	35	1,498	780	3,136
Net realized losses	(19,367)	(163)	(19,785)	(163)
Net unrealized gains/(losses) on investments	(229)	(1,483)	(5,486)	294
Ending portfolio at fair value	$448,085	$402,847	$448,085	$402,847
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

The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commitments and Fundings (in thousands)	2023	2022	2023	2022
Debt Commitments
New portfolio companies	$33,250	$36,663	$36,750	$54,963
Existing portfolio companies	24,799	13,455	33,294	34,028
Total(1)	$58,049	$50,118	$70,044	$88,991

Funded Debt Investments	$45,685	$63,040	$60,801	$116,048

Equity Investments	$35	$1,423	$287	$3,743
_______________
(1)Includes backlog of potential future commitments.
As of June 30, 2023 and December 31, 2022, our unfunded commitments totaled $88.1 million to 40 portfolio companies and $137.1 million to 54 portfolio companies, respectively, of which $17.5 million and $44.0 million, respectively, was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of June 30, 2023, we did not have any backlog of potential future commitments. As of December 31, 2022, we had a backlog of potential future commitments of $5.0 million.
Asset Quality
Consistent with TPC’s existing policies, our Adviser maintains a credit watch list which places borrowers into five risk categories based on our Adviser’s senior investment team’s judgment, where 1 is the best rating and all new loans are generally assigned a rating of 2.

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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$44,535	10.6%	8	$12,898	3.1%	4
White (2)	349,776	83.0	70	371,809	89.9	80
Yellow (3)	15,314	3.6	9	16,474	4.0	5
Orange (4)	1,788	0.4	2	10,297	2.5	2
Red (5)	9,934	2.4	4	2,080	0.5	1
Total	$421,347	100.0%	93	$413,558	100.0%	92

As of June 30, 2023 and December 31, 2022, the weighted average investment ranking of our debt investment portfolio was 2.01 and 2.07, respectively.
As of June 30, 2023, we had investments in seven portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $24.5 million and $12.8 million, respectively. As of December 31, 2022, we had investments in three portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $20.0 million and $12.4 million, respectively.
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
For the three months ended June 30, 2023 and 2022, our net decrease in net assets resulting from operations was $8.3 million and our net increase in net assets resulting from operations was $6.4 million, respectively, which was comprised of $11.0 million and $8.1 million, respectively, of net investment income and $19.3 million and $1.7 million of net realized and unrealized losses, respectively. On a per common share basis for the three months ended June 30, 2023 and 2022, net investment income was $0.54 and $0.45, respectively, and our net decrease in net assets from operations was $0.41 and net increase in net assets from operations was $0.35, respectively.
For the six months ended June 30, 2023 and 2022, our net decrease in net assets resulting from operations was $1.7 million and our net increase in net assets resulting from operations was $14.3 million, respectively, which was comprised of $22.3 million and $15.4 million, respectively, of net investment income and $24.0 million and $1.1 million of net realized and unrealized losses, respectively. On a per common share basis for the three months ended June 30, 2023 and 2022, net investment income was $1.10 and $0.89, respectively, and our net decrease in net assets from operations was $0.08 and net increase in net assets from operations was $0.83, respectively.
Investment Income
Total investment and other income for the three and six months ended June 30, 2023 was $17.6 million and $35.3 million, respectively. Total investment and other income for the three and six months ended June 30, 2022 was $14.1 million and $26.8 million, respectively.
The increase in total investment and other income for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, is due to a higher weighted average principal amount outstanding and a higher weighted average portfolio yield on our income-bearing debt investment portfolio.
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
Total operating expenses for the three and six months ended June 30, 2023 were $6.6 million and $13.0 million, respectively. Total operating expenses for the three and six months ended June 30, 2022 were $5.9 million and $11.4 million, respectively.
Base management fees for the three and six months ended June 30, 2023 were $1.4 million and $2.7 million, respectively. Base management fees for the three and six months ended June 30, 2022 were $1.2 million and $2.3 million, respectively. Base management fees increased during the 2023 period due to an increase in invested equity, primarily through the issuance of common stock.
We did not incur an income incentive fee for the three or six months ended June 30, 2023, as the income incentive fees were reduced by $2.2 million and $4.5 million, respectively, due to the total return requirement under the Advisory Agreement. Income incentive fees for the three and six months ended June 30, 2022 were $1.9 million and $3.8 million, respectively, as our pre-incentive fee net investment income exceeded the hurdle rate during the periods and income incentive fees were not reduced by the total return requirement under the Advisory Agreement during the periods. We did not incur a capital gains incentive fee during the three and six months ended June 30, 2023, primarily driven by the current and cumulative realized and unrealized losses we recorded on our investment portfolio during the periods. Capital gains incentive fee expense for the three and six months ended June 30, 2022 totaled a reversal of $0.3 million and $0.2 million, respectively, primarily driven by the unrealized losses we recorded on our investment portfolio during the respective periods. See “Note 3. Related Party Agreements and Transactions” to our unaudited financial statements with respect to the capital gains incentive fee expense accruals.

For the three and six months ended June 30, 2023, interest and fees on our borrowings totaled $4.3 million and $8.2 million, respectively. For the three and six months ended June 30, 2022, interest and fees on our borrowings totaled $2.3 million and $3.9 million, respectively. Interest and fees increased during the June 30, 2023 periods primarily due to the increase in weighted average borrowings outstanding and the increase in the weighted average interest rate applicable to our borrowings during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022.
For the three and six months ended June 30, 2023, expenses under the Administration Agreement and general and administrative expenses totaled $1.0 million and $2.1 million, respectively. For the three and six months ended June 30, 2022, expenses under the Administration Agreement and general and administrative expenses totaled $0.8 million and $1.6 million, respectively.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the three and six months ended June 30, 2023, we recognized net realized losses of $19.0 million and $18.5 million, respectively, primarily due to the write-offs of investments in three portfolio companies. For the three and six months ended June 30, 2022, we recognized net realized losses of $0.2 million and $1.4 million, respectively.
Unrealized gains and losses are included in “net change in unrealized gains/(losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended June 30, 2023 totaled $0.2 million, resulting primarily from market rate adjustments and foreign currency adjustments, offset by the reversal of previously recognized unrealized losses on investments that were written off in the period. Net change in unrealized losses for the six months ended June 30, 2023 totaled $5.5 million, resulting primarily from market rate adjustments and foreign currency adjustments. Net change in unrealized losses for the three months ended June 30, 2022 totaled $1.5 million and net change in unrealized gains for the six months ended June 30, 2022 totaled $0.3 million, each resulting primarily from market rate adjustments and foreign currency adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments, utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the three and six months ended June 30, 2023, investment income totaled $17.6 million and $35.3 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 16.8% and 16.4%, respectively. For the three and six months ended June 30, 2022, investment income totaled $14.1 million and $26.8 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 15.6% and 15.3%, respectively.
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
The yield on our total debt portfolio, excluding the impact of prepayments, was 16.1% and 16.0%, respectively, during the three and six months ended June 30, 2023. The yield on our total debt portfolio, excluding the impact of prepayments, was 13.8% and 13.7%, respectively, during the three and six months ended June 30, 2022.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Ratios (Percentages, on an annualized basis)(1)	2023	2022	2023	2022
Weighted average annualized portfolio yield on total debt investments(2)	16.8%	15.6%	16.4%	15.3%
Coupon income	13.2%	10.5%	12.7%	10.3%
Accretion of discount	1.0%	1.2%	1.4%	1.2%
Accretion of end-of-term payments	1.9%	2.1%	1.9%	2.2%
Impact of prepayments during the period	0.7%	1.8%	0.4%	1.6%
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
For the three and six months ended June 30, 2023, our total return based on the change in net asset value was (2.3)% and (0.6)%, respectively. For the three and six months ended June 30, 2022, our total return based on the change in net asset value was 2.2% and 5.4%, respectively. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period. The total return is for the period shown and is not annualized.
The table below shows our return on average total assets and return on average net asset value for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	2023	2022	2023	2022
Net investment income	$10,992	$8,134	$22,328	$15,432
Net increase (decrease) in net assets	$(8,264)	$6,420	$(1,682)	$14,300

Average net asset value(2)	$287,235	$295,868	$287,785	$274,922
Average total assets(2)	$477,877	$427,787	$478,723	$408,248

Net investment income to average net asset value(3)	15.3%	11.0%	15.6%	11.3%
Net increase (decrease) in net assets to average net asset value(3)	(11.5)%	8.7%	(1.2)%	10.5%

Net investment income to average total assets(3)	9.2%	7.6%	9.4%	7.6%
Net increase (decrease) in net assets to average total assets(3)	(6.9)%	6.0%	(0.7)%	7.1%
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
Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our investment portfolio, including our investment valuation policy (which has been approved by the Board), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.
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
As of June 30, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 94.8% of our total assets, as compared to 91.8% of our total assets as of December 31, 2022.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 8, 2023 and “Note 4. Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows, prepayments, and the ability to liquidate any publicly traded investments, will be adequate to meet our cash needs for our daily operations, including to fund our unfunded commitment obligations.
Cash Flows
During the six months ended June 30, 2023, net cash used in operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $8.6 million and net cash used in financing activities, consisting primarily of distributions paid, partially offset by net borrowings under the Credit Facility, was $7.7 million. As of June 30, 2023, cash, including restricted cash, was $20.8 million.
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
As of June 30, 2023, we had received capital commitments totaling $386.8 million in connection with our private offering of common stock, of which $74.4 million remained available for drawdown.
Credit Facility
We have $250.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The revolving period under the Credit Facility is scheduled to expire on July 15, 2025 and the maturity date of the Credit Facility is scheduled for January 15, 2027. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus (i) the greater of 3-month Term SOFR and 0.50% and (ii) the credit spread adjustment, and are subject to certain minimum principal utilization amounts during the revolving period. As of June 30, 2023, the applicable margin is equal to 3.25% during the revolving period and increases to 4.25% during the amortization period. The credit spread adjustment is equal to 0.15%. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of June 30, 2023 and December 31, 2022, we had outstanding borrowings of $112.0 million and $109.0 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $3.4 million and $1.8 million, respectively, which are included as assets in the consolidated statements of assets and liabilities. As of June 30, 2023 and December 31, 2022, we had $138.0 million and $141.0 million, respectively, of remaining capacity on our Credit Facility.
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
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to the aggregate amount of our senior securities, which generally includes all of our borrowings and any preferred stock, of at least 150%. As of June 30, 2023, our asset coverage for total borrowings and other senior securities was 246%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2023 and December 31, 2022, our unfunded commitments totaled $88.1 million and $137.1 million, respectively, of which $17.5 million and $44.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of June 30, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	June 30, 2023	December 31, 2022
Perry Health, Inc.	$8,000	$—
Workstep Inc.	8,000	8,000
Karat Financial Technologies, Inc.	7,284	6,990
Ever/Body Inc.	6,200	6,200
Activehours, Inc.	5,000	5,000
Eightfold AI Inc.	5,000	5,000
Skyflow Inc.	5,000	—
Homeward, Inc.	4,000	4,000
JOKR	3,748	3,748
Loft Orbital Solutions Inc.	3,000	3,000
Lower Holding Company	3,000	3,000
Vestwell Holdings, Inc.	3,000	3,000
Highbeam, Inc.	2,875	—
FireHydrant, Inc.	2,800	—
Aven Holdings, Inc.	2,000	—
Firemaps, Inc.	2,000	—
Quantum Circuits, Inc.	1,590	2,890
Petfolk Inc.	1,434	2,000
Overtime Sports, Inc.	1,143	1,143
Athletic Greens (USA), Inc.	1,000	1,000
Belong Home, Inc.	1,000	1,000
Found Health, Inc.	1,000	1,000

Unfunded Commitments(1) (in thousands)	June 30, 2023	December 31, 2022
Jerry Services, Inc.	1,000	1,500
Pair Eyewear, Inc.	1,000	1,000
Parker Group, Inc.	1,000	1,000
Substack, Inc.	1,000	1,000
Tempus Ex Machina, Inc.	1,000	—
Wispr AI, Inc.	1,000	1,000
Construction Finance Corporation	581	972
Manufactured Networks, Inc.	531	1,250
Relay Commerce, Inc.	513	463
Worldwide Freight Logistics Ltd.	513	242
Metropolis Technologies, Inc.	500	500
TFG Holding, Inc.	486	—
OnSiteIQ, Inc.	334	—
Homelight, Inc.	250	500
McN Investments Ltd.	200	200
Allplants LTD	101	97
NX Foods GMBH	32	204
True Footage, Inc.	23	1,417
Encore Music Technologies, Inc.	—	—
Levels Health Inc.	—	14,273
Canvas Construction, Inc.	—	8,000
Cardless, Inc.	—	8,000
The Aligned Company	—	7,000
Wisetack, Inc.	—	5,000
Merama Inc.	—	3,644
Flashparking, Inc.	—	3,490
RenoRun, Inc.	—	3,400
Elodie Games, Inc.	—	2,500
Trueskin GmbH	—	2,140
Ribbon Home, Inc.	—	2,000
Medly Health Inc.	—	1,391
Dance GmbH	—	1,070
Baby Generation, Inc.	—	1,000
Dia Styling Co.	—	1,000
Mystery Tackle Box, Inc.	—	1,000
Strata Identity, Inc.	—	1,000
Tripscout, Inc.	—	1,000
Angle Health, Inc.	—	500
Quick Commerce, Ltd.	—	500
Foodology, Inc.	—	372
Ephemeral Solutions, Inc.	—	333
Flo Health UK Limited	—	173
Certamen Ventures, Inc.	—	—
Leolabs, Inc.	—	—
Total	$88,138	$137,102
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of June 30, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	June 30, 2023	December 31, 2022
Dependent on milestones	$17,523	$43,987
Expiring during:
2023	49,007	124,487
2024	30,705	11,472
2025	8,426	1,143
Total	$88,138	$137,102
_______________
(1)Does not include backlog of potential future commitments.
Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences material adverse events that affect the financial condition or business outlook for the portfolio company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. We generally expect 50% - 75% of our unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to June 30, 2023.

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30 2022	0.10
April 27, 2023	May 12, 2023	May 19, 2023	$0.42
		Total cash distributions	$3.94
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
As of June 30, 2023, we estimated that we had undistributed taxable earnings from distributable earnings of $20.8 million, or $1.02 per common share.
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
Recent Developments
Distribution
On July 27, 2023, our Board declared a $0.42 per share distribution to our common stockholders, payable on August 25, 2023 to stockholders of record on August 4, 2023.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. We are also subject to risks relating to the capital markets; changes in foreign currency exchange rates; conditions affecting the general economy; legislative reform; and local, regional, national or global political, social or economic instability. U.S. and global capital markets and credit markets have recently been experiencing an increase in the level of volatility across such markets and in the values of publicly-traded securities. Any continuation of the stresses on capital markets and credit markets, or a further increase in volatility, could result in a contraction of available credit for us and/or an inability by us to access the equity or debt capital markets, or could otherwise cause an inability or unwillingness of our lenders to fund their commitments to us, any of which may have a material adverse effect on our results of operations and financial condition.
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

As of June 30, 2023, a majority of the debt investments (approximately 79.5%, or $344.0 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including SOFR.
As of June 30, 2023, our floating rate borrowings totaled $112.0 million, which represented 59.9% of our outstanding debt as of June 30, 2023. As of June 30, 2023, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate at June 30, 2023 was 8.25%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of June 30, 2023. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of June 30, 2023, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2023 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$9,880	$(3,750)	$6,130
Up 200 basis points	$6,587	$(2,500)	$4,087
Up 100 basis points	$3,293	$(1,250)	$2,043
Up 50 basis points	$1,647	$(625)	$1,022
Down 50 basis points	$(1,539)	$625	$(914)
Down 100 basis points	$(3,032)	$1,250	$(1,782)
Down 200 basis points	$(5,963)	$2,500	$(3,463)
Down 300 basis points	$(8,702)	$3,750	$(4,952)
This analysis is indicative of the potential impact on our investment income as of June 30, 2023, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after June 30, 2023 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of June 30, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates, foreign currency exchange rates and other factors drive our performance more directly than does inflation. Changes in interest rates and foreign currency exchange rates do not necessarily correlate with changes in inflation rates.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance that the desired control objectives will be achieved, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 (filed with the SEC on March 8, 2023) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (filed with the SEC on May 4, 2023), which you should carefully consider and could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation(1)

3.2	Articles Supplementary(2)

3.3	Bylaws(3)

10.1	Third Amendment to Receivables Financing Agreement, dated as of May 31, 2023(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(**)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(2)Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(3)Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(4)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on June 2, 2023.
(*)Filed herewith.
(**) Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Private Venture Credit Inc.

Date: August 3, 2023	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)