Form 10-Q
period 2023-09-30
TriplePoint Private Venture Credit Inc.
filed 2023-11-08
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of November 8, 2023, the registrant had 20,297,200 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments at fair value (amortized cost of $443,251 and $447,814, respectively)	$427,776	$441,376
Cash and cash equivalents	30,310	32,162
Restricted cash	10,486	4,904
Deferred credit facility costs	2,837	1,779
Prepaid expenses and other assets	644	364
Total assets	$472,053	$480,585

Liabilities
Revolving Credit Facility	$110,000	$109,000
2027 Notes, net	74,306	74,193
Base management fee payable	1,378	1,312
Other accrued expenses and liabilities	13,715	11,445
Total liabilities	$199,399	$195,950
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	203	203
Paid-in capital in excess of par value	310,370	310,370
Total distributable loss	(37,919)	(25,938)
Total net assets	$272,654	$284,635
Total liabilities and net assets	$472,053	$480,585

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	20,297,200	20,297,200
Net asset value per common share	$13.41	$14.00

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income
Interest income from investments	$17,814	$15,892	$51,876	$42,028
Other income
Expirations/terminations of unfunded commitments	141	204	1,340	541
Other fees	76	325	151	681
Total investment and other income	18,031	16,421	53,367	43,250

Operating expenses
Base management fee	1,378	1,246	4,089	3,551
Income incentive fee	—	2,265	—	6,066
Capital gains incentive fee	—	(1,206)	—	(1,433)
Interest expense and amortization of fees	4,463	2,917	12,703	6,801
Administration agreement expenses	517	468	1,482	1,315
General and administrative expenses	1,347	467	2,438	1,254
Total operating expenses	7,705	6,157	20,712	17,554

Net investment income	10,326	10,264	32,655	25,696

Net realized and unrealized gains/(losses)
Net realized losses on investments	(175)	(190)	(18,700)	(1,614)
Net change in unrealized losses on investments	(3,353)	(9,040)	(8,839)	(8,748)
Net realized and unrealized losses	(3,528)	(9,230)	(27,539)	(10,362)

Net increase in net assets resulting from operations	$6,798	$1,034	$5,116	$15,334

Net investment income per common share	$0.51	$0.56	$1.61	$1.46
Net increase in net assets per common share	$0.33	$0.06	$0.25	$0.87
Weighted average shares of common stock outstanding	20,297,200	18,222,514	20,297,200	17,586,418

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance at June 30, 2022	18,222,514	$182	525	$—	$280,631	$14,673	$295,486
Common stock distributions from distributable earnings	—	—	—	—	—	(7,289)	(7,289)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	1,034	1,034
Balance at September 30, 2022	18,222,514	$182	525	$—	$280,631	$8,403	$289,216

Balance at December 31, 2021	13,991,836	$140	525	$—	$213,204	$6,418	$219,762
Issuance of common stock	4,230,678	42	—	—	67,427	—	67,469
Common stock distributions from distributable earnings	—	—	—	—	—	(13,302)	(13,302)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(47)	(47)
Net increase in net assets resulting from operations	—	—	—	—	—	15,334	15,334
Balance at September 30, 2022	18,222,514	$182	525	$—	$280,631	$8,403	$289,216

Balance at June 30, 2023	20,297,200	$203	525	$—	$310,370	$(36,177)	$274,396
Common stock distributions from distributable earnings	—	—	—	—	—	(8,525)	(8,525)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	6,798	6,798
Balance at September 30, 2023	20,297,200	$203	525	$—	$310,370	$(37,919)	$272,654

Balance at December 31, 2022	20,297,200	$203	525	$—	$310,370	$(25,938)	$284,635
Common stock distributions from distributable earnings	—	—	—	—	—	(17,050)	(17,050)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(47)	(47)
Net increase in net assets resulting from operations	—	—	—	—	—	5,116	5,116
Balance at September 30, 2023	20,297,200	$203	525	$—	$310,370	$(37,919)	$272,654

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$5,116	$15,334
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(74,617)	(198,274)
Principal payments and proceeds from investments	67,533	85,035
Payment-in-kind interest on investments	(1,888)	(269)
Net change in unrealized (gains) losses on investments	8,839	8,748
Net realized (gains) losses on investments	18,700	1,614
Amortization and accretion of premiums and discounts, net	(4,921)	(8,656)
Amortization of debt fees and issuance costs	1,182	677
Change in operating assets and liabilities:
Prepaid expenses and other assets	(280)	216
Base management fee payable	66	448
Income incentive fee payable	—	821
Capital gains incentive fee payable	—	(1,433)
Other accrued expenses and liabilities	2,270	2,324
Net cash provided by (used in) operating activities	22,000	(93,415)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	35,000	92,000
Repayments under revolving credit facility	(34,000)	(129,500)
Proceeds from issuance of 2027 Notes	—	75,000
Proceeds from issuance of common stock	—	67,469
Common stock distributions paid	(17,050)	(13,302)
Preferred stock distributions paid	(32)	(32)
Debt issuance costs of 2027 Notes	(16)	(926)
Deferred credit facility costs	(2,172)	(297)
Net cash provided by (used in) financing activities	(18,270)	90,412
Net change in cash, cash equivalents and restricted cash	3,730	(3,003)
Cash, cash equivalents and restricted cash at beginning of period	37,066	21,072
Cash, cash equivalents and restricted cash at end of period	$40,796	$18,069

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$30,310	$12,984
Restricted cash	10,486	5,085
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$40,796	$18,069

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,144	$3,484
Excise taxes paid	$250	$32

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$937	$1,179	$1,180	3/31/2024
Total Aerospace and Defense - 0.43%*			937	1,179	1,180

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	667	675	675	5/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	700	706	706	7/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	460	462	462	9/30/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	2/6/2023	173	173	173	2/28/2025
Total Application Software - 0.74%*			2,000	2,016	2,016

Business Applications Software
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)	9/30/2022	3,000	3,008	3,008	9/30/2024
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)	12/29/2022	1,000	994	994	12/31/2024
			4,000	4,002	4,002
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000	10,359	10,389	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	288	288	10/31/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	1/21/2022	347	357	357	1/31/2024
			10,625	11,004	11,034
Morty, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 10.00% EOT payment)	12/21/2022	7,000	7,037	6,788	6/30/2026
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	2,156	2,465	2,269	11/30/2023
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,823	1,565	4/30/2024
			3,924	4,288	3,834
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	1,521	1,577	1,571	6/30/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	1,521	1,577	1,571	6/30/2024
			3,042	3,154	3,142
Total Business Applications Software - 10.56%*			28,591	29,485	28,800

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.00% floor, 6.00% EOT payment)	9/9/2022	2,000	2,019	2,019	9/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,504	1,523	1,523	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 5.75% EOT payment)	11/18/2021	4,200	4,383	4,383	5/31/2024
			5,704	5,906	5,906
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)(2)	12/30/2021	4,861	4,905	4,905	12/31/2025
Cart.com, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.75% EOT payment)(2)	11/8/2022	1,000	1,004	1,004	5/31/2026
			5,861	5,909	5,909
Certamen Ventures Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.00% EOT payment)	11/30/2021	6,945	7,061	7,061	11/30/2024
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	2/15/2022	1,870	1,930	1,930	8/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	4/25/2022	1,828	1,870	1,870	10/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	8/1/2022	705	714	714	1/31/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	10/7/2022	2,526	2,538	2,538	4/30/2026
			6,929	7,052	7,052
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	2,701	2,936	2,936	7/31/2024
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	5/4/2022	1,500	1,509	1,487	5/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	927	10/28/2023
Rally Network, Inc.(7)	Revolver (Prime + 5.75% interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	16	10/28/2023
			2,464	2,511	943
RenoRun, Inc.(1)(3)(7)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)	12/30/2021	97	92	156	12/31/2025
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	6/15/2022	431	436	440	6/30/2025
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 7.50% EOT payment)(2)	6/15/2022	311	320	335	12/31/2024
			742	756	775
Vecna Robotics, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 9.00% EOT payment)	12/16/2022	4,500	4,315	4,315	9/30/2026
Total Business Products and Services - 14.14%*			39,443	40,066	38,559

Business/Productivity Software
Construction Finance Corporation	Revolver (Prime + 6.25% interest rate, 9.50% floor, 3.25% EOT payment)(2)	7/8/2022	574	575	575	1/7/2024
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)	5/23/2023	5,200	5,125	5,125	11/30/2026
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)(2)	8/21/2023	1,600	1,566	1,566	2/28/2027
			6,800	6,691	6,691
Highbeam, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 12.00% floor)(2)	2/10/2023	1,725	1,707	1,707	8/10/2024
Idelic Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 9.50% EOT payment)(2)	9/14/2022	4,000	4,051	4,051	3/31/2026
Manufactured Networks, Inc.	Revolver (Prime + 5.75% interest rate, 14.25% floor)(2)	9/13/2023	3,384	3,353	3,353	12/13/2024
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	1,107	1,117	1,125	3/31/2027
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.75% floor, 6.75% EOT payment)(2)	6/16/2023	2,416	2,399	2,399	5/31/2026
Total Business/Productivity Software - 7.30%*			20,006	19,893	19,901

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor)(2)	8/4/2022	3,000	2,959	2,871	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor(2)	8/4/2022	2,500	2,466	2,393	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor)(2)	8/4/2022	1,000	987	958	2/28/2026
			6,500	6,412	6,222
Iris Automation, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 4.75% EOT payment)(2)	2/11/2022	853	871	871	2/28/2025
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	110	109	109	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	300	296	296	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)(2)	5/11/2023	1,000	991	991	11/30/2024
			1,410	1,396	1,396
Total Computer Hardware - 3.11%*			8,763	8,679	8,489

Consumer Finance
Activehours, Inc.	Revolver (Prime + 4.25% interest rate, 8.50% floor)(2)	12/30/2022	—	—	—	12/30/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Cherry Technologies Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.50% EOT payment)	5/6/2022	8,500	8,627	8,627	11/30/2024
Cherry Technologies Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.50% EOT payment)	7/14/2022	5,500	5,551	5,551	1/31/2025
			14,000	14,178	14,178
Total Consumer Finance - 5.20%*			14,000	14,178	14,178

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 14.50% floor, 7.25% EOT payment)	6/16/2021	1,916	1,999	1,965	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,029	1,029	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	1,000	1,021	1,021	10/31/2025
			2,000	2,050	2,050
Trueskin GmbH(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 7.25% EOT payment)(2)	1/9/2023	1,077	1,084	1,064	1/31/2026
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)(2)	5/18/2022	372	371	110	11/30/2024
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	6/9/2022	248	251	73	3/31/2025
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	8/5/2022	371	374	110	5/31/2025
			991	996	293
Total Consumer Non-Durables - 1.97%*			5,984	6,129	5,372

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	775	778	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	250	254	255	12/31/2024
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	875	876	881	3/31/2025
			1,875	1,905	1,914
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	9,782	9,930	9,930	5/31/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)(2)	10/13/2022	2,520	2,516	2,699	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,512	1,509	1,619	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,642	1,639	1,754	4/30/2026
			5,674	5,664	6,072
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	4/14/2022	723	724	687	4/30/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	7/14/2022	268	266	271	7/31/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	11/14/2022	69	67	66	11/30/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	3/15/2023	529	502	484	3/31/2026
			1,589	1,559	1,508
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	6/27/2022	322	325	152	3/31/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	8/12/2022	107	108	49	5/31/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	12/9/2022	215	213	93	9/30/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	3/1/2023	322	318	135	11/30/2025
			966	964	429
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	397	406	406	9/30/2024
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	4,800	4,819	4,819	6/30/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	2,250	2,256	2,256	6/30/2025
			7,447	7,481	7,481
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	1,250	1,263	1,223	7/31/2025
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	10/21/2022	1,250	1,252	1,206	10/31/2025
			2,500	2,515	2,429
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	25	26	26	4/30/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	65	66	66	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	427	436	436	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	372	366	366	4/30/2026
			889	894	894
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 3.75% floor, 7.75% EOT payment)	8/12/2021	3,532	3,665	3,562	8/31/2025
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 3.75% floor, 6.00% EOT payment)(2)	5/25/2022	3,000	3,042	2,966	5/31/2025
			6,532	6,707	6,528
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,744	1,728	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,460	3,428	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	5,257	5,202	2/28/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	5,253	5,198	2/28/2025
			15,000	15,714	15,556
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,252	1,266	1,247	7/31/2024
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	5,000	4,957	4,847	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/17/2022	1,000	1,000	983	8/31/2026
			7,252	7,223	7,077
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	2,000	1,997	1,997	12/31/2025
Mystery Tackle Box, Inc.(7)	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 9.25% EOT payment)(2)	4/29/2022	963	982	818	1/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	6/6/2022	537	530	503	6/30/2026
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/29/2022	301	296	299	8/31/2026
			838	826	802
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	588	579	579	6/30/2026
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	201	201	12/31/2026
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	172	166	166	2/28/2027
			967	946	946
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	308	3/25/2023
Spinn, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	816	8/31/2024
Untitled Labs, Inc.(7)	Growth Capital Loan (11.50% interest rate, 5.00% EOT payment)(2)	6/23/2022	404	403	105	6/30/2026
Untitled Labs, Inc.(7)	Growth Capital Loan (13.00% interest rate, 5.00% EOT payment)(2)	10/20/2022	564	558	147	10/31/2026
Untitled Labs, Inc.(7)	Growth Capital Loan (Prime + 6.25% PIK interest rate, 14.75% floor)(2)	7/28/2023	21	21	5	10/31/2023
Untitled Labs, Inc.(7)	Growth Capital Loan (Prime + 6.25% PIK interest rate, 14.75% floor(2)	8/4/2023	21	21	5	10/31/2023

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Untitled Labs, Inc.(7)	Growth Capital Loan (Prime + 6.25% PIK interest rate, 14.75% floor)(2)	8/24/2023	15	15	4	10/31/2023
			1,025	1,018	266
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,461	3,489	765	1/31/2025
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	5/27/2021	1,748	1,753	382	5/31/2025
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	1/31/2022	804	796	191	1/31/2026
VanMoof Global Holding B.V.(1)(3)(7)	Revolver (Prime + 4.75% interest rate, 4.75% floor, 6.00% EOT payment)(2)	10/31/2022	1,500	1,485	380	10/31/2023
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	1/23/2023	369	362	91	12/31/2023
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/1/2023	410	402	100	12/31/2023
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/7/2023	354	347	90	12/31/2023
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/14/2023	355	348	90	12/31/2023
			9,001	8,982	2,089
Total Consumer Products and Services - 24.89%*			75,444	76,483	67,860

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	7/21/2021	1,222	1,263	582	7/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	10/13/2021	1,141	1,150	568	10/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	11/19/2021	1,155	1,198	575	11/30/2024
InFarm - Indoor Urban Farming GMBH(1)(3)(7)	Convertible Note (20.00% interest rate, 0.00% EOT payment)(2)	3/23/2023	273	273	—	7/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)(7)	Growth Capital Loan (Prime + 10.00% PIK interest rate, 18.50% floor, 50.00% EOT payment)(2)	9/14/2023	67	66	35	11/1/2023
InFarm - Indoor Urban Farming GMBH(1)(3)(7)	Growth Capital Loan (Prime + 10.00% PIK interest rate, 18.50% floor, 50.00% EOT payment)(2)	9/27/2023	40	39	21	11/1/2023
Total Cultivation - 0.65%*			3,898	3,989	1,781

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.50% floor, 6.50% EOT payment)	9/29/2021	8,750	8,710	8,710	11/30/2027
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,127	10,127	6/30/2027
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,781	4,757	12/31/2023
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	3,000	3,050	2,982	12/31/2024
TFG Holding, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)	3/31/2022	1,000	1,013	994	9/30/2025
			8,500	8,844	8,733
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,768	6,768	11/30/2024
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	1,000	1,011	1,011	12/31/2025
			7,500	7,779	7,779
Total E-Commerce - Clothing and Accessories - 12.96%*			34,750	35,460	35,349

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)	7/6/2021	3,477	3,617	3,649	10/31/2023
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)	7/21/2021	263	273	276	10/31/2023
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)	8/10/2021	315	327	327	10/31/2023
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)	10/6/2021	1,458	1,511	1,510	10/31/2023

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)	11/2/2021	947	978	977	10/31/2023
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)	11/2/2021	2,540	2,624	2,620	10/31/2023
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)	12/28/2021	848	873	871	12/31/2023
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)	12/28/2021	324	333	333	12/31/2023
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)	12/28/2021	57	59	59	12/31/2023
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	1,836	1,883	1,878	1/31/2024
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	700	711	707	4/30/2024
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	263	268	266	4/30/2024
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	9/21/2022	1,710	1,710	1,696	9/30/2024
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	11/1/2022	3,078	3,066	3,040	10/31/2024
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	12/22/2022	184	182	180	12/31/2024
			18,000	18,415	18,389
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,633	1,620	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	764	757	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,620	1,605	8/31/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)(2)	2/17/2023	3,635	3,599	3,532	8/31/2025
			7,491	7,616	7,514
Total E-Commerce - Personal Goods - 9.50%*			25,491	26,031	25,903

Energy
Arcadia Power, Inc.	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)	5/6/2022	5,000	5,072	4,954	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	6/29/2022	5,000	5,002	4,904	12/31/2026
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	3,227	3,329	3,298	12/31/2024
Total Energy - 4.83%*			13,227	13,403	13,156

Entertainment Software
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 9.00% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	1,002	974	7/1/2026
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	7/28/2023	75	75	72	7/1/2026
			1,075	1,077	1,046
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/17/2022	3,000	3,059	3,059	5/31/2025
Total Entertainment Software - 1.51%*			4,075	4,136	4,105

Financial Software
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 6.75% floor)	4/6/2022	193	191	191	10/31/2024
Parker Group Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 8.25% EOT payment)	4/6/2022	700	724	724	4/30/2025
			893	915	915
Wisetack, Inc.(1)	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 6.75% EOT payment)	4/3/2023	5,000	4,927	4,927	10/31/2026
Total Financial Software - 2.14%*			5,893	5,842	5,842

Food Products

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
AllPlants Ltd(1)(3)	Revolver (Prime + 2.50% interest rate, 9.50% floor, 5.00% EOT payment)(2)	5/24/2021	1,291	1,325	1,152	4/30/2024
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	197	208	181	7/31/2025
AllPlants Ltd(1)(3)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 8.00% EOT payment)(2)	9/1/2022	901	920	970	8/31/2026
Total Food Products - 0.84%*			2,389	2,453	2,303

Healthcare Services
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, —% EOT payment)(2)	1/18/2023	213	209	209	1/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, —% EOT payment)(2)	5/19/2023	176	173	173	5/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, —% EOT payment)(2)	5/19/2023	177	174	174	5/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, —% EOT payment)(2)	8/16/2023	247	242	242	8/31/2027
			813	798	798
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)(2)	6/22/2023	2,000	1,934	1,934	6/30/2026
OpenLoop Health, Inc.	Revolver (Prime + 1.50% interest rate, 9.25% floor, 3.25% EOT payment)(2)	6/22/2023	2,000	1,969	1,969	6/16/2024
			4,000	3,903	3,903
Total Healthcare Services - 1.72%*			4,813	4,701	4,701

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,375	5,275	12/31/2024
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)(2)	7/14/2023	5,000	4,793	4,793	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% PIK interest rate, 11.00% floor, 6.00% EOT payment)(2)	6/12/2023	8,329	8,402	8,402	6/12/2027
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% PIK interest rate, 11.00% floor, 6.00% EOT payment)(2)	6/14/2023	627	614	614	6/12/2027
			8,956	9,016	9,016
Total Healthcare Technology Systems - 7.00%*			18,956	19,184	19,084

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	1/11/2023	3,000	2,985	2,985	1/11/2025
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	9/22/2023	281	277	277	1/11/2025
Total Human Capital Services - 1.20%*			3,281	3,262	3,262

Information Services (B2C)
Tempus Ex Machina, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.25% EOT payment)(2)	5/4/2023	2,000	1,995	1,995	2/28/2027
Tempus Ex Machina, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 11.25% floor, 5.50% EOT payment)(2)	5/4/2023	7,000	6,948	6,948	5/31/2027
Total Information Services (B2C) - 3.28%*			9,000	8,943	8,943

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 10.50% EOT payment)	5/27/2020	5,000	5,351	5,366	1/31/2027
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 10.50% EOT payment)	5/27/2020	2,500	2,676	2,683	1/31/2027
Total Infrastructure - 2.95%*			7,500	8,027	8,049

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	490	490	12/31/2025
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	3/24/2023	500	486	486	3/21/2026
			1,000	976	976

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	8,287	8,287	2/28/2025
Total Life and Health Insurance - 3.40%*			9,000	9,263	9,263

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 5.00% interest rate, 12.50% floor, 8.50% EOT payment)	7/1/2021	2,500	2,601	2,548	12/31/2024
Total Medical Software and Information Services - 0.93%*			2,500	2,601	2,548

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	5,000	4,963	4,963	3/31/2027
Spire Animation Studios, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 6.87% EOT payment)	8/12/2021	782	874	851	2/29/2024
Spire Animation Studios, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 7.13% EOT payment)	9/30/2021	534	576	561	3/31/2024
			1,316	1,450	1,412
Total Multimedia and Design Software - 2.34%*			6,316	6,413	6,375

Other Financial Services
Aven Holdings, Inc.(1)	Growth Capital Loan (Prime + 5.50% interest rate, 13.75% floor, 2.25% EOT payment)	5/31/2023	6,000	5,666	5,666	11/30/2025
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	508	496	9/30/2025
Jerry Services, Inc.	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	500	497	495	6/30/2026
			1,000	1,005	991
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	3,075	3,086	3,086	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	10/5/2022	1,463	1,462	1,462	10/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	5/1/2023	450	443	443	4/30/2026
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 13.75% floor, 5.00% EOT payment)(2)	7/31/2023	500	491	491	7/31/2026
			5,488	5,482	5,482
Total Other Financial Services - 4.45%*			12,488	12,153	12,139

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,650	2,650	9/30/2025
Common Living Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,929	4,929	9/30/2025
			7,242	7,579	7,579
Demain ES(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,283	1,386	11/30/2024
Demain ES(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,283	1,386	11/30/2024
Demain ES(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/4/2022	2,051	2,019	1,386	7/31/2025
			6,587	6,585	4,158
Homelight, Inc.	Growth Capital Loan (17.25% interest rate, 0.00% EOT payment)(2)	12/30/2022	500	493	493	12/31/2026
Homelight, Inc.	Growth Capital Loan (18.00% interest rate, 0.00% EOT payment)(2)	5/22/2023	250	246	246	5/31/2027
			750	739	739
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	4,000	4,143	4,110	6/30/2026
Homeward, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	4,000	3,975	3,964	12/31/2024
			8,000	8,118	8,074
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/25/2022	1,000	1,025	1,025	5/31/2025
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	12/27/2022	1,000	1,000	1,000	12/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Mynd Management, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.50% floor, 4.00% EOT payment)(2)	6/29/2023	8,000	7,933	7,933	12/31/2025
			10,000	9,958	9,958
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	256	252	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	816	802	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	226	222	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	108	106	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	451	443	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	213	209	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	155	152	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,399	1,374	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	775	761	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	174	170	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	118	116	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	305	299	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,125	1,101	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	1,004	982	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	219	214	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	201	196	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	101	98	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	149	145	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	359	349	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	561	544	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	5/23/2023	240	236	228	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	5/23/2023	434	427	413	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2023	720	710	685	5/31/2026
			9,978	10,088	9,861
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/10/2021	2,400	2,450	2,385	12/31/2024
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	7/15/2022	1,600	1,598	1,540	7/31/2025
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	9/26/2022	1,000	993	953	9/30/2025
			5,000	5,041	4,878
Total Real Estate Services - 16.60%*			47,557	48,108	45,247

Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	877	888	884	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	945	967	959	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,272	1,300	1,289	12/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,526	1,560	1,547	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,526	1,561	1,548	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	763	780	774	12/31/2024
Total Social/Platform Software - 2.57%*			6,909	7,056	7,001

Total Debt Investments - 147.22%*			$413,211	$419,133	$401,406

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$578
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	197
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	66
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	6,747	58	58
Total Aerospace and Defense - 0.33%*				311	899

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,163	10	14
Parsable, Inc.	Preferred Stock(2)	8/29/2023	165,100	61	61
Total Application Software - 0.03%*				71	75

Business Applications Software
Blueboard Inc.	Common Stock	3/11/2021	209,302	42	25
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	59
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	118
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	576
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	144
				450	720
Morty, Inc.	Preferred Stock	10/1/2021	88,980	66	4
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	74
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	29
Total Business Applications Software - 0.40%*				781	1,080

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	45
Cardless Inc.	Common Stock	11/18/2021	12,903	28	7
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	160
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	10
				125	170
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	76
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	146
				127	222
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	42
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	205
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	23
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	16
				374	244
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	5/4/2022	114,041	26	9
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock	12/16/2022	51,590	308	166
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	25
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	9
				34	34
Total Business Products and Services - 0.40%*				1,348	1,101

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	140
Total Business to Business Marketplace - 0.05%*				156	140

Business/Productivity Software
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	14
FireHydrant, Inc.	Preferred Stock	5/23/2023	113,050	115	125

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Highbeam, Inc.	Common Stock(2)	2/10/2023	31,549	2	2
Idelic Inc.	Preferred Stock(2)	12/10/2021	30,551	46	11
Luxury Presence, Inc.	Preferred Stock(2)	9/20/2023	7,734	40	40
Machinify, Inc.	Common Stock(2)	8/25/2023	27,040	36	36
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	89
Manufactured Networks, Inc.	Preferred Stock(2)	9/13/2023	73,666	25	25
				114	114
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	21
OnSiteIQ, Inc.	Common Stock(2)	6/16/2023	102,864	14	64
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
Total Business/Productivity Software - 0.16%*				388	431

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - —%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	21
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Iris Automation, Inc.	Preferred Stock(2)	2/11/2022	43,365	24	—
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	40
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	13,940	92	58
Total Computer Hardware - 0.08%*				274	228

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	319
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	40
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	96
				225	455
Cherry Technologies Inc.	Preferred Stock	11/23/2021	77,891	195	432
The Aligned Company	Preferred Stock	10/21/2021	17,564	50	574
The Aligned Company	Preferred Stock	10/21/2021	569	8	6
				58	580
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	772
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.83%*				576	2,269

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	1
Athletic Greens International, Inc.	Preferred Stock(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	12
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	16
				30	28
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Total Consumer Non-Durables - 0.02%*				64	42

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	13,587	10	10
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	460
Clutter Inc.	Preferred Stock(2)	9/30/2020	31,575	43	—
Clutter Inc.	Preferred Stock(2)	10/5/2022	51,121	70	—
				113	—
Dance Gmbh(1)(3)	Preferred Stock(2)	3/31/2022	35	37	16
Dance Gmbh(1)(3)	Preferred Stock(2)	2/21/2023	45	21	20
				58	36

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Elektra Mobility Inc.(11)	Preferred Stock(2)	5/6/2022	—	—	—
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ever/Body, Inc.	Preferred Stock	9/7/2021	281,262	138	84
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	24
Flink SE(1)(3)	Common Stock(2)	4/13/2022	18	23	1
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	9
Good Eggs, Inc.	Preferred Stock	8/12/2021	83,265	142	11
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	144
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	35
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	25
				130	204
Immersive Group Gaming LTD(1)	Preferred Stock(2)	7/12/2021	451,039	115	86
JOKR S.a.r.l.(1)(3)	Preferred Stock	7/24/2023	21,960	538	494
Lower Holding Company	Preferred Stock	12/28/2022	36,608	47	6
Mystery Tackle Box, Inc.	Preferred Stock(2)	4/29/2022	64,286	14	1
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	5
NxFoods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	30
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock(2)	8/25/2023	31,796	118	118
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	—
Tempo Interactive Inc.	Preferred Stock	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Untitled Labs, Inc.	Common Stock(2)	6/23/2022	22,727	15	—
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	—
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	10/31/2022	33,112	4	—
				62	—
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares(2)	10/7/2022	192	9	4
Total Consumer Products and Services - 0.63%*				1,930	1,725

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock(2)	5/27/2020	1,278	1,223	—
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	7/16/2021	62	133	—
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	10/12/2021	52	107	—
Total Cultivation - —%*				1,463	—

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	233
Total Database Software - 0.09%*				116	254

E-Commerce - Clothing and Accessories
Dia Styling Co.(11)	Preferred Stock(2)	6/30/2022	—	—	—
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	114
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	194
				411	308
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	268
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	1
TFG Holding, Inc.	Common Stock	3/31/2022	9,360	26	—
				275	1
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	305
Total E-Commerce - Clothing and Accessories - 0.32%*				1,101	882

E-Commerce - Personal Goods

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Forum Brands, LLC	Preferred Stock	7/6/2021	2,960	146	20
Forum Brands, LLC	Preferred Stock	12/23/2021	2,714	188	18
				334	38
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	563
Total E-Commerce - Personal Goods - 0.22%*				923	601

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	133
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	52
				194	185
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	589
Total Energy - 0.28%*				231	774

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	3
Encore Music Technologies, Inc.	Preferred Stock(2)	5/16/2023	4,475	1	1
				16	4
FRVR Limited(1)(3)(11)	Preferred Stock(2)	5/17/2022	—	—	—
Total Entertainment Software - —%*				16	4

Financial Software
Parker Group Inc.	Common Stock	4/6/2022	2,667	9	9
Wisetack, Inc.(1)	Common Stock	12/21/2022	23,086	84	57
Zolve Innovations Inc.	Preferred Stock	7/28/2022	3,172	9	9
Total Financial Software - 0.03%*				102	75

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	4,635	77	37
Total Food Products - 0.01%*				77	37

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	5
Total General Media and Content - —%*				5	5

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	11,186	51	60
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	30
				76	90
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	96,516	42	42
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	29
Wispr AI, Inc.(11)	Preferred Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 0.14%*				169	378

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	90,178	219	218
Calibrate Health, Inc.	Preferred Stock(2)	10/19/2021	28,012	35	35
				254	253
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	7
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
K Health, Inc.	Common Stock(2)	7/14/2023	61,224	187	187
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.32%*				828	876

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Household Products
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	1
Total Household Products - —%*				72	1

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	713
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	18
				109	731
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.40%*				307	1,098

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Tempus Ex Machina, Inc.	Preferred Stock(2)	5/1/2023	53,879	38	38
Total Information Services (B2C) - 0.06%*				192	173

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	97
GoEuro Corp.(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	112
Total Infrastructure - 0.08%*				155	209

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	28
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	7
Total Life and Health Insurance - 0.05%*				120	142

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock(2)	2/28/2023	175,000	44	2
Total Medical Software and Information Services - —%*				92	2

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	83
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	—
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	—
				185	—
Total Multimedia and Design Software - 0.03%*				262	83

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock(2)	6/26/2023	19,441	31	31
Total Network Management Software - 0.08%*				211	211

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock	5/16/2023	35,857	361	343
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	2,235	8	5
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	158
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	36
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	4
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	7
				71	47
Total Other Financial Services - 0.20%*				613	553

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Demain ES(1)(3)	Preferred Stock	12/30/2021	3,191	153	—
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	2,446	8	8
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	18
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Mynd Management, Inc.	Preferred Stock(2)	5/27/2020	43,472	83	113
Mynd Management, Inc.	Preferred Stock(2)	5/25/2022	1,544	1	1
Mynd Management, Inc.	Preferred Stock(2)	6/29/2023	16,471	11	11
				95	125
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	217
YDC, Inc.	Preferred Stock	12/10/2021	25,509	116	31
Total Real Estate Services - 0.79%*				1,223	2,160

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	113
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	113
				60	226
Total Social/Platform Software - 0.09%*				103	251

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	14,621	—	—
Appex Group, Inc.(11)	Preferred Stock(2)	4/14/2022	—	—	—
				—	—
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	223
Total Software Development Applications - 0.08%*				65	223

Total Warrant Investments - 6.34%*				$14,506	$17,285

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$92
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	143
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	272	266
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	400
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.36%*				1,100	983

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	178
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	—	570	6
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	61
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	24
				595	91
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.23%*				1,150	618

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	217
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	157
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	366
Total Business to Business Marketplace - 0.27%*				950	740

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	151
Total Consumer Finance - 0.06%*				100	151

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	187
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	53
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	210
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	146
				331	356
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,688	375	328
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,575	75	95
				450	423
NxFoods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	250
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	56,023	168	—
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.62%*				1,961	1,701

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	47
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	57
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	80
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	60
				106	197
Total E-Commerce - Personal Goods - 0.09%*				196	244

Elder and Disabled Care

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.11%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	174
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	700
Total Energy - 0.32%*				867	874

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	150
Total Financial Services - 0.06%*				150	150

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	333
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	285
Total Healthcare Services - 0.30%*				720	805

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	3
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	2
Total Healthcare Technology Systems - —%*				15	5

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.06%*				150	150

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	149
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	115
Total Infrastructure - 0.10%*				161	264

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.03%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	58
Total Multimedia and Design Software - 0.02%*				58	58

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	6
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	918
Total Other Financial Services - 0.34%*				698	924

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	431
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	110
Total Real Estate Services - 0.21%*				592	584

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	303
Total Software Development Applications - 0.11%*				250	303

Total Equity Investments - 3.33%*				$9,612	$9,085

Total Investments in Portfolio Companies - 156.89%*(4)				$443,251	$427,776

Total Investments - 156.89%*(5)				$443,251	$427,776

Foreign Currency Forward Contracts - .07%*

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Gain
British Pound Sterling (GBP)	11/1/2023	Zions Bancorporation, N.A.	£7,000	Sold	$8,715	$171
Euro (EUR)	11/1/2023	Zions Bancorporation, N.A.	€2,000	Sold	$2,144	$27
					$10,859	$198
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2023, non-qualifying assets represented 13.9% of the Company’s total assets, at fair value.
(2)As of September 30, 2023, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of September 30, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $427.8 million at fair value and represented 156.9% of the Company’s net assets. In addition, unless otherwise indicated, as of September 30, 2023, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $9.0 million, $24.5 million and $15.5 million, respectively, for the September 30, 2023 investment portfolio. The tax cost of investments is $443.2 million.
(7)Debt is on non-accrual status as of September 30, 2023 and is therefore considered non-income producing. Non-accrual investments as of September 30, 2023 had a total cost and fair value of $29.8 million and $14.5 million, respectively.
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
•For each debt investment tied to the Prime rate (“Prime”), as of September 30, 2023 and December 31, 2022, Prime was 8.50% and 7.50%, respectively. As of September 30, 2023, approximately 79.7%, or $329.2 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2022, approximately 79.3%, or $336.3 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.
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
September 30, 2023
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2023, including the significant accounting policies described in “Note 2. Significant Accounting Policies” in the Company’s consolidated financial statements included therein.
Derivative Instruments
The Company's derivative instruments include foreign currency forward contracts. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized gains/(losses) on investments in the Consolidated Statements of Operations. Realized gains and losses of the derivative instruments are included in net realized gains/(losses) on investments in the Consolidated Statements of Operations.
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrual are included in the Company’s consolidated financial statements and summarized in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Base Management and Incentive Fees (in thousands)	2023	2022	2023	2022
Base management fee	$1,378	$1,246	$4,089	$3,551
Income incentive fee	$—	$2,265	$—	$6,066
Capital gains incentive fee	$—	$(1,206)	$—	$(1,433)
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
For the three months ended September 30, 2023 and 2022, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.5 million and $0.5 million, respectively.
For the nine months ended September 30, 2023 and 2022, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $1.5 million and $1.3 million, respectively.

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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of September 30, 2023 and December 31, 2022. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$401,406	$401,406	$—	$—	$413,558	$413,558
Warrant investments	—	—	17,285	17,285	—	—	18,445	18,445
Equity investments	—	—	9,085	9,085	7	—	9,366	9,373
Total investments	$—	$—	$427,776	$427,776	$7	$—	$441,369	$441,376
Derivative instruments(1)	—	198	—	198	—	—	—	—
Total investments, including derivative instruments	$—	$198	$427,776	$427,974	$7	$—	$441,369	$441,376
_______________
(1)Derivative instruments are carried at fair value and a level 2 security within the Company’s fair value hierarchy.
The following table shows information about Level 3 investments measured at fair value for the nine months ended September 30, 2023 and September 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2023
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2022	$413,558	$18,445	$9,366	$441,369
Funding and purchases of investments, at cost	72,064	1,772	780	74,616
Principal payments and sale proceeds received from investments	(67,533)	—	—	(67,533)
Amortization and accretion of premiums and discounts, net and end-of term payments	4,663	—	—	4,663
Realized losses on investments	(18,083)	(1,176)	(500)	(19,759)
Net change in unrealized gains (losses) included in earnings	(6,828)	(1,756)	(561)	(9,145)
Payment-in-kind coupon	3,565	—	—	3,565
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of September 30, 2023	$401,406	$17,285	$9,085	$427,776

Net change in unrealized losses on Level 3 investments held as of September 30, 2023	$(13,008)	$(1,756)	$(561)	$(15,325)

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2021	$319,493	$18,360	$6,049	$343,902
Funding and purchases of investments, at cost	192,151	2,181	4,023	198,355
Principal payments and sale proceeds received from investments	(84,960)	—	—	(84,960)
Amortization and accretion of premiums and discounts, net and end-of term payments	6,958	—	—	6,958
Realized losses on investments	—	(164)	—	(164)
Net change in unrealized gains (losses) included in earnings	(8,217)	88	(595)	(8,724)
Payment-in-kind coupon	293	—	7	300
Transfers between investments	(75)	—	75	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of September 30, 2022	$425,643	$20,465	$9,559	$455,667

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2022	$(8,772)	$88	$(595)	$(9,279)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the nine months ended September 30, 2023 or the nine months ended September 30, 2022.
Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the three months ended September 30, 2023 and September 30, 2022, the Company recognized net realized losses of $0.2 million. and $0.2 million, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company recognized net realized losses of $18.7 million and $1.6 million, respectively.
Unrealized gains and losses are included in “net change in unrealized gains/(losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended September 30, 2023 totaled $3.4 million, resulting primarily from market rate adjustments and foreign currency adjustments. Net change in unrealized losses for the nine months ended September 30, 2023 totaled $8.8 million, resulting primarily from market rate adjustments and foreign currency adjustments, partially offset by the reversal of previously recognized unrealized losses on investments that were written off in the period. Net change in unrealized losses for the three and nine months ended September 30, 2022 totaled $9.0 million and $8.7 million, respectively, each resulting primarily from market rate adjustments and foreign currency adjustments.
The following table shows a summary of quantitative information about the Level 3 fair value measurements of investments as of September 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$390,173	Discounted Cash Flows	Discount Rate	11.60% - 37.4%	19.68%
	11,233	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	10.00% - 100.00%	89.89%
Warrant investments	17,285	Black Scholes Option Pricing Model	Revenue Multiples	0.25x - 56.90x	7.18x
			Volatility	45.00% - 90.00%	64.44%
			Term	0.25 - 5.50 Years	3.46 Years
			Risk Free Rate	0.17% - 5.03%	2.84%
Equity investments	9,085	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	60.25%
			Term	0.25 - 4.00 Years	3.23 Years
			Risk Free Rate	0.46% - 4.86%	3.09%
			Revenue Multiples	0.63x - 14.00x	4.99x
Total investments	$427,776

Level 3 Investments (dollars in thousands)	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$401,180	Discounted Cash Flows	Discount Rate	7.99% - 40.90%	18.37%
	12,378	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	15.00% - 60.00%	41.41%
Warrant investments	18,445	Black Scholes Option Pricing Model	Revenue Multiples	0.25x - 56.90x	8.05x
			Volatility	45.00% - 90.00%	63.69%
			Term	0.50 - 5.50 Years	3.55 Years
			Risk Free Rate	0.17% - 4.41%	2.28%
Equity investments	9,366	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	60.42%
			Term	2.50 - 4.00 Years	3.33 Years
			Risk Free Rate	0.46% - 4.39%	2.76%
			Revenue Multiples	1.25x - 9.78x	3.75x
Total investments	$441,369
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of September 30, 2023 and December 31, 2022:

		Fair Value as of
Derivative Instrument	Statement Location	September 30, 2023	December 31, 2022
Foreign currency forward contracts	Other assets	$198	$—
Total		$198	$—
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three and nine months ended September 30, 2023 and 2022 are in the following locations in the Consolidated Statements of Operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instrument	Statement Location	2023	2022	2023	2022
Foreign currency forward contracts	Net realized losses on investments	$—	$—	$—	$—
Foreign currency forward contracts	Net change in unrealized gains/(losses) on investments	198	—	198	—
Total		$198	$—	$198	$—
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2023:

	As of September 30, 2023
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$198	$—	$—	$—	$198
Total	$198	$—	$—	$—	$198
_______________

(1)In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)Net amount of derivative assets represents the net amount due from the counterparty to the Company.

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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of September 30, 2023 and December 31, 2022:

Liability (in thousands)	September 30, 2023			December 31, 2022
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	$110,000	$140,000	$250,000	$109,000	$141,000
2027 Notes	75,000	75,000	—	75,000	75,000	—
Total	$325,000	$185,000	$140,000	$325,000	$184,000	$141,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Interest Expense and Amortization of Fees (in thousands)	2023	2022	2023	2022
Revolving Credit Facility
Interest cost	$2,501	$1,219	$7,414	$3,205
Unused fee	280	339	809	794
Amortization of costs and other fees	539	219	1,055	600
Revolving Credit Facility Total	$3,320	$1,777	$9,278	$4,599

2027 Notes
Interest cost	$1,099	$1,099	$3,296	$2,124
Amortization of costs and other fees	44	41	129	78
2027 Notes Total	$1,143	$1,140	$3,425	$2,202

Total interest expense and amortization of fees	$4,463	$2,917	$12,703	$6,801
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. As of September 30, 2023, commitments available total $250.0 million from four lenders—DBNY, MUFG, KeyBank National Association (“KeyBank”) and TIAA, FSB—subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.

The revolving period under the Credit Facility is scheduled to expire on July 15, 2025, subject to an extension with the consent of the lenders and early termination if an event of default occurs or other adverse events, specified in the Receivables Financing Agreement, occur. The scheduled maturity date for the Credit Facility is January 15, 2027, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus (i) the greater of 3-month Term SOFR and 0.50% and (ii) the credit spread adjustment, and are subject to certain minimum principal utilization amounts during the revolving period. As of September 30, 2023, the applicable margin is equal to 3.25% during the revolving period and increases to 4.25% during the amortization period. The credit spread adjustment is equal to 0.15%.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the Credit Facility.
As of September 30, 2023 and December 31, 2022, the Company had outstanding borrowings under the Credit Facility of $110.0 million and $109.0 million, respectively, excluding deferred credit facility costs of $2.8 million and $1.8 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three months ended September 30, 2023 and 2022, the Company had average outstanding borrowings under the Credit Facility of $103.9 million and $72.8 million, respectively, at a weighted average interest rate of 8.59% and 5.68%, respectively. During the nine months ended September 30, 2023 and 2022, the Company had average outstanding borrowings under the Credit Facility of $107.8 million and $81.5 million, respectively, at a weighted average interest rate of 8.24% and 4.66%, respectively. As of September 30, 2023 and December 31, 2022, $268.4 million and $259.9 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility.
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
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and minimum stockholders’ equity of $142.8 million, as adjusted upward by an amount equal to 65% of the net proceeds from the issuance of shares of the Company’s common stock subsequent to December 31, 2021. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.7 million and $0.8 million of deferred issuance cost as of September 30, 2023 and December 31, 2022, respectively, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of September 30, 2023 and December 31, 2022, the fair value of the 2027 Notes was $70.6 million and $69.3 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of September 30, 2023 and December 31, 2022:

Liability (in thousands)	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$110,000	$110,000	$—	$—	$109,000	$109,000
2027 Notes	—	—	70,559	70,559	—	—	69,310	69,310
Total	$—	$—	$180,559	$180,559	$—	$—	$178,310	$178,310
Note 7. Commitments and Contingencies
Commitments
As of September 30, 2023 and December 31, 2022, the Company’s unfunded commitments totaled $103.8 million to 35 portfolio companies and $137.1 million to 54 portfolio companies, respectively, of which $9.5 million and $44.0 million, respectively, were dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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
The following table shows the Company’s unfunded commitments by portfolio company as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Activehours, Inc.	$15,000	$29	$5,000	$29
Perry Health, Inc.	8,000	97	—	—
Workstep Inc.	8,000	22	8,000	22
Karat Financial Technologies, Inc.	6,719	84	6,990	76
Ever/Body Inc.	6,200	102	6,200	102
Luxury Presence, Inc.	6,000	65	—	—
Parsable, Inc.	6,000	111	—	—
Eightfold AI Inc.	5,000	—	5,000	—
Machinify, Inc.	5,000	58	—	—
Placemakr, Inc.	5,000	168	—	—
Skyflow Inc.	5,000	56	—	—
JOKR	3,748	238	3,748	238
Loft Orbital Solutions Inc.	3,000	73	3,000	73
Aven Holdings, Inc.	2,000	—	—	—
Firemaps, Inc.	2,000	43	—	—
Highbeam, Inc.	1,775	21	—	—
Manufactured Networks, Inc.	1,616	15	1,250	15
Quantum Circuits, Inc.	1,590	30	2,890	55
FireHydrant, Inc.	1,200	29	—	—
Petfolk Inc.	1,187	22	2,000	38
Overtime Sports, Inc.	1,143	8	1,143	8
McN Investments Ltd.	1,000	5	200	5
Pair Eyewear, Inc.	1,000	10	1,000	10
Relay Commerce, Inc.	1,000	22	463	13
Substack, Inc.	1,000	13	1,000	13
Tempus Ex Machina, Inc.	1,000	—	—	—
Wispr AI, Inc.	1,000	4	1,000	4
Worldwide Freight Logistics Ltd.	738	16	242	10
Metropolis Technologies, Inc.	500	—	500	—
Construction Finance Corporation	426	10	972	29
OnSiteIQ, Inc.	334	5	—	—
Homeward, Inc.	250	4	4,000	—
Quick Commerce, Ltd.	250	—	500	10
Allplants LTD	101	3	97	3
True Footage, Inc.	23	1	1,417	39
Encore Music Technologies, Inc.	—	1	—	—

	September 30, 2023		December 31, 2022
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Levels Health Inc.	—	—	14,273	106
Canvas Construction, Inc.	—	—	8,000	—
Cardless, Inc.	—	—	8,000	—
The Aligned Company	—	—	7,000	43
Wisetack, Inc.	—	—	5,000	67
Merama Inc.	—	—	3,644	511
Flashparking, Inc.	—	—	3,490	102
RenoRun, Inc.	—	—	3,400	130
Lower Holding Company	—	—	3,000	66
Vestwell Holdings, Inc.	—	—	3,000	10
Elodie Games, Inc.	—	—	2,500	—
Trueskin GmbH	—	—	2,140	18
Ribbon Home, Inc.	—	—	2,000	—
Jerry Services, Inc.	—	—	1,500	7
Medly Health Inc.	—	—	1,391	—
Dance GmbH	—	—	1,070	20
Athletic Greens (USA), Inc.	—	—	1,000	9
Baby Generation, Inc.	—	—	1,000	13
Belong Home, Inc.	—	—	1,000	16
Dia Styling Co.	—	—	1,000	—
Found Health, Inc.	—	—	1,000	6
Mystery Tackle Box, Inc.	—	—	1,000	—
Parker Group, Inc.	—	—	1,000	—
Strata Identity, Inc.	—	—	1,000	12
Tripscout, Inc.	—	—	1,000	12
Angle Health, Inc.	—	—	500	15
Homelight, Inc.	—	—	500	9
Foodology, Inc.	—	—	372	10
Ephemeral Solutions, Inc.	—	—	333	7
NX Foods GMBH	—	—	204	4
Flo Health UK Limited	—	—	173	3
Certamen Ventures, Inc.	—	—	—	33
Leolabs, Inc.	—	—	—	141
Total	$103,800	$1,365	$137,102	$2,162
_______________
(1)Does not include $5.0 million backlog of potential future commitments as of December 31, 2022. As of September 30, 2023, the Company did not have any backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Commitments Activity (in thousands)	2023	2022	2023	2022
Unfunded commitments at beginning of period(1)	$88,138	$292,851	$142,102	$332,993
New commitments(1)	33,735	24,179	102,954	108,632
Fundings	(13,393)	(80,491)	(73,358)	(191,618)
Repayments under existing revolvers	10,874	—	11,116	—
Expirations / Terminations	(15,530)	(18,375)	(79,136)	(31,457)
Foreign currency adjustments	(24)	(342)	122	(728)
Unfunded commitments and backlog of potential future commitments at end of period	$103,800	$217,822	$103,800	$217,822
Backlog of potential future commitments	—	6,250	—	6,250
Unfunded commitments at end of period	$103,800	$211,572	$103,800	$211,572
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of September 30, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	September 30, 2023	December 31, 2022
Dependent on milestones	$9,523	$43,987
Expiring during:
2023	35,500	124,487
2024	60,438	11,472
2025	7,862	1,143
Unfunded commitments	$103,800	$137,102
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of September 30, 2023, the Company did not have any backlog of potential future commitments. As of December 31, 2022, this backlog of potential future commitments totaled $5.0 million.
Note 8. Financial Highlights
The following table shows the financial highlights for the nine months ended September 30, 2023 and September 30, 2022:

	For the Nine Months Ended September 30,
Financial Highlights (in thousands, except share and per share data)	2023	2022
Per Share Data(1)
Net asset value at beginning of period	$14.00	$15.67
Changes in net asset value due to:
Net investment income	1.61	1.46
Net realized losses on investments	(0.92)	(0.09)
Net change in unrealized losses on investments	(0.44)	(0.47)
Distributions to common shareholders	(0.84)	(0.73)
Net asset value at end of period	$13.41	$15.84

Net investment income per common share	$1.61	$1.46
Net increase in net assets resulting from operations per common share	$0.25	$0.87
Weighted average shares of common stock outstanding for period	20,297,200	17,586,418
Shares of common stock outstanding at end of period	20,297,200	18,222,514

Ratios / Supplemental Data(2)
Net asset value at end of period	$272,654	$289,216
Average net asset value	$284,094	$281,117
Total return based on net asset value per share(3)	1.8%	3.2%
Net investment income to average net asset value(4)	15.4%	12.2%
Net increase in net assets to average net asset value(4)	2.4%	7.3%
Ratio of expenses to average net asset value(4)	9.7%	8.3%
Operating expenses excluding incentive fees to average net asset value(4)	9.7%	6.1%
Income incentive fees to average net asset value(4)	—%	2.9%
Capital gains incentive fees to average net asset value(4)	—%	(0.7)%
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
The following table shows the weighted average portfolio yield on total debt investments for the nine months ended September 30, 2023 and September 30, 2022:

	For the Nine Months Ended September 30,
Ratios (Percentages, on an annualized basis)(1)	2023	2022
Weighted average annualized portfolio yield on total debt investments(2)	16.4%	15.6%
Coupon income	12.7%	10.8%
Accretion of discount	1.3%	1.2%
Accretion of end-of-term payments	1.9%	2.1%
Impact of prepayments during the period	0.5%	1.5%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Share Information (in thousands, except share and per share data)	2023	2022	2023	2022
Net investment income	$10,326	$10,264	$32,655	$25,696
Net increase in net assets resulting from operations	$6,798	$1,034	$5,116	$15,334
Basic and diluted weighted average shares of common stock outstanding	20,297,200	18,222,514	20,297,200	17,586,418
Basic and diluted net investment income per share of common stock	$0.51	$0.56	$1.61	$1.46
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.33	$0.06	$0.25	$0.87
Note 10.    Equity
During the three and nine months ended September 30, 2023, the Company did not issue any shares of common stock through the Company’s private placement offering. During the three months ended September 30, 2022, the Company did not issue any shares of common stock through the Company’s private placement offering. During the nine months ended September 30, 2022, the Company issued 4,230,678 shares of common stock at a weighted-average price of $15.88, through the Company’s private placement offering, resulting in gross proceeds to the Company of $67.5 million.
As of both September 30, 2023 and December 31, 2022, the Company had 20,297,200 shares of common stock outstanding. As of both September 30, 2023 and December 31, 2022, the Company had 525 shares of its Series A Preferred Stock outstanding. As of September 30, 2023, the Company had received $312.4 million of gross proceeds from its private offering of common stock.
As of September 30, 2023, the Company had received capital commitments totaling $386.8 million, of which $74.4 million remained available.
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
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to September 30, 2023.

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
		Total cash distributions	$4.36
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three and nine months ended September 30, 2023. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Subsequent Events
Distribution
On October 27, 2023, the Board declared a $0.47 per share distribution to the Company’s common stockholders, payable on November 15, 2023 to stockholders of record on October 30, 2023.

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
Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, under the governing agreement for the 2027 Notes, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K under Part I, Item 1A for the year ended December 31, 2022 for more information. As of September 30, 2023, we were in compliance with the asset coverage requirements under the 1940 Act and with our covenants under the Credit Facility and under the governing agreement for the 2027 Notes.
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

The following tables show certain information relating to the composition of our portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$419,133	$401,406	$(17,727)	231	89
Warrant investments	14,506	17,285	2,779	186	150
Equity investments	9,612	9,085	(527)	56	44
Total investments in portfolio companies	$443,251	$427,776	$(15,475)	473	160	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$424,456	$413,558	$(10,898)	209	92
Warrant investments	13,911	18,445	4,534	172	143
Equity investments	9,447	9,373	(74)	51	42
Total investments in portfolio companies	$447,814	$441,376	$(6,438)	432	149	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2023 and December 31, 2022:

	September 30, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$71,286	16.7%
Real Estate Services	47,991	11.2
Business Products and Services	40,278	9.4
E-Commerce - Clothing and Accessories	36,231	8.5
Business Applications Software	30,863	7.2
E-Commerce - Personal Goods	26,748	6.3
Business/Productivity Software	20,332	4.8
Healthcare Technology Systems	19,965	4.7
Consumer Finance	16,598	3.9
Energy	14,804	3.5
Other Financial Services	13,616	3.2
Life and Health Insurance	9,492	2.2
Information Services (B2C)	9,266	2.2
Computer Hardware	8,717	2.0
Infrastructure	8,522	2.0
Social/Platform Software	7,252	1.7
Multimedia and Design Software	6,516	1.5
Financial Software	5,917	1.4
Healthcare Services	5,884	1.4
Consumer Non-Durables	5,414	1.3
Human Capital Services	4,360	1.0
Entertainment Software	4,109	1.0
Medical Software and Information Services	2,550	0.6
Food Products	2,390	0.6
Application Software	2,091	0.5
Aerospace and Defense	2,079	0.5
Cultivation	1,781	0.4
Business to Business Marketplace	880	0.2
Software Development Applications	526	0.1
Elder and Disabled Care	486	0.1
Database Software	254	0.1
Network Management Software	211	*
Financial Services	150	*
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Household Products	1	*
Home Furnishings	—	*
Total portfolio company investments	$427,776	100.0%
_______________
*Amount represents less than 0.05% of total investments at fair value.

	December 31, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$83,275	18.9%
Real Estate Services	52,005	11.8
Business Products and Services	44,436	10.1
E-Commerce - Clothing and Accessories	39,211	8.9
Consumer Finance	39,167	8.9
Business Applications Software	33,405	7.6
E-Commerce - Personal Goods	22,653	5.1
Energy	16,604	3.8
Healthcare Services	9,616	2.2
Social/Platform Software	8,969	2.0
Life and Health Insurance	8,797	2.0
Multimedia and Design Software	8,380	1.9
Infrastructure	8,225	1.9
Computer Hardware	7,759	1.8
Healthcare Technology Systems	7,125	1.6
Database Software	6,866	1.6
Other Financial Services	6,078	1.4
Business/Productivity Software	5,873	1.3
Consumer Non-Durables	5,578	1.3
Entertainment Software	3,936	0.9
Cultivation	3,906	0.9
Human Capital Services	3,879	0.9
Aerospace and Defense	3,497	0.8
Medical Software and Information Services	2,535	0.6
Food Products	2,364	0.5
Financial Software	2,046	0.5
Application Software	1,821	0.4
Business to Business Marketplace	1,376	0.3
Software Development Applications	526	0.1
Elder and Disabled Care	486	0.1
Information Services (B2C)	285	0.1
Network Management Software	180	*
Home Furnishings	151	*
Financial Services	150	*
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Household Products	—	*
Total portfolio company investments	$441,376	100.0%
_____________
*Amount represents less than 0.05% of total investments at fair value.
The following table shows the financing product type of our debt investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$386,317	96.2%	$392,025	94.8%
Revolver loans	15,089	3.8	21,233	5.1
Convertible notes	—	—	300	0.1
Total debt investments	$401,406	100.0%	$413,558	100.0%
Growth capital loans in which the borrower held a term loan facility with another lender, with or without an accompanying revolving loan, in priority to our senior lien represented 24.2% and 30.4% of our debt investments at fair value as of September 30, 2023 and December 31, 2022, respectively.

Investment Activity
During the three months ended September 30, 2023, we entered into debt commitments with 5 new and 6 existing portfolio companies totaling $33.7 million, funded debt investments to 11 portfolio companies for $13.4 million in principal value and acquired warrant investments representing $0.7 million of value. Debt investments funded during the three months ended September 30, 2023 carried a weighted average annualized portfolio yield of 15.2% at origination.
During the nine months ended September 30, 2023, we entered into debt commitments with 14 new and 13 existing portfolio companies totaling $103.0 million, funded debt investments to 35 portfolio companies for $74.2 million in principal value, acquired warrant investments representing $1.8 million of value, and made direct equity investments of $0.8 million. Debt investments funded during the nine months ended September 30, 2023 carried a weighted average annualized portfolio yield of 15.4%1 at origination.
During the three months ended September 30, 2022, we entered into debt commitments with 11 new portfolio companies and 1 existing portfolio company totaling $23.9 million, funded debt investments to 42 portfolio companies for $80.5 million in principal value, acquired warrant investments representing $1.0 million of value, and made direct equity investments of $0.9 million. Debt investments funded during the three months ended September 30, 2022 carried a weighted average annualized portfolio yield of 15.1% at origination.
During the nine months ended September 30, 2022, we entered into debt commitments with 46 new portfolio companies and 9 existing portfolio companies totaling $112.9 million, funded debt investments to 90 portfolio companies for $189.4 million in principal value, acquired warrant investments representing $2.2 million of value, and made direct equity investments of $4.1 million. Debt investments funded during the nine months ended September 30, 2022 carried a weighted average annualized portfolio yield of 13.8% at origination.
During the three months ended September 30, 2023, we received $14.0 million of principal prepayments and early repayments from 5 portfolio companies and $19.1 million of scheduled principal amortization. During the three months ended September 30, 2022, we received $17.9 million of principal prepayments and early repayments from 4 portfolio companies and $3.2 million of scheduled principal amortization.
During the nine months ended September 30, 2023, we received $39.1 million of principal prepayments and early repayments from 12 portfolio companies and $28.5 million of scheduled principal amortization. During the nine months ended September 30, 2022, we received $74.6 million of principal prepayments and early repayments from 15 portfolio companies and $10.5 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Beginning portfolio at fair value	$448,085	$402,847	$441,376	$343,984
New debt investments, net(1)	13,008	78,116	72,064	192,152
Scheduled principal amortization	(19,121)	(3,217)	(28,462)	(10,479)
Principal prepayments and early repayments	(14,000)	(17,892)	(39,071)	(74,556)
Accretion of debt investment fees	968	2,985	4,663	6,958
Payment-in-kind coupon	1,786	41	3,565	299
New warrant investments	691	1,001	1,772	2,181
New equity investments	—	887	780	4,098
Net realized losses	(89)	(1)	(19,874)	(164)
Net unrealized gains/(losses) on investments	(3,551)	(9,097)	(9,036)	(8,803)
Ending portfolio at fair value	$427,777	$455,670	$427,777	$455,670
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

The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Commitments and Fundings (in thousands)	2023	2022	2023	2022
Debt Commitments
New portfolio companies	$26,000	$21,929	$61,750	$73,963
Existing portfolio companies	7,735	2,000	41,204	38,957
Total(1)	$33,735	$23,929	$102,954	$112,920

Funded Debt Investments	$13,393	$80,491	$74,194	$189,442

Equity Investments	$—	$887	$287	$4,631
_______________
(1)Includes backlog of potential future commitments.
As of September 30, 2023 and December 31, 2022, our unfunded commitments totaled $103.8 million to 35 portfolio companies and $137.1 million to 54 portfolio companies, respectively, of which $9.5 million and $44.0 million, respectively, was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2023, we did not have any backlog of potential future commitments. As of December 31, 2022, we had a backlog of potential future commitments of $5.0 million.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$35,337	8.8%	8	$12,898	3.1%	4
White (2)	328,603	81.9	62	371,809	89.9	80
Yellow (3)	26,388	6.6	10	16,474	4.0	5
Orange (4)	2,498	0.6	4	10,297	2.5	2
Red (5)	8,580	2.1	5	2,080	0.5	1
Total	$401,406	100.0%	89	$413,558	100.0%	92

As of September 30, 2023 and December 31, 2022, the weighted average investment ranking of our debt investment portfolio was 2.05 and 2.07, respectively.
As of September 30, 2023, we had investments in 13 portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $29.8 million and $14.5 million, respectively. As of December 31, 2022, we had investments in three portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $20.0 million and $12.4 million, respectively.
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
For the three months ended September 30, 2023 and 2022, our net increase in net assets resulting from operations was $6.8 million and $1.0 million, respectively, which was comprised of $10.3 million and $10.3 million, respectively, of net investment income and $3.5 million and $9.2 million of net realized and unrealized losses, respectively. On a per common share basis for the three months ended September 30, 2023 and 2022, net investment income was $0.51 and $0.56, respectively, and our net increase in net assets from operations was $0.33 and $0.06, respectively.
For the nine months ended September 30, 2023 and 2022, our net increase in net assets resulting from operations was $5.1 million and $15.3 million, respectively, which was comprised of $32.7 million and $25.7 million, respectively, of net investment income and $27.5 million and $10.4 million of net realized and unrealized losses, respectively. On a per common share basis for the nine months ended September 30, 2023 and 2022, net investment income was $1.61 and $1.46, respectively, and our net increase in net assets from operations was $0.25 and $0.87, respectively.
Investment Income
Total investment and other income for the three and nine months ended September 30, 2023 was $18.0 million and $53.4 million, respectively. Total investment and other income for the three and nine months ended September 30, 2022 was $16.4 million and $43.3 million, respectively.
The increase in total investment and other income for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, is due to a higher weighted average principal amount outstanding and a higher weighted average portfolio yield on our income-bearing debt investment portfolio.
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
Total operating expenses for the three and nine months ended September 30, 2023 were $7.7 million and $20.7 million, respectively. Total operating expenses for the three and nine months ended September 30, 2022 were $6.2 million and $17.6 million, respectively.
Base management fees for the three and nine months ended September 30, 2023 were $1.4 million and $4.1 million, respectively. Base management fees for the three and nine months ended September 30, 2022 were $1.2 million and $3.6 million, respectively. Base management fees increased during the 2023 period due to an increase in invested equity, primarily through the issuance of common stock.
We did not incur an income incentive fee for the three or nine months ended September 30, 2023, as the income incentive fees were reduced by $2.1 million and $6.5 million, respectively, due to the total return requirement under the Advisory Agreement. Income incentive fees for the three and nine months ended September 30, 2022 were $2.3 million and $6.1 million, respectively, as our pre-incentive fee net investment income exceeded the hurdle rate during the periods and income incentive fees were not reduced by the total return requirement under the Advisory Agreement during the periods. We did not incur a capital gains incentive fee during the three and nine months ended September 30, 2023, primarily driven by the current and cumulative realized and unrealized losses we recorded on our investment portfolio during the periods. Capital gains incentive fee accruals for the three and nine months ended September 30, 2022 totaled a reversal of previously accrued capital gains incentive fee expense totaling $1.2 million and $1.4 million, respectively, primarily driven by the realized and unrealized losses we recorded on our investment portfolio during the respective periods. See “Note 3. Related Party Agreements and Transactions” to our unaudited financial statements with respect to the capital gains incentive fee expense accruals.

For the three and nine months ended September 30, 2023, interest and fees on our borrowings totaled $4.5 million and $12.7 million, respectively. For the three and nine months ended September 30, 2022, interest and fees on our borrowings totaled $2.9 million and $6.8 million, respectively. Interest and fees increased during the September 30, 2023 periods primarily due to the increase in weighted average borrowings outstanding and the increase in the weighted average interest rate applicable to our borrowings during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022.
For the three and nine months ended September 30, 2023, expenses under the Administration Agreement and general and administrative expenses totaled $1.9 million and $3.9 million, respectively. For the three and nine months ended September 30, 2022, expenses under the Administration Agreement and general and administrative expenses totaled $0.9 million and $2.6 million, respectively.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the three and nine months ended September 30, 2023, we recognized net realized losses of $0.2 million and $18.7 million, respectively, primarily due to the write-offs of investments in one and four portfolio companies, respectively, in addition to foreign currency adjustments. For the three and nine months ended September 30, 2022, we recognized net realized losses of $0.2 million and $1.6 million, respectively.
Unrealized gains and losses are included in “net change in unrealized gains/(losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended September 30, 2023 totaled $3.4 million, resulting primarily from market rate adjustments and foreign currency adjustments. Net change in unrealized losses for the nine months ended September 30, 2023 totaled $8.8 million, resulting primarily from market rate adjustments and foreign currency adjustments, partially offset by the reversal of previously recognized unrealized losses on investments that were written off in the period. Net change in unrealized losses for the three and nine months ended September 30, 2022 totaled $9.0 million and $8.7 million, respectively, each resulting primarily from market rate adjustments and foreign currency adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments, utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the three and nine months ended September 30, 2023, investment income totaled $18.0 million and $53.4 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 17.4% and 16.4%, respectively. For the three and nine months ended September 30, 2022, investment income totaled $16.4 million and $43.3 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 16.2% and 15.6%, respectively.
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
The yield on our total debt portfolio, excluding the impact of prepayments, was 16.5% and 15.9%, respectively, during the three and nine months ended September 30, 2023. The yield on our total debt portfolio, excluding the impact of prepayments, was 14.8% and 14.1%, respectively, during the three and nine months ended September 30, 2022.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Ratios (Percentages, on an annualized basis)(1)	2023	2022	2023	2022
Weighted average annualized portfolio yield on total debt investments(2)	17.4%	16.2%	16.4%	15.6%
Coupon income	13.5%	11.6%	12.7%	10.8%
Accretion of discount	1.1%	1.2%	1.3%	1.2%
Accretion of end-of-term payments	1.9%	2.0%	1.9%	2.1%
Impact of prepayments during the period	0.9%	1.4%	0.5%	1.5%
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
For the three and nine months ended September 30, 2023, our total return based on the change in net asset value was 2.5% and 1.8%, respectively. For the three and nine months ended September 30, 2022, our total return based on the change in net asset value was 0.3% and 3.2%, respectively. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period. The total return is for the period shown and is not annualized.
The table below shows our return on average total assets and return on average net asset value for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	2023	2022	2023	2022
Net investment income	$10,326	$10,264	$32,655	$25,696
Net increase in net assets	$6,798	$1,034	$5,116	$15,334

Average net asset value(2)	$275,079	$295,419	$284,094	$281,117
Average total assets(2)	$462,406	$453,550	$473,136	$423,878

Net investment income to average net asset value(3)	14.9%	13.8%	15.4%	12.2%
Net increase in net assets to average net asset value(3)	9.8%	1.4%	2.4%	7.3%

Net investment income to average total assets(3)	8.9%	9.0%	9.2%	8.1%
Net increase in net assets to average total assets(3)	5.8%	0.9%	1.4%	4.8%
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
As of September 30, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 90.6% of our total assets, as compared to 91.8% of our total assets as of December 31, 2022.
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
From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate.
Cash Flows
During the nine months ended September 30, 2023, net cash provided by operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $22.0 million and net cash used in financing activities, consisting primarily of distributions paid, partially offset by net borrowings under the Credit Facility, was $18.3 million. As of September 30, 2023, cash and cash equivalents, including restricted cash, was $40.8 million.
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
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional capital for investments. This may include expanding or extending the Credit Facility, the issuance of additional shares of our common stock in exchange for capital contributions or the issuance of debt securities. If we are unable to obtain capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted.
As of September 30, 2023, we had received capital commitments totaling $386.8 million in connection with our private offering of common stock, of which $74.4 million remained available for drawdown.
Credit Facility

We have $250.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The revolving period under the Credit Facility is scheduled to expire on July 15, 2025 and the maturity date of the Credit Facility is scheduled for January 15, 2027. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus (i) the greater of 3-month Term SOFR and 0.50% and (ii) the credit spread adjustment, and are subject to certain minimum principal utilization amounts during the revolving period. As of September 30, 2023, the applicable margin is equal to 3.25% during the revolving period and increases to 4.25% during the amortization period. The credit spread adjustment is equal to 0.15%. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of September 30, 2023 and December 31, 2022, we had outstanding borrowings of $110.0 million and $109.0 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $2.8 million and $1.8 million, respectively, which are included as assets in the consolidated statements of assets and liabilities. As of September 30, 2023 and December 31, 2022, we had $140.0 million and $141.0 million, respectively, of remaining capacity on our Credit Facility.
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
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to the aggregate amount of our senior securities, which generally includes all of our borrowings and any preferred stock, of at least 150%. As of September 30, 2023, our asset coverage for total borrowings and other senior securities was 246%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2023 and December 31, 2022, our unfunded commitments totaled $103.8 million and $137.1 million, respectively, of which $9.5 million and $44.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of September 30, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	September 30, 2023	December 31, 2022
Activehours, Inc.	$15,000	$5,000

Unfunded Commitments(1) (in thousands)	September 30, 2023	December 31, 2022
Perry Health, Inc.	8,000	—
Workstep Inc.	8,000	8,000
Karat Financial Technologies, Inc.	6,719	6,990
Ever/Body Inc.	6,200	6,200
Luxury Presence, Inc.	6,000	—
Parsable, Inc.	6,000	—
Eightfold AI Inc.	5,000	5,000
Machinify, Inc.	5,000	—
Placemakr, Inc.	5,000	—
Skyflow Inc.	5,000	—
JOKR	3,748	3,748
Loft Orbital Solutions Inc.	3,000	3,000
Aven Holdings, Inc.	2,000	—
Firemaps, Inc.	2,000	—
Highbeam, Inc.	1,775	—
Manufactured Networks, Inc.	1,616	1,250
Quantum Circuits, Inc.	1,590	2,890
FireHydrant, Inc.	1,200	—
Petfolk Inc.	1,187	2,000
Overtime Sports, Inc.	1,143	1,143
McN Investments Ltd.	1,000	200
Pair Eyewear, Inc.	1,000	1,000
Relay Commerce, Inc.	1,000	463
Substack, Inc.	1,000	1,000
Tempus Ex Machina, Inc.	1,000	—
Wispr AI, Inc.	1,000	1,000
Worldwide Freight Logistics Ltd.	738	242
Metropolis Technologies, Inc.	500	500
Construction Finance Corporation	426	972
OnSiteIQ, Inc.	334	—
Homeward, Inc.	250	4,000
Quick Commerce, Ltd.	250	500
Allplants LTD	101	97
True Footage, Inc.	23	1,417
Levels Health Inc.	—	14,273
Canvas Construction, Inc.	—	8,000
Cardless, Inc.	—	8,000
The Aligned Company	—	7,000
Wisetack, Inc.	—	5,000
Merama Inc.	—	3,644
Flashparking, Inc.	—	3,490
RenoRun, Inc.	—	3,400
Lower Holding Company	—	3,000
Vestwell Holdings, Inc.	—	3,000
Elodie Games, Inc.	—	2,500
Trueskin GmbH	—	2,140
Ribbon Home, Inc.	—	2,000
Jerry Services, Inc.	—	1,500
Medly Health Inc.	—	1,391
Dance GmbH	—	1,070
Athletic Greens (USA), Inc.	—	1,000
Baby Generation, Inc.	—	1,000
Belong Home, Inc.	—	1,000
Dia Styling Co.	—	1,000
Found Health, Inc.	—	1,000
Mystery Tackle Box, Inc.	—	1,000
Parker Group, Inc.	—	1,000

Unfunded Commitments(1) (in thousands)	September 30, 2023	December 31, 2022
Strata Identity, Inc.	—	1,000
Tripscout, Inc.	—	1,000
Angle Health, Inc.	—	500
Homelight, Inc.	—	500
Foodology, Inc.	—	372
Ephemeral Solutions, Inc.	—	333
NX Foods GMBH	—	204
Flo Health UK Limited	—	173
Total	$103,800	$137,102
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of September 30, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	September 30, 2023	December 31, 2022
Dependent on milestones	$9,523	$43,987
Expiring during:
2023	35,500	124,487
2024	60,438	11,472
2025	7,862	1,143
Total	$103,800	$137,102
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to September 30, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30 2022	0.10
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
		Total cash distributions	$4.36
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
As of September 30, 2023, we estimated that we had undistributed taxable earnings from distributable earnings of $23.0 million, or $1.13 per common share.
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
Recent Developments
Distribution
On October 27, 2023, our Board declared a $0.47 per share distribution to our common stockholders, payable on November 15, 2023 to stockholders of record on October 30, 2023.
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
As of September 30, 2023, a majority of the debt investments (approximately 79.7%, or $329.2 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including SOFR.
As of September 30, 2023, our floating rate borrowings totaled $110.0 million, which represented 59.5% of our outstanding debt as of September 30, 2023. As of September 30, 2023, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate at September 30, 2023 was 8.50%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of September 30, 2023. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of September 30, 2023, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2023 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$9,312	$(3,750)	$5,562
Up 200 basis points	$6,208	$(2,500)	$3,708
Up 100 basis points	$3,104	$(1,250)	$1,854
Up 50 basis points	$1,552	$(625)	$927
Down 50 basis points	$(1,477)	$625	$(852)
Down 100 basis points	$(2,867)	$1,250	$(1,617)
Down 200 basis points	$(5,486)	$2,500	$(2,986)
Down 300 basis points	$(7,963)	$3,750	$(4,213)
This analysis is indicative of the potential impact on our investment income as of September 30, 2023, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after September 30, 2023 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. During the nine months ended September 30, 2023, we entered into foreign currency forward contracts to limit our foreign currency exposure with respect to the British Pound Sterling and Euro. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance that the desired control objectives will be achieved, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2022 (filed with the SEC on March 8, 2023) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (filed with the SEC on May 4, 2023), which could materially affect our business, financial condition or operating results.
Events outside of our control, including relating to geopolitical conflicts, such as acts of war and related potential supply-chain disruptions and inflation, could negatively affect our portfolio companies’ and our results of operations and financial condition.
Because our investment strategy contemplates making investments and loans to companies with foreign operations, the Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our and our portfolio companies’ business, operating results, and financial condition, and may magnify the impact of other risks described in our SEC filings. Although the severity and duration of any ongoing military actions are highly unpredictable, the Israel-Hamas war and the conflict between Russia and Ukraine have already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

TriplePoint Private Venture Credit Inc.

Date: November 8, 2023	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)