Form 10-K
period 2023-12-31
TriplePoint Private Venture Credit Inc.
filed 2024-03-13
CIK 1792509

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
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of June 30, 2023, there was no established public market for the Registrant’s common stock.
As of March 13, 2024, the Registrant had 23,689,363 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2024 annual meeting of stockholders (the “2024 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Form 10-K as indicated herein.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

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
Item 1.    Business
Overview
We were initially organized as a Maryland limited liability company named TriplePoint Global Venture Credit, LLC on October 2, 2019 and converted to a Maryland corporation named TriplePoint Private Venture Credit Inc. on May 27, 2020 in connection with our conversion from a Maryland limited liability company to a Maryland corporation and the commencement of our investment operations. We are structured as an externally-managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
We have two wholly owned subsidiaries: the Financing Subsidiary, a bankruptcy remote special purpose entity established for utilizing our revolving credit facility, whose creditors have a claim on its assets prior to those assets becoming available to the Financing Subsidiary’s equity holders, and TPVC Investment LLC, which was established for holding certain of our investments in order to benefit without negatively impacting our RIC tax status. These subsidiaries are consolidated in our financial statements.
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
We commenced our loan origination and investment activities contemporaneously on May 27, 2020, which was the first date on which shares of our common stock were purchased pursuant to a Drawdown Notice (defined below). We have conducted private offerings of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each private offering, each participating investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us (a “Subscription Agreement”) and were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitments each time we delivered a notice to the investors (a “Drawdown Notice”). Prior to an Advanced Liquidity Event (as defined below), no investor who participated in our private offerings will be permitted to sell, assign, transfer or otherwise dispose of its shares of our common stock or Capital Commitment unless we provide our prior written consent and the transfer or other transaction is otherwise made in accordance with applicable law and the terms of the relevant Subscription Agreement.
Term
Unless our board of directors (the “Board” or the “Board of Directors”) (subject to any necessary stockholder approvals and applicable requirements of the 1940 Act) determines that it is in our best interests to effect an Advanced Liquidity Event (as defined below), we intend to begin an orderly liquidation of our remaining assets with an intent to distribute net proceeds and thereafter dissolve the Company within a reasonable period of time after the six-year anniversary of the date upon which the first closing of any Subscription Agreement occurred, which was December 19, 2019 (the “Initial Closing”); provided that the Board has the right, in its sole discretion, to extend the term of the Company for up to two consecutive one-year periods (the “Expiration Date”). However, if the Board determines that there has been a significant adverse change in our or our stockholders’ regulatory or tax treatment that, in its judgment, makes it inadvisable for the Company to continue in its present form, and the Board makes the determination to restructure or change the form of the Company to preserve (insofar as possible) the overall benefits previously enjoyed by our stockholders as a whole, or if the Board determines it appropriate (subject to any necessary stockholder approvals and applicable requirements of the 1940 Act), then the Board shall have the right to (a) cause the Company to change its form and/or jurisdiction of organization or (b) wind down and/or liquidate and dissolve the Company.
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

Upon termination of the period (the “Investment Period”), which occurred on December 19, 2023, each investor was released from its obligation to fund any portion of such investor’s Capital Commitments for which such investor had not received a Drawdown Notice prior to the termination of the Investment Period, except that, until the Expiration Date (including any extension as described above) and prior to an Advanced Liquidity Event, stockholders will remain obligated to fund drawdowns to the extent necessary to (a) pay our expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Investment Period, (b) complete investments in any transactions for which there are binding written agreements as of the end of the Investment Period (including investments that are funded in phases), (c) fund amounts required to fund financing commitments entered into on or before the end of the Investment Period, and any amounts paid on exercise of warrants or to otherwise protect the value of existing investments (for example, follow-on debt or equity investments made to protect existing investments and/or pursuant to pay-to-play provisions in a portfolio company’s charter documents, or in a “down round” of equity to avoid dilution, or to take advantage of negotiated super-pro-rata rights under which the acceptability of a previous investment was augmented by the right to make a disproportionate follow-on investment) as needed prior to the Expiration Date (including any extension as described above), (d) fund obligations under any guarantee or indemnity made by us during the Investment Period, (e) as necessary for us to preserve our RIC status under Subchapter M of the Code and/or (f) fulfill obligations with respect to any “defaulted commitment” under the Subscription Agreements.
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
The Adviser’s senior investment team is led by the Adviser’s co-founders, James P. Labe and Sajal K. Srivastava, who are highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and have developed long-standing relationships with, and have an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. Our Adviser’s co-founders have worked together for more than 24 years, and its senior investment team includes professionals with extensive experience and backgrounds in technology and high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has an average of more than 21 years of relevant experience and an extensive network of industry contacts and venture capital relationships.

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
Initial Investment Portfolio Acquisition
On May 27, 2020, prior to the time we elected to be regulated as a BDC, we acquired from TPC and certain of its subsidiaries, a select portfolio of investments originated through TPC consisting of funded debt investments, future funding obligations and warrants associated with such funded debt investments and future funding obligations (the “Initial Portfolio”). See “Item 1A. Risk Factors– Risks and Potential Conflicts of Interest Related to the Initial Portfolio Transaction”. Using funds from the Capital Commitments to finance the purchase, we purchased the Initial Portfolio pursuant to the terms of a purchase and sale agreement by and between us, TPC, and other related parties. TPC employed the same underwriting criteria in originating the Initial Portfolio as the Adviser planned to utilize to originate assets as described below in “—Investment Strategy,” “—Investment Structure” and “—Investment Evaluation and Approval.”
We paid an aggregate cash purchase price of $96.4 million for the Initial Portfolio, which was equal to the sum of the fair values of each investment in the Initial Portfolio. The valuation of the Initial Portfolio was approved by the Board in consultation with the Adviser and in consideration of valuations performed by independent third-party valuation firms. For more information regarding the acquisition of the Initial Portfolio, please see Amendment No. 1 to our Registration Statement on Form 10, filed with the SEC on June 9, 2020.
Investment Strategy
Overview
Our investment objective is to maximize our total return to stockholders primarily in the form of current income from our secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments. We intend to leverage TPC’s global investment platform to directly originate loans to venture capital-backed companies primarily in the United States and on a limited basis, Europe, Israel, and Canada. We pursue our investment objective by relying on a core investment philosophy described as the “Four Rs”. The Four Rs stand for:
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
•Returns—We believe that by focusing on relationships, reputation and references, in addition to utilizing our specialized and established credit and monitoring process, we will generate attractive risk-adjusted returns over the long-term.
We invest primarily in (i) growth capital loans that have a secured collateral position and that are generally used by venture capital-backed companies to finance their continued expansion and growth, (ii) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission critical equipment or the entire company, (iii) on a select basis, revolving loans that have a secured collateral position and that are used by venture capital-backed companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or the equivalent and (iv) direct equity investments in venture capital-backed companies. We also generally underwrite our secured loans seeking a weighted average loan-to-enterprise value of our portfolio of less than 33%. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns.

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
•financing from one or more member of TPC’s select group of leading venture capital investors;
•focused in technology or other high growth industries and targeting an industry segment or sub-sector with a large and/or growing market opportunity;

◦Technology—areas of focus include, but are not limited to: artificial intelligence, aerospace, applied tech, cloud computing, communications, consumer, content generation, cyber-security, data storage, electronics, energy efficiency, environmental technologies, financial technology, financial services, food technology, hardware, health-tech and health services, information services, internet and media, networking, productivity apps, robotics, semiconductors, software, software-as-a-service, sustainability, vertical software, wireless communications and other technology-related subsectors; and
◦Other High Growth Industries—areas of focus vary depending upon our Adviser’s investment strategy.
•unique and/or potentially disruptive primary technology that is under development for early stage companies, and complete or near completion for later and venture growth stage companies. A disruptive technology is one that displaces an established technology and shakes up the industry or that creates a completely new industry;
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
•Public Stage—Public companies have their shares publicly traded on a national securities exchange.
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
Highly Fragmented, Underserved Market Worldwide with High Barriers to Entry. Debt financing for venture capital-backed companies is extremely heterogeneous—the types, structures and sizes of debt financings often vary significantly depending on a particular company’s industry and its current or near-term stage of development. The profile and underwriting characteristics of an early stage venture capital-backed company are very different from those of a later stage venture capital-backed company and/or those of a venture growth stage company. Furthermore, within each stage, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and venture leasing expertise and technology and other high growth industries knowledge, specialization and flexibility from a lender. The worldwide availability of debt financing for venture capital-backed companies is further limited by the global brand, reputation and market acceptance, international industry relationships and track record required of lenders to companies backed by leading venture capital investors. In addition, a lender must understand the distinct credit profiles of these companies and have the deep experience and specialized set of skills required to (i) source deal flow and receive investment referrals; (ii) evaluate high growth industries and sectors, business prospects, operating characteristics and collateral; (iii) analyze potential transactions; and (iv) customize transaction structures suitable for these companies.
We believe that venture-oriented banks tend to be the primary form of traditional lenders participating in the market for venture capital-backed companies and that they generally focus on providing lower risk and lower return financings, which tend to require and impose many restrictive covenants and conditions on borrowers, such as minimum cash balances, financial covenants, limitations on outflows and borrowing formulas and require a significant depository relationship to facilitate rapid liquidation. In addition, we believe that most existing non-traditional debt providers do not have a multi-strategy approach and do not provide debt financing across all stages of development for venture capital-backed companies and selectively choose to lend to either seed stage, early stage, later stage, venture growth stage or public stage venture capital-backed companies. We believe very few lenders have the ability, experience, or focus to engage in venture lending around the world and across all stages of development.
Competitive Strengths
Experienced Senior Investment Team
The Adviser’s senior investment team is led by the Adviser’s co-founders, James P. Labe and Sajal K. Srivastava, who are highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and have developed long-standing relationships with, and have an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. Our Adviser’s co-founders have worked together for more than 24 years, and its senior investment team includes professionals with extensive experience and backgrounds in technology and other high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has an average of more than 21 years of relevant experience and an extensive network of industry contacts and venture capital relationships.
Proven Direct Origination Capability
TPC is widely recognized as the leading financing provider devoted to serving venture capital-backed companies around the world with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespans. Our Adviser (i) benefits from the relationships developed by TPC as part of its Lifespan Approach and (ii) typically sources investment opportunities with TPC’s select group of leading venture capital investors or directly from prospective venture capital-backed companies who are seeking debt financing and are attracted by TPC’s reputation and extensive track record in the venture capital-backed lending market. Additional origination sources for our Adviser include its investment team’s extensive network of angel investors, successful entrepreneurs, former and current venture capital-backed companies, financial advisers, accounting firms and law firms. In addition, pursuant to an exemptive order issued by the SEC on March 28, 2018 (the “Exemptive Order”), we have the ability to co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC or its affiliates, including TriplePoint Venture Growth BDC Corp. (“TPVG”) and TriplePoint Venture Lending Fund, LLC (“TPVL”), a private fund which is focused primarily on early, later and venture growth stage companies, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors and subject to the conditions of the Exemptive Order. As a result of the Exemptive Order, we believe we will have access to a large pipeline of investment opportunities and deal flow, be in a unique position to meet the needs for large debt financings from prospective and existing portfolio companies, and increase our portfolio diversification across stages, obligors, industries, and principal exposure.
Brand Name, Reputation and Platform
We expect to benefit from the global brand name, reputation, proven track record, significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and comprehensive portfolio management and investment monitoring capabilities of our Adviser’s senior investment team. We believe that the “Four Rs”, our core investment philosophy, are critical to differentiating our brand name and reputation from our competitors.
Differentiated Venture Lending Focus with Global Approach
We believe there are a limited number of lenders that focus on providing debt financing to venture capital-backed companies due to the brand, reputation and market acceptance, industry relationships and track record required of lenders to companies backed by leading venture capital investors. In addition, a lender must understand the distinct credit profiles of these companies and have the deep experience and specialized set of skills required to (i) source deal flow globally and receive investment referrals; (ii) evaluate high growth industries and sectors, business prospects, operating characteristics and collateral; (iii) analyze potential transactions; and (iv) customize transaction structures suitable for these companies. Furthermore, many other providers of debt to venture capital-backed companies target specific high growth industry segments, instead of targeting general high growth industries or companies in specific stages of development, rather than companies across all stages of development. We believe that our multi-stage focus enables us to generate current income with a lower risk of loss, along with the potential for our returns to be enhanced by equity-related gains, due to the diversified nature of our portfolio companies. Further, our Adviser’s global platform provides us access to non-U.S. investment opportunities. We believe the European venture lending market in particular presents an attractive market given its growing but very fragmented nature. We believe very few lenders have the ability, experience, or focus to engage in venture lending across all stages of development.
Strong Relationship-Based Approach with Leading Venture Capital Investors
Our Adviser utilizes a relationship-based lending strategy which primarily targets investment opportunities backed by TPC’s select group of leading venture capital investors with established track records targeting investments in Silicon Valley, Boston, New York City, Seattle, the United Kingdom, Germany, Israel and other geographic areas of venture capital investment activity. We believe these investors have consistently generated strong returns through superior selection processes and access to experienced entrepreneurs and high quality investment opportunities based upon their leading reputations, specialized knowledge and experienced investment professionals. We further believe TPC’s select group of leading venture capital investors has an ability to raise additional funds to invest in new companies which will drive future debt financing opportunities for us. Our Adviser’s senior investment team has an established history as a creative, flexible and dependable financing partner alongside these venture capital investors and works with them to (i) identify attractive debt financing opportunities within their portfolio companies that have proven management teams, strong venture capital investor support, large market opportunities, innovative technology or intellectual property and sufficient cash on hand and equity backing to support a potential debt financing opportunity on attractive risk-adjusted terms and (ii) diligently monitor the progress and creditworthiness of our borrowers as well as have an understanding of their support of our borrowers.
Investment Structure
We offer a full range of creative, flexible and customized secured financing products which may include a combination of an initial facility fee, interest and principal payments, end-of-term payments, and warrant and/or equity investment rights. Although the general components of each type of our debt financing products are substantially the same, we select and customize the specific debt financing product on a case-by-case basis based on our Adviser’s senior investment team’s experience and their analysis of a prospective borrower, its financing needs and its intended use of the proceeds from our debt financing product. For example, the type of debt financing transaction, the total repayment period, the interest-only period, the amortization period, the collateral position, the warrant investment coverage and the overall yield-to-maturity may vary. We make investments that our Adviser’s senior investment team believes have a low probability of loss based on their expertise and the revenue profile, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. Our Adviser’s senior investment team also generally seeks to invest no more than 5% of our total assets in equity investments. Our debt financing products are typically structured as lines of credit, whereby a prospective borrower may be required to draw some of the commitment amount at close but may have up to 24 months from document execution to access the debt financing capital and, in certain cases, future advances may be subject to certain predetermined performance milestones.
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
•Short total repayment periods typically ranging from 36 to 60 months or less that provide for interest-only or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 24 to 48 months after the loan’s funding date or a large lump sum payment on its maturity;
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
•Short total repayment periods typically ranging from 12 to 36 months or less that typically provide for interest only periods and/or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 12 to 24 months after the loan’s funding date or on its maturity date;
•Unlevered yield-to-maturity generally ranging from 1% to 10% above the applicable prime rate, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;
•Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any equity appreciation and enhance our overall returns;
•Secured by a senior secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property or on all of the assets financed specifically by the revolving loan such as the company’s inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or equivalent; and
•Financial covenants which may include advance rates, borrowing formulas, excess concentrations, cash requirements, business contracts or milestones along with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage, reimbursement for upfront and regular internal and third-party expenses as well as prepayment penalties.
Warrant Investments
In connection with our secured loans, we generally receive warrant investments to acquire preferred or common stock in a venture capital-backed company typically at the same price per share paid by the company’s venture capital investors in its last round of equity financing, a recent valuation of the venture capital-backed company as determined by a third party or in its next round of equity financing. As a venture capital-backed company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our warrant investments, and in conjunction with a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the exercise of these warrant investments and the sale of the underlying stock. Warrant investments granted in connection with our secured loans are typically based on a percentage of the committed loan amount, are treated as original issue discount (“OID”) and may be earned at document execution and/or as the loan is funded. Warrant coverage generally ranges from 2% to 10% of the committed loan amount.
Direct Equity Investments
In connection with our secured loans, we may obtain equity investment rights that allow us to invest in a venture capital-backed company’s current or next round of private equity financing on the same terms and conditions as the company’s venture capital investors and/or other equity investors in the round. In some cases, we may make a direct equity investment in a prospective portfolio company prior to transacting a potential secured loan with a company. As a venture capital-backed company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our direct equity investments, and in conjunction with a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the sale of the underlying stock. These equity investment rights typically range from $100,000 to $1.0 million in size (generally not exceeding 5% of the company’s total equity), although we are under no obligation to make any such investment. Typically, these are passive investments (we do not take a board of directors’ seat with the company) but can be strategically valuable and beneficial as an enhancement to our relationship with the venture capital-backed company and to our economic return by generating meaningful return on capital committed.
Brokerage Allocation and Other Practices
Since we acquire and dispose of many of our investments in privately negotiated transactions, many of the transactions that we engage in do not require the use of brokers or the payment of brokerage commissions. Subject to policies established by our Board, our Adviser is primarily responsible for selecting brokers and dealers to execute transactions with respect to the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. Our Adviser does not execute transactions through any particular broker or dealer but seeks to obtain the best net results for us under the circumstances, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. Our Adviser generally seeks reasonably competitive trade execution costs but does not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, our Adviser may select a broker based upon brokerage or research services provided to our Adviser and us and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if our Adviser determines in good faith that such commission is reasonable in relation to the services provided. We also pay brokerage commissions incurred in connection with open-market purchases under any dividend reinvestment plan sponsored by any publicly traded portfolio company, as applicable. We have not paid brokerage commissions since commencement of operations.

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
We primarily target investment opportunities in companies that have received equity investments from venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally have many of the characteristics discussed above in “—Investment Strategy—Target Venture Capital-Backed Companies.” As a matter of practice, the evaluation of these criteria and characteristics, including the meaningful nature thereof, will involve subjective judgments and determinations by our Adviser, drawing upon its prior investment experience.
We underwrite our transactions to ensure that our portfolio companies have a strategic and balanced intended use of our investment proceeds without us taking excessive risk and with a low likelihood of default. We believe that the profiles of the venture capital-backed companies that we target mitigate our risk because we believe these companies have several options to repay our debt financing through:
•cash flow or the potential for cash flow either from achieving the strong and rapid revenue and profitability plans targeted at the time of our underwriting or in a downside risk scenario from reducing growth and associated operating expenses;
•receiving additional cash from new equity investors based on the progress and development made by the company and their outlook for growth or in a downside risk scenario from existing equity investors to prevent them from otherwise losing all of their invested capital given our ability to foreclose on our collateral;
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
Diligence Process
Assuming the non-binding term sheet submitted to the prospective borrower is subsequently executed, the investment opportunity is then subject to our Adviser’s rigorous diligence and credit analysis process, which is based on its senior investment team’s extensive experience and tailored specifically for venture capital-backed companies. This process differs notably from traditional lending analysis, combining both qualitative and quantitative analysis and assessment, versus traditional, purely quantitative credit analyses. There is significant focus on a qualitative and subjective investment-oriented review, taking into account such factors as:
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
Our Adviser’s diligence and credit analysis process typically includes visits by one of our Adviser’s Investment and Credit Analysis professionals (each, an “Investment and Credit Analysis Professional”) to a prospective borrower’s headquarters and other facilities, interviews with key management and board members and reference checks on senior management. In addition, the diligence process may include discussions with key industry research analysts, other industry participants, and customers and suppliers, where appropriate. One of our Adviser’s professionals also typically reviews the prospective borrower’s organizational documents and structure, capital structure, assets, liabilities, employee plans, key customer or supplier contracts, legal and tax matters and other relevant legal documentation. The Investment and Credit Analysis Professional, along with the Originations Professional, submits a detailed credit and due diligence memorandum describing and analyzing the proposed transaction, as well as the outcome of the diligence and credit analysis activities. This memorandum is circulated to members of our Adviser’s Investment Committee (the “Investment Committee”) and senior investment team in advance of its meetings.
Investment Committee
The objective of the Adviser’s Investment Committee and senior investment team is to leverage its members’ broad historical experience, including significant entrepreneurial, credit, venture capital, venture lending and venture leasing expertise and technology and other high growth industries knowledge assessing the risks and needs of venture capital-backed companies and appropriateness of prospective transactions, assessing the risk/return profile of proposed transactions, assessing the independent diligence and credit analysis and providing a forum for independent and unbiased thought, discussion, and assessment.
The Investment Committee, comprised of Mr. Labe and Mr. Srivastava, who are also members of the Adviser’s senior investment team, holds votes to approve any proposed investment transaction, including follow-on investments. Additionally, members of the Adviser’s senior investment team meet on at least a weekly basis to consider new and follow-on investment opportunities, with the non-Investment Committee members participating in voting on an advisory basis on all investments, which serves as an input to the Investment Committee’s decisions. During these meetings, the applicable Originations and Investment and Credit Analysis Professional presents the transaction, results of the professional’s diligence review and credit analysis and the professional’s recommendations to the senior investment team. During the presentation, the investment team members in attendance typically ask questions, request clarifications, state opinions and assessments and make other comments. When there are no further questions and the discussions have concluded, the investment team holds an advisory vote to consider approval of the proposed transaction. In certain situations, the Investment Committee and members of the Adviser’s senior investment team may ask the Originations and Investment and Credit Analysis Professional to perform additional analysis and resubmit the transaction at a later meeting. No single criterion determines a decision to invest. The members weigh a variety of factors, both qualitative and quantitative, when making an investment decision. Our Adviser has the discretion to modify the members of the Investment Committee and its approval process at any time without our consent.

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
Generally, our Adviser’s Investment Committee and senior investment team review material events and information on our portfolio companies on a regular basis, as deemed necessary and appropriate. During these meetings, our Adviser’s Investment Committee and senior investment team assign a categorization outlook for the relevant portfolio company and discuss in detail those borrowers that are performing below expectations. On a quarterly basis, or more frequently as needed, our Originations and Investment and Credit Analysis Professionals also undertake an extensive re-evaluation of each borrower and prepare a portfolio update. Key topics that are reviewed include timing/status of the next equity financing round, cash balance and burn rate, financial and operational progress, and covenant adherence. All of these meetings are typically attended by one or more members of our Adviser’s Investment Committee, senior investment team and the Portfolio Company Team for the specific borrower being reviewed.
If the outlook for a borrower, its industry or a borrower’s available cash balance or credit rating is materially deteriorating, or there is material downturn in the borrower’s standing since our last review, we change the standing of the borrower on our Credit Watch List (as discussed below) and our Originations and Investment and Credit Analysis Professionals contact the borrower and its venture capital investors to discuss and understand any changes. Our Originations and Investment and Credit Analysis Professionals generally actively work to maintain an open dialogue with borrowers on the Credit Watch List to work to limit the likelihood of a default. Utilizing the Four Rs, our core investment philosophy, our Adviser assesses each borrower on our Credit Watch List and, based on the recommendations from our Originations and Investment and Credit Analysis Professionals and potentially from our discussions with and representations made from the borrower’s venture capital investors, determines the appropriate course of action, including decisions to enforce our rights and remedies, modify or waive a provision of our investments, declare a default, request early pay-off, or wait for an external event, such as an acquisition or financing, to restructure a secured loan or receive additional consideration in the form of fees or warrant investments. In a worst-case scenario, a member of our Portfolio Company Team sells collateral with the help of management, repossesses and auctions assets or negotiates and structures other potential outcomes, including a re-capitalization of the business. If bankruptcy is a possibility, a member of our Portfolio Company Team may utilize outside counsel to provide advice on avoiding this outcome or to minimize the adverse effects on us.
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
Competition
Debt financing for venture capital-backed companies is particularly heterogeneous—the types, structures and sizes of debt financings often vary significantly depending on a particular company’s industry and its current or near-term stage of development. The profile and underwriting characteristics of an early stage venture capital-backed company are very different from those of a later stage venture capital-backed company and/or those of a venture growth stage company. Furthermore, within each stage, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and venture leasing expertise and technology and other high growth industries knowledge, specialization and flexibility from a lender. The availability of debt financing for venture capital-backed companies is further limited by factors such as the brand, reputation and market acceptance, industry relationships, track record and other factors required to lend to companies backed by leading venture capital investors. In addition, a lender must understand the distinct credit profiles of these companies and have the deep experience and specialized set of skills required to (i) source deal flow and receive investment referrals; (ii) evaluate high growth industries and sectors, business prospects, operating characteristics and collateral; (iii) analyze potential transactions; and (iv) customize unconventional transaction structures suitable for these companies.
We believe that venture-oriented banks tend to be one of the primary form of traditional lenders participating in the market for venture capital-backed companies and that they generally focus on providing lower risk and lower return financings, which tend to require and impose many restrictive covenants and conditions on borrowers, such as minimum cash balances, financial covenants, limitations on outflows and borrowing formulas and require a significant depository relationship to facilitate rapid liquidation. In addition, we believe that most existing non-traditional debt providers do not have a multi-strategy approach and do not provide debt financing across all stages of development for venture capital-backed companies and selectively choose to lend to either seed stage, early stage, later stage, venture growth stage or public venture capital-backed companies. We believe very few lenders have the ability, experience, or focus to engage in venture lending around the world and across all stages of development.
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
We believe we compete effectively with these entities primarily on the basis of TPC’s reputation, track record, experience, industry knowledge and relationships and our Adviser’s senior investment team’s contacts, efficient investment analysis, decision-making processes, creative financing products and highly customized investment terms. We believe that the “Four Rs”, our core investment philosophy, are critical to differentiating our brand name and reputation from our competitors. We do not compete primarily on the financing rates and terms we offer and believe that some competitors make loans with rates that are comparable to or lower than our rates. We also believe that our relationship-based approach to investing, which leverages our Adviser’s senior investment team’s expertise in developing strong relationships with venture capital investors and venture capital-backed companies, understanding their capital needs, and structuring and customizing attractive financing solutions to meet those needs throughout their growth lifecycle, puts us in an advantageous position to identify, attract and proactively capitalize on venture capital-backed companies’ debt needs as they grow and become successful enterprises. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively.”
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

We have elected to be treated, and intend to qualify annually, as a RIC under the Code. A BDC that has elected to be treated as a RIC generally does not incur any U.S. federal income tax so long as the BDC continuously maintains its BDC election in accordance with the 1940 Act, at least 90.0% of the BDC’s gross income each taxable year consists of certain types of qualifying investment income, the BDC satisfies certain asset composition requirements at the close of each quarter of its taxable year, and the BDC distributes all of its taxable income (including net realized capital gains, if any) to its stockholders on a current basis. The rules applicable to our qualification as a RIC for tax purposes are complex and involve significant practical and technical issues. If we fail to qualify as a RIC for U.S. federal income tax purposes or are unable to maintain our qualification for any reason, then we would become subject to regular U.S. federal corporate income tax, which would have a material adverse effect on the amount of after-tax income available for distribution to our stockholders. See “— Material U.S. Federal Income Tax Considerations” below.
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
Under the investment income component, we pay the Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which the Adviser receives all of such income in excess of 2.0% but less than 2.5%. The effect of the “catch-up” provision is that if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply.
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
Payment of Our Expenses
All professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, is provided and paid for by the Adviser and not by us. Generally, our primary annual operating expenses are related to payment of fees to the Adviser and the reimbursement of expenses under our Advisory Agreement and our Administration Agreement. We bear all other costs and expenses of our operations and transactions, including, without limitation, those relating to:
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

Duration and Termination
Unless terminated earlier as described below, the Advisory Agreement will continue in effect from year to year if (i) approved annually by (A) the Board or (B) the affirmative vote of the holders of a majority of our outstanding voting securities, and, (ii) in either case, if also approved by a majority of our Independent Directors. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice. See “Item 1A. Risk Factors—Risks Relating to our Business and Structure—Our Adviser or our Administrator can resign upon 60 days’ notice and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could materially and adversely affect our financial condition, results of operations and cash flows.”
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
The Advisory Agreement was most recently approved by the Board, including all of our Independent Directors, on April 27, 2023 for an additional one-year term ending on May 27, 2024. In reaching a decision to re-approve the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

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
Administration Agreement
The Administration Agreement provides that the Administrator is responsible for furnishing us with office facilities and equipment and providing us with clerical, bookkeeping, and recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, oversees, or arranges for the performance of our required administrative services, which includes being responsible for the financial and other records which we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC and any other regulatory authority. In addition, the Administrator assists us in determining and publishing net asset value, overseeing the preparation and filing of our tax returns and printing and disseminating of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, the Administrator also provides managerial assistance on our behalf to those companies that have accepted our offer to provide such assistance.
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
Our Board most recently determined to re-approve the Administration Agreement at a meeting held on April 27, 2023. In connection with such approval, the Board, including the Independent Directors, reviewed the payments made by us to the Administrator to determine that the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the payments made by us under the Administration Agreement are reasonable in light of the services provided. The Board also reviewed the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and the affiliates of TPC. The Board then assessed the reasonableness of such reimbursements for expenses allocated to us based on the nature and quality of the administrative services provided to us by the Administrator, our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, any existing and potential sources of indirect income to the Administrator from its relationship with us, information about the administrative services to be performed and the personnel performing such administrative services, the organizational capability of the Administrator, and the possibility of obtaining similar services from other third-party service providers.
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

Staffing Agreement
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers. The Adviser has entered into a staffing agreement with TriplePoint Capital (the “Staffing Agreement”), pursuant to which TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Mr. Labe and Mr. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and comprehensive portfolio management and investment monitoring capabilities of TPC’s senior investment team. The Staffing Agreement may be terminated by either party with 60 days’ prior written notice to the other party. See “Item 1A. Risk Factors — Risks Relating to our Business and Structure — We are dependent upon our executive officers, our Adviser’s senior investment team and, in particular, Mr. Labe and Mr. Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.”
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
As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67.0% or more of the voting securities present at such meeting, if the holders of more than 50.0% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50.0% of the outstanding voting securities of such company.
Any issuance of preferred stock must comply with the requirements of the 1940 Act. In this regard, the 1940 Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 66-2/3% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holder of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two full years or more. Certain other matters under the 1940 Act require a separate class vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would be entitled to vote separately as a class from the holders of our common stock on a proposal involving a plan of reorganization adversely affecting such securities.

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
(3)securities received in exchange for or distributed on or with respect to the securities described above, or pursuant to the exercise of warrant investments or rights relating to such securities.
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
Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall be determined no less frequently than annually.
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
We have also adopted a Code of Business Conduct and Ethics under the Sarbanes-Oxley Act of 2002, which applies to, among others, our Chief Executive Officer and Chief Financial Officer.
We hereby undertake to provide a copy of these codes of ethics to any person, without charge, upon request. Requests for a copy of these codes of ethics may be made in writing addressed to 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025, Attention: Corporate Secretary.
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
Our Adviser votes proxies relating to any of our portfolio equity securities in what it perceives to be the best interests of our shareholders. Our Adviser reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on any of the portfolio equity securities we hold. In most cases our Adviser will vote in favor of proposals that our Adviser believes are likely to increase the value of any of the portfolio equity securities we hold. Although our Adviser generally votes against proposals that may have a negative effect on any of our portfolio equity securities, our Adviser may vote for such a proposal if there exist compelling long-term reasons to do so.
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
Generally, we do not receive any nonpublic personal information relating to our investors, although certain nonpublic personal information of our investors may become available to us. We do not disclose any nonpublic personal information about our investors or former investors to anyone, except as permitted by law or as necessary in order to service investor accounts (for example, to a transfer agent or third-party administrator).
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
(1)pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
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
Available Information
Our address is 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025. Our phone number is (650) 854-2090. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other public filings are available free of charge on the EDGAR Database on the SEC’s Web site at http://www.sec.gov.
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
If a partnership (or other entity classified as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the treatment of the partnership for U.S. federal income tax purposes and each partner generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A partner in a partnership that holds our shares will generally be subject to substantially the same U.S. federal income tax consequences as if such partner holds such shares directly. A partnership considering an investment in our common stock should consult its own tax advisers regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of shares by the partnership.
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
The IRS has taken the position that if a RIC has two classes of shares, it may report distributions made to each class in any year as consisting of no more than such class’s proportionate share of particular types of income, such as long-term capital gain. A class’s proportionate share of a particular type of income is determined according to the percentage of total dividends paid by the RIC during such year that was paid to such class. Consequently, we will report distributions made to the holders of common shares and holders of preferred shares as consisting of particular types of income in accordance with the classes’ proportionate shares of such income. Because of this rule, we are required to allocate a portion of our net capital gain, if any, qualified dividend income, if any, and dividends qualifying for the dividends received deduction, if any, to holders of common shares and holders of preferred shares. The amount of net capital gain, qualified dividend income and dividends qualifying for the dividends received deduction allocable between the holders of common shares and the holders of preferred shares will depend upon the amount of any such net capital gain, qualified dividend income and dividends qualifying for the dividends received deduction realized by us, and the total dividends paid by us on the common shares and preferred shares during a taxable year.
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
Passive Foreign Investment Companies
We may invest in the stock of a foreign corporation, which is classified as a “passive foreign investment company” (“PFIC”) within the meaning of Section 1297 of the Code. In general, we may be required to pay U.S. federal income tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. Certain elections are available under certain circumstances that may allow us to ameliorate the impact of this tax. Such elections, however, may require us to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. No assurances can be given that any such election will be available or that, if available, we will make such an election. In addition, the IRS and U.S. Treasury Department have issued regulations that provide that the income inclusions from such an election would be good income for purposes of the 90% Gross Income Test if we receive a distribution of such income from the PFIC in the same taxable year to which the inclusion relates or if the inclusion constitutes income related to our business of investing.
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
Tax Shelter Reporting Regulations
Under applicable U.S. Treasury Regulations, if a U.S. stockholder recognizes a loss with respect to shares of $2 million or more for a non-corporate U.S. stockholder or $10 million or more for a corporate U.S. stockholder in any single taxable year (or a greater loss over a combination of years), the U.S. stockholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. stockholders of portfolio securities are in many cases exempt from this reporting requirement, but under current guidance, U.S. stockholders of a RIC are not exempt. Future guidance may extend the current exemption from this reporting requirement to U.S. stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. stockholders should consult their own tax advisers to determine the applicability of these regulations in light of their individual circumstances.
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
•We are exposed to risks associated with changes in interest rates, which may affect our cost of capital and net investment income. In addition, if the Credit Facility or similar financing arrangement were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
•Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, such fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.
•We, the Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry or venture banking ecosystem, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
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
•Prepayments of our loans could have a material adverse impact on our results of operations and our ability to make stockholder distributions, increase the risk of violating 1940 Act provisions applicable to BDCs and breaching covenants under our borrowing arrangements, and could result in a decline in the value of our shares.
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
The broader fundamentals of the United States and global economies remain mixed. In the event that the United States economy, or economies in Europe, the Middle East and/or Latin America, contract, it is likely that the financial results of venture capital-backed companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.
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
Our Adviser has entered into the Staffing Agreement with TPC. Pursuant to the Staffing Agreement, TPC makes, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Mr. Labe and Mr. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Under the Staffing Agreement, TPC is required to make the Adviser aware of any financings that TPC evaluates, originates, or in which TPC participates, and the Adviser is responsible for allocating the investment opportunities amongst its affiliates fairly and equitably over time in accordance with its allocation policy. We depend on the diligence, skill and network of business contacts of our Adviser’s senior investment team and our executive officers to achieve our investment objective. We cannot assure you that TPC will fulfill its obligations under the Staffing Agreement or its allocation policy. Further, the Staffing Agreement may be terminated by either party with 60 days’ prior written notice to the other party, and we cannot assure you that the Staffing Agreement will not be terminated by TPC or that our Adviser will continue to have access to the professionals and Investment Committee of TPC or its information and deal flow. The loss of any such access would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.
Our business model depends, in part, upon TPC’s relationships with a select group of leading venture capital investors. Any inability of TPC to maintain or develop these relationships, or the failure of these relationships to result in referrals of investment opportunities for us, could have a material adverse effect on our business.
We depend, in part, upon TPC to maintain industry relationships, including with a select group of leading venture capital investors, and we utilize these relationships to source and identify potential investment opportunities, although this group of leading venture capital investors, which may change from time to time, is not obligated to provide us with referrals for investment opportunities. If TPC fails to maintain or develop such relationships, or if we fall out of favor with such venture capital investors, it could decrease our access to these investors or their support and we may not be able to grow our investment portfolio. We can offer no assurance that these relationships will result in any investment opportunities for us in the future. In addition, any harm to the reputation of TPC and/or its select group of leading venture capital investors or their relationships could decrease our deal flow and the outlook of our investments which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
In connection with our private offerings of common stock, we may issue Drawdown Notices on Capital Commitments from time to time at our discretion based upon our and the Adviser’s assessment of our needs and opportunities and in accordance with the terms of the Subscription Agreements. To satisfy such capital drawdowns, investors may need to maintain a substantial portion of their remaining undrawn Capital Commitments in assets that can be readily converted to cash. If an investor fails to timely pay to us installments of its Capital Commitment, and the available undrawn Capital Commitments from non-defaulting investors and our available capital resources, liquidity and/or borrowings are inadequate to cover the defaulted Capital Commitment, we may be unable to pay our obligations when due, including under the terms of our borrowing arrangements and in connection with the fulfillment of unfunded commitments to our portfolio companies, or otherwise implement our investment strategy. As a result, we may become subject to significant penalties and consequences that could have a material adverse effect on the returns of our investors (including non-defaulting investors), and non-defaulting investors may be subject to increased expenses and/or funding requirements. Moreover, the Subscription Agreements signed by investors in our private offerings of common stock provide for significant adverse consequences in the event an investor defaults on its Capital Commitment or other payment obligations.
The nature of our approach to our business may lead to volatility and variability from period to period with respect to new originations. Our financial condition and results of operations depend upon our ability to effectively manage credit, deploy capital and grow our business.
Our ability to achieve our investment objective depends on our Adviser’s ability to manage our business and to grow our investments and earnings. This depends on our Adviser’s ability to identify, invest in and monitor companies that meet our underwriting criteria. Furthermore, our Adviser may choose to slow or accelerate new business originations depending on market conditions, rate of investment of TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, and other market dynamics. The achievement of our investment objective on a cost-effective basis depends upon our Adviser’s origination capabilities, execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Our Adviser’s senior investment team also has substantial responsibilities in connection with the management of TPC’s investment vehicles and business segments. We caution you that the principals of our Adviser may be called upon to provide and currently do provide significant managerial assistance to portfolio companies and other investment vehicles which are managed by the Adviser. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our financial condition, results of operations and cash flows.

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
The competitive pressures we face may have a material adverse effect on our financial condition, results of operations and cash flows. We do not compete primarily on the financing rates and terms we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. We may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
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
For U.S. federal income tax purposes, in certain circumstances, we may be required to recognize taxable income prior to when we receive cash, such as the accrual of end-of-term payments, PIK and/or OID, including in connection with the receipt of “equity kickers” in the form of warrants in conjunction with our debt investments. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. OID decreases our loan balance by an amount equal to the cost basis of the upfront warrant investment received and certain capitalized fees we receive in connection with our loan and is recognized by us as non-cash income over the life of the secured loan. Our secured loans generally include an end-of-term payment and/or PIK interest payment. Such payments, which could be significant relative to our overall investment activities, are included in income before we receive any corresponding cash payment. We are also required to include in income certain other amounts that we will not receive in cash, including OID.
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
Since in these cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to maintain our tax treatment as a RIC and to avoid a 4% U.S. federal excise tax on certain of our undistributed income. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain sufficient cash from other sources, we may fail to qualify for tax treatment as a RIC and thus be subject to corporate-level income tax.
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
Leverage magnifies the potential for loss on an investment in the Company. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay dividends, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. We are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. As of December 31, 2023, the Company’s asset coverage for borrowed amounts was 277%.
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
We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing, including through borrowings under the Credit Facility and the Master Note Purchase Agreement (the “Note Purchase Agreement”) under which the 2027 Notes were issued. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or other financing arrangement or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.
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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2023, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2023(1)	(20.6)%	(12.6)%	(4.6)%	3.5%	11.5%
_______________
(1)The hypothetical return to common stockholders is calculated by multiplying our total assets as of December 31, 2023 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended December 31, 2023, adjusted for the dividends on our Series A Preferred Stock (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Capital Resources and Borrowings—Series A Preferred Stock” of Part II of this Annual Report on Form 10-K); and then dividing the resulting difference by our total assets attributable to common stock. The calculation assumes that as of December 31, 2023 the Company had (i) $465.0 million in total assets, (ii) $162.5 million in total debt outstanding, (iii) $525,000 in aggregate liquidation preference of our Series A Preferred Stock, (iv) $290.5 million in net assets, and (v) a weighted average cost of borrowings of 8.2%.
Based on our outstanding indebtedness of $162.5 million as of December 31, 2023 and the aggregate liquidation preference of our Series A Preferred Stock of $525,000, our investment portfolio would have been required to experience an annual return of at least 2.9% to cover annual interest payments on the outstanding debt and dividends on our Series A Preferred Stock.
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
In addition, each of the Credit Facility and the Note Purchase Agreement imposes, and any debt facilities or other borrowing arrangements we may enter into in the future may impose, financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our ability to be subject to tax treatment as a RIC under Subchapter M of the Code.
We may default under the Credit Facility, the agreement governing our outstanding unsecured notes or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.
In the event we default under the Credit Facility, the Note Purchase Agreement or any future indebtedness or are unable to amend, repay or refinance any such indebtedness on commercially reasonable terms, or at all, our business could be materially and adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility, the Note Purchase Agreement or any future indebtedness, any of which would have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our continued compliance with the covenants under the Credit Facility and the Note Purchase Agreement depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants of any of our debt facilities or other borrowing arrangements could result in foreclosure by the lenders under the governing instruments relating to our borrowings or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. Because the Credit Facility and the Note Purchase Agreement have, and any future credit facilities or other borrowing arrangements will likely have, customary cross-default provisions, if the indebtedness under the Credit Facility or the Note Purchase Agreement, or under any future credit facility or borrowing arrangement, is accelerated, we may be unable to repay or finance the amounts due.
We are exposed to risks associated with changes in interest rates, which may affect our cost of capital and net investment income. In addition, if the Credit Facility or similar financing arrangement were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, because we borrow money to finance certain of our investments, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Portions of our investment portfolio and our borrowings under the Credit Facility have floating rate components. As a result, the recent significant changes in market interest rates have affected our interest expense. In periods of rising interest rates our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. In addition, if the Credit Facility or any other financing arrangement were to become unavailable to us and attractive alternative financing sources were not available, it could have a material adverse effect on our business, financial condition and results of operations.
As of the end of June 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On March 15, 2022, the U.S. government enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a Secured Overnight Financing Rate (“SOFR”)-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (the ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts which are not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
In anticipation of the cessation of LIBOR, we amended our Credit Facility in June 2022 to, among other things, replace the LIBOR benchmark with a SOFR benchmark.
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
Because of the exemptions from various reporting requirements provided to us as an emerging growth company under the JOBS Act, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as that of other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.
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
Our Adviser or our Administrator can resign upon 60 days’ notice and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption to our operations that could materially and adversely affect our financial condition, results of operations and cash flows.
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
Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in precautions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that affect our data, resulting in increased costs and other consequences as described above.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and disclose a registrant’s cybersecurity risk management, strategy, and governance on Form 10-K. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and the Adviser’s policies and systems designed to manage cybersecurity risks and related disclosures. We also may face increased costs to comply with the new SEC rules, including the Adviser’s increased costs for cybersecurity training and management, a portion of which may be allocated to us. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act, the New York SHIELD Act, the General Data Protection Regulation (“GDPR”) and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for breach of privacy laws (which may include insufficient security for personal or other sensitive information). Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, the Adviser’s employees’ or our investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our or the Adviser’s computer systems and networks (or those of our third-party service providers), or otherwise cause interruptions or malfunctions in our, the Adviser’s employees’, our investors’, our portfolio companies’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors, our portfolio companies and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors.
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
Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect the venture banking ecosystem and our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have direct arrangements, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the inability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or the venture banking ecosystem, or concerns or negative expectations about the prospects for companies in the financial services industry or the venture banking ecosystem.These factors could involve financial institutions or companies in the financial services industry or the venture banking ecosystem with which we, our Adviser or our portfolio companies have financial or business relationships but could also include factors involving financial markets or the financial services industry or the venture banking ecosystem generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and more restrictive financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.
Risks Relating to our Conflicts of Interest
Our ability to enter into transactions with our affiliates and to make investments in venture capital-backed companies along with our affiliates is restricted by the 1940 Act which may limit the scope of investment opportunities available to us.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act. In addition, any venture capital-backed company in which TPC or its affiliates own 5% or more of its outstanding voting securities will be our affiliate for purposes of the 1940 Act. We are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors and, in certain cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities and certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from (i) buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by TPC or our Adviser or any of their affiliates or in which TPC or our Adviser or any of their affiliates hold an interest or (ii) modifying any security that we hold in a company in which TPC or our Adviser or any of their affiliates also hold an interest without the prior approval of the SEC, which may limit our ability to take any action with respect to an existing investment or potential investment regardless of whether we conclude that the action may be in the best interests of our stockholders.
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
The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Adviser is determined, which is calculated separately in two components as a percentage of the interest and other investment income in excess of a quarterly minimum hurdle rate and as a percentage of the realized gain on invested capital, may encourage our Adviser to use leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock or of securities convertible into our common stock or warrant investments representing rights to purchase our common stock or securities convertible into our common stock. In addition, our Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on investment income, there is no minimum level of gain applicable to the portion of the incentive fee based on net capital gains. As a result, our Adviser may have an incentive to invest more in investments that are likely to result in capital gains as compared to income producing securities or to advance or delay realizing a gain in order to enhance its incentive fee. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase in the amount of incentive fees payable to our Adviser with respect to our pre-incentive fee net investment income.
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
For many of our investments, no market-based price quotation is available. As a result, our Board determines the fair value of these secured loans, warrant and equity investments in good faith as described above in “—Risks Relating to our Business and Structure — Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, such fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.” In connection with that determination, our Adviser provides our Board with valuation recommendations based upon the most recent and available information, which generally includes industry outlook, capitalization, financial statements and projected financial results of each portfolio company. Other than de minimis investments of less than 1% of our gross assets (up to an aggregate of 10% of our gross assets), the valuation for each investment is generally reviewed by an independent valuation firm annually in accordance with our valuation policy, and the ultimate determination of fair value is made by our Board, including our interested directors, and not by such independent valuation firm. The Board, however, may request at its discretion to have such de minimis investments valued by an independent valuation firm. In addition, Mr. Labe and Mr. Srivastava, each an interested member of our Board, have a material pecuniary interest in our Adviser and serve on its Investment Committee. The participation of our Adviser’s senior investment team in our valuation process, and the pecuniary interest in our Adviser by certain members of our Board, could result in a conflict of interest given that the incentive fees paid to our Adviser are based, in part, on our total assets and unrealized losses.
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
Our portfolio consists of a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and any concentration limitations we have agreed to or may agree to as part of the Credit Facility or in connection with any future financing arrangement or other indebtedness, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one company, and our investments may be concentrated in relatively few industries or companies. As our portfolio may be less diversified than the portfolios of other investment vehicles, we may be more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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
Venture capital-backed companies may require additional equity financing if their cash flow from operating activities is insufficient to satisfy their continuing growth, working capital and other requirements. Each round of venture financing is typically intended to provide a venture capital-backed company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which our venture capital-backed companies will seek additional capital. It is possible that one or more of our venture capital-backed companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, either of which would negatively impact our investment returns, the fair value of our portfolio and our ability to restructure our investments. Some of these companies may be unable to obtain sufficient financing from private investors, public or private capital markets or traditional lenders. This may have a significant impact if the companies are unable to obtain certain federal, state or foreign agency approval for their products or the marketing thereof, or if regulatory review processes extend longer than anticipated and the companies need continued funding for their operations during these times. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are able to utilize traditional credit sources.
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
As of December 31, 2023, our unfunded commitments totaled $72.2 million to 25 portfolio companies. Our credit agreements generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded commitments or any future obligations will be drawn by the venture capital-backed companies. We have also entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2023, we did not have a backlog of potential future commitments totaled.
The actual borrowing needs of our portfolio companies may exceed our expected funding requirements, especially during a challenging economic environment when our portfolio companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, an increasing cost of credit or the limited availability of financing from venture capital firms. In addition, investors in some of our portfolio companies may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may increase our portfolio companies’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our portfolio companies may have a material adverse effect on our business, financial condition and results of operations. We intend to use cash flow from normal and early principal repayments, indebtedness, any proceeds from any subsequent equity drawdowns or debt offerings, and available cash to fund our outstanding unfunded obligations. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they become due. We may rely on assumptions, estimates, assurances and other information related to potential non-utilization of unfunded commitments by our portfolio companies as well as related to potential exit events, principal prepayments, and fee payments. To the extent these assumptions, estimates, assurances and other information are incorrect or events are delayed, we may not be able to fund commitments as they come due, which may force us to sell assets, modify the terms of our commitments or default on our commitments. As a result, our business could be materially and adversely affected.

Unlike traditional lenders, we offer a flexible payment and covenant structure to our portfolio companies and may choose not to take advantage of certain opportunities due to our long-term investment philosophy to develop and maintain deep and longstanding relationships with TPC’s select group of leading venture capital investors, borrowers and entrepreneurs and to preserve our reputation.
As part of the Four Rs, our core investment philosophy, we seek to develop and maintain deep and longstanding relationships with TPC’s select group of leading venture capital investors, borrowers and entrepreneurs and to preserve our reputation. Accordingly, our debt-financing products generally offer borrowers a flexible payment and covenant structure that may not provide us with the same level of protection as more restrictive conditions that traditional lenders typically impose on borrowers. Furthermore, there may be situations with borrowers on our Credit Watch List where we believe that a member of TPC’s select group of venture capital investors intends to, expresses their intent to, or provides, subject to milestones or contingencies, continued support, assistance and/or financial commitment to the borrower, and our Adviser, based on such representation, may determine to modify or waive a provision or term of our existing loan which we would otherwise be entitled to enforce. The terms of any such modification or waiver may not be as favorable to us as we could have required, or had the right to require, and we may choose to enforce less vigorously our rights and remedies under our loans than would traditional lenders due to our investment philosophy to preserve our reputation and maintain a strong relationship with the applicable venture capital investor or borrower based on their representations made to us.

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
Our relationship with some of our portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information (including transactional data and personal data about their employees and clients) that may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions. Unauthorized access or disclosure of such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss, or improper use, such as insider trading or other misappropriation of confidential information, could have a material adverse impact on our competitive positions, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs.
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
We invest primarily in venture capital-backed companies that generally do not have sufficient cash-on-hand to satisfy our loan in full at the time we originate the loan. Following our investment, these companies may be unable to successfully scale operations and increase revenue as we had anticipated at the time we made the investment. In certain circumstances, these companies may not be able to generate meaningful customer sales, commitments or orders due to unfavorable market conditions. As a result, the company may not generate sufficient cash flow to service our loan and/or the company’s venture capital investors may no longer provide the company with meaningful invested equity capital to provide a debt financing cushion to our loan. As a consequence, the company may (i) request that we restructure our loan resulting in the delay of principal repayment, the reduction of fees and/or future interest rates and/or the possible loss of principal or (ii) experience bankruptcy, liquidation or similar financial distress. We may be unable to accommodate any such restructuring request due to the eligibility requirements under the Credit Facility, any other financing arrangement we may have in the future, or otherwise. The bankruptcy, liquidation and/or recovery process has a number of significant inherent risks for us as a creditor. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by one of our portfolio companies may adversely and permanently affect our investment in that company. If the proceeding is converted to liquidation, the liquidation value of the company may not equal the fair value that was believed to exist at the time of our investment. The duration of a bankruptcy, liquidation and/or recovery proceeding is also difficult to predict, and a creditor’s return on investment can be materially and adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the obligations we own may be lost by increases in the number and size of claims or by different treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
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

Prepayments of our loans could have a material adverse impact on our results of operations and our ability to make stockholder distributions, increase the risk of violating 1940 Act provisions applicable to BDCs and breaching covenants under our borrowing arrangements, and could result in a decline in the value of our shares.
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
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents
We may not have the ability to control or direct such actions, even if our rights, including our security interest in the collateral, are materially and adversely affected.
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
Our investment strategy contemplates making secured loans to companies with foreign operations. As of December 31, 2023, 12.2% of our portfolio at fair value consisted of companies not domiciled in the United States as they did not have their principal place of business in the United States. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies with no foreign operations or exposure. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations on our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, matters relating to non-U.S. brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect that investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies with no foreign operations.
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
As of December 31, 2023, a majority of the debt investments (approximately 79.7% or $304.5 million in principal balance) in our portfolio bore interest at floating rates, all of which are generally indexed to the U.S. Prime rate (“Prime Rate”) and all of which have interest rate floors. The remaining portion of our debt portfolio bore interest at a fixed rate. Our Credit Facility bears interest at a floating rate indexed to certain indices. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may expose us to counter-party credit risk. Hedging against a decline in the values of its portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is generally anticipated at an acceptable price. Engaging in hedging transactions may reduce cash available to pay distributions to our stockholders.
We believe that any hedging transactions that we have entered into, or may enter into in the future, will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission (“CFTC”), unless our Adviser registers with CFTC as a commodity pool operator or obtains an exemption from such requirement. On February 18, 2020, our Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and therefore, is not subject to registration or regulation as a commodity pool operator under such Act. In addition, Rule 18f-4 of the 1940 Act limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. We intend to operate in a manner that will permit us to be a “limited derivatives user” under Rule 18f-4. Subject to certain conditions, limited derivatives users are not subject to the full requirements of Rule 18f-4.
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
We do not know at this time what circumstances will exist in the future and therefore we do not know what factors the Board will consider in determining whether to effectuate an Advanced Liquidity Event. If we do undertake an Advanced Liquidity Event involving the receipt by our investors of securities of an entity listed or to be listed on a national securities exchange, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount to their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below net asset value.
We may choose to pay dividends in our common stock, in which case you may be required to pay tax in excess of the cash you receive.
We may in the future distribute taxable dividends that are payable in part in shares of our common stock. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the IRS, a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder ultimately sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends including in respect of all or a portion of such dividend that is payable in common stock.
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
General Risk Factors
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
Concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States.
In addition, deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including but not limited to the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, instability in the Chinese capital markets and the COVID-19 pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or other regions affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.
Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics or outbreaks of infectious diseases), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies with other countries, the Russia-Ukraine war and more recently the Israel-Hamas war and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the Credit Facility and the Note Purchase Agreement, and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, the illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
Events outside of our control, including relating to public health crises, supply-chain disruptions, geopolitical conflicts, including acts of war, and inflation, could negatively affect our portfolio companies’ and our results of operations and financial condition, as well as the amount or frequency of our distributions to stockholders.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events may adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic led to, and any widespread re-emergence of COVID-19 or its variants or any other pandemic could lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, such a public health crisis or pandemic could result in the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) evolving proposals and actions by state and federal governments to address the problems experienced by markets, businesses and the economy in general, which may not adequately address the problems being facing such persons. While many countries, including the United States, have relaxed or eliminated the many public health restrictions adopted in response to the COVID-19 pandemic, the outbreak of new, worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to the reintroduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. In addition to these developments having adverse consequences for us and our portfolio companies, the operations of the Advisor have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers.
As the future impact of COVID-19, its variants or any other pandemic is difficult to predict, the extent to which they could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of any such pandemic and the actions taken by authorities and other entities to contain the spread or minimize its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.
Like the COVID-19 pandemic, any future pandemic and the uncertainty regarding the extent and duration of its impact could have a material adverse impact on the venture capital fundraising environment, including with respect to the venture capital-backed companies in which we invest. Our portfolio companies generally require additional equity financing every twelve to twenty-four months. As a result of the potential effects of any such pandemic, there is an increased risk that one or more of our venture capital-backed companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us. Such events would likely have a negative impact our investment returns, the fair value of our investment and our ability to restructure such investment on favorable terms if such portfolio company’s cash flow from operating activities is insufficient to satisfy its continuing growth, working capital and other requirements. In addition, as a result of the financial stress caused by the effects of any such pandemic, other investors in our portfolio companies may be unable to, or may choose not to, fulfill their ongoing funding obligations with respect to certain of our portfolio companies, may be unable to continue supporting the ongoing operations of our portfolio companies operationally and/or financially, or may seek to restructure or otherwise modify their existing investments in our portfolio companies in a manner that is detrimental to our investment, which could have a material adverse impact on our financing arrangement with the portfolio company and on our results of operations and financial condition. In addition, we intend to use cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility or other future financing arrangement, our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows and prepayments, and any proceeds from drawdowns in connection with the private offering of our common stock or any debt offerings, to fund our outstanding unfunded obligations. Depending on the severity and duration of the impact of any future pandemic on our results of operations and financial condition, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due, which could harm the reputation of the Company and TPC among its select group of venture capital investors and in the venture capital market generally. Any such occurrence could decrease our deal flow and the outlook of our investments, resulting in a material adverse effect on our financial condition, results of operations and cash flows.
Like the COVID-19 pandemic, any future pandemic may cause disruption to our portfolio companies’ global supply chain and business operations. In particular, shortages in commodities and materials, including shortages and reductions in allocations of electronic and other components from key suppliers, labor shortages and elevated levels of employee absenteeism, freight delays and other supply chain constraints and disruptions may significantly delay or disrupt our portfolio companies’ suppliers’, our third party vendors’ and our portfolio companies’ ability to manufacture and deliver products and/or services to their end-users and customers. Our portfolio companies may experience a significant increase in commodity, parts and material component inflation from pre-pandemic levels, as well as inflation in other costs, such as labor, packaging, freight, and energy prices. Continued supply chain disruptions and delays, as well as continued heightened inflation, could lead to continued periodic production interruptions and other inefficiencies that could negatively impact our portfolio companies’ productivity, margin performance and results of operations, which could result in a material adverse effect on our financial condition, results of operations and cash flows.

Developments related to any such pandemic may contribute to a decrease in the fair value of certain of our portfolio investments. In addition, such a pandemic and the related disruption and financial distress that may be experienced by our portfolio companies may have a material adverse effect on our investment income received from portfolio investments, particularly our interest income. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing any then-existing borrowings, including under the Credit Facility and the Note Purchase Agreement, and distribution payments to stockholders.
Depending on the extent of continuing impact of any such pandemic on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than expected, may be made less frequently than expected, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.
In addition, because our investment strategy contemplates making investments and loans to companies with foreign operations, the Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our and our portfolio companies’ business, operating results, and financial condition, and may magnify the impact of other risks described in our SEC filings. Although the severity and duration of any ongoing military actions are highly unpredictable, the Israel-Hamas war and the conflict between Russia and Ukraine have already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
A lack of IPO or merger and acquisition opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.
A lack of IPO or merger and acquisition, or M&A, opportunities for private companies, including venture capital-backed companies and institutional-backed could lead to portfolio companies staying longer in our portfolio as private entities still requiring funding. IPO activity in particular has slowed significantly during 2022-2023 and this trend may remain for the foreseeable future. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture capital, institutional and other sponsor firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for private companies can also cause some venture capital and other sponsor firms to change their strategies, leading some of them to reduce funding to their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such portfolio companies by other companies, such as ourselves, who are co-investors in such portfolio companies.
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
We could experience fluctuations in our quarterly operating results due to a number of factors, including our originations and underwriting processes, the interest rate payable on our debt investments we make, any prepayments or repayments made on our debt investments, the default rates on such investments, the timing and amount of any warrant or equity investment returns, the timing of any drawdowns requested by our borrowers, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in or results for future periods.
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

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.
Cybersecurity Program Overview
The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.
The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on its Chief Compliance Officer (“CCO”) and the expertise of legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with its use of such entities.
Board Oversight of Cybersecurity Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the CCO, which incorporates updates provided by the Adviser regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management's Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s oversight function generally and relies on the Adviser’s technology team to assist with assessing and managing material risks from cybersecurity threats. The CCO has been responsible for this oversight function as CCO of the Company for one year and has worked in the financial services industry for more than 30 years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
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
Holders
As of March 13, 2024, there were 9 holders of record of our common stock.
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
We had 23,689,363 shares of common stock outstanding as of March 13, 2024. As of March 13, 2024, we have received Capital Commitments totaling $386.8 million, of which $354.7 million has been funded, with our stockholders released from funding obligations for any remaining undrawn Capital Commitments effective upon the expiration of the Company’s Investment Period in December 2023, subject to limited exceptions set forth in the stockholders’ Subscription Agreements with the Company.

Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fiscal year ended December 31, 2023.
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
•the adequacy of our and our portfolio companies’ available liquidity, cash resources, including undrawn Capital Commitments and the ability of our investors to fulfill their obligations under their Subscription Agreements, and working capital and compliance with covenants under our borrowing arrangements;
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
The following tables show certain information relating to the composition of our portfolio as of December 31, 2023 and December 31, 2022:

	December 31, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$383,570	$375,025	$(8,545)	228	83
Warrant investments	13,419	16,915	3,496	183	144
Equity investments	9,444	8,255	(1,189)	56	44
Total Investments in Portfolio Companies	$406,433	$400,195	$(6,238)	467	157	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$424,456	$413,558	$(10,898)	209	92
Warrant investments	13,911	18,445	4,534	172	143
Equity investments	9,447	9,373	(74)	51	42
Total Investments in Portfolio Companies	$447,814	$441,376	$(6,438)	432	149	(1)
_______________
(1)Represents non-duplicative number of companies.
The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2023 and December 31, 2022:

	December 31, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Portfolio Company Investments
Consumer Products and Services	$57,610	14.4%
Real Estate Services	38,416	9.6
E-Commerce - Clothing and Accessories	35,449	8.9
Business Products and Services	33,509	8.4
Business Applications Software	30,910	7.7
Business/Productivity Software	30,573	7.6
E-Commerce - Personal Goods	28,177	7.0
Healthcare Technology Systems	20,151	5.0
Energy	14,984	3.7
Life and Health Insurance	9,558	2.4
Information Services (B2C)	9,306	2.3
Healthcare Services	9,078	2.3
Other Financial Services	8,591	2.1
Infrastructure	8,487	2.1
Computer Hardware	8,143	2.0
Social/Platform Software	7,508	1.9
Multimedia and Design Software	6,572	1.6
Financial Software	5,846	1.5
Application Software	5,290	1.3
Network Management Software	5,133	1.3
Aerospace and Defense	4,523	1.1
Human Capital Services	4,380	1.1
Entertainment Software	4,044	1.0
Consumer Non-Durables	3,450	0.9
Food Products	2,488	0.6
Medical Software and Information Services	2,434	0.6
Consumer Finance	1,756	0.4
Cultivation	1,317	0.3
Business to Business Marketplace	880	0.2
Software Development Applications	526	0.1
Elder and Disabled Care	486	0.1
Database Software	254	0.1
Financial Services	150	*

	December 31, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Portfolio Company Investments
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Home Furnishings	—	*
Household Products	—	*
Total portfolio company investments	$400,195	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.

	December 31, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Portfolio Company Investments
Consumer Products and Services	$83,275	18.9%
Real Estate Services	52,005	11.8
Business Products and Services	44,436	10.1
E-Commerce - Clothing and Accessories	39,211	8.9
Consumer Finance	39,167	8.9
Business Applications Software	33,405	7.6
E-Commerce - Personal Goods	22,653	5.1
Energy	16,604	3.8
Healthcare Services	9,616	2.2
Social/Platform Software	8,969	2.0
Life and Health Insurance	8,797	2.0
Multimedia and Design Software	8,380	1.9
Infrastructure	8,225	1.9
Computer Hardware	7,759	1.8
Healthcare Technology Systems	7,125	1.6
Database Software	6,866	1.6
Other Financial Services	6,078	1.4
Business/Productivity Software	5,873	1.3
Consumer Non-Durables	5,578	1.3
Entertainment Software	3,936	0.9
Cultivation	3,906	0.9
Human Capital Services	3,879	0.9
Aerospace and Defense	3,497	0.8
Medical Software and Information Services	2,535	0.6
Food Products	2,364	0.5
Financial Software	2,046	0.5
Application Software	1,821	0.4
Business to Business Marketplace	1,376	0.3
Software Development Applications	526	0.1
Elder and Disabled Care	486	0.1
Information Services (B2C)	285	0.1
Network Management Software	180	*
Home Furnishings	151	*
Financial Services	150	*
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Household Products	—	*
Total portfolio company investments	$441,376	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.

The following table shows the financing product type of our debt investments as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$350,862	93.5%	$392,025	94.8%
Revolver loans	23,078	6.2	21,233	5.1
Convertible notes	1,085	0.3	300	0.1
Total debt investments	$375,025	100.0%	$413,558	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represented 24.3% and 30.4% of our debt investments at fair value as of December 31, 2023 and December 31, 2022, respectively.
Investment Activity
During the year ended December 31, 2023 we entered into debt commitments with 16 new portfolio companies and 20 existing portfolio companies totaling $127.3 million, funded debt investments to 45 portfolio companies for $105.2 million in principal value, acquired warrant investments representing $2.7 million of value, and made direct equity investments of $0.8 million. Debt investments funded during the year ended December 31, 2023 carried a weighted average annualized portfolio yield of 15.7%1 at origination.
During the year ended December 31, 2022, we entered into debt commitments with 45 new portfolio companies and 15 existing portfolio companies totaling $148.3 million, funded debt investments to 73 portfolio companies for $256.5 million in principal value, acquired warrant investments representing $2.8 million of value, and made direct equity investments of $4.3 million. Debt investments funded during the year ended December 31, 2022 carried a weighted average annualized portfolio yield of 14.3% at origination.
During the year ended December 31, 2023, we received $76.1 million of principal prepayments and early repayments from 18 portfolio companies and $34.6 million of scheduled principal amortization. During the year ended December 31, 2022, we received $117.9 million of principal prepayments and early repayments from 22 portfolio companies and $12.8 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the years ended December 31, 2023 and December 31, 2022:

	For the Year Ended December 31,
(in thousands)	2023	2022
Beginning portfolio at fair value	$441,376	$343,984
New debt investments, net(1)	101,897	250,539
Scheduled principal amortization	(31,423)	(12,832)
Principal prepayments and early repayments	(76,077)	(117,857)
Accretion of debt investment fees	4,718	8,552
Payment-in-kind coupon	1,361	1,415
New warrant investments	2,665	2,846
New equity investments	780	4,323
Proceeds and dispositions from investments	403	(315)
Net realized losses on investments	(45,705)	(26,454)
Net unrealized gains/(losses) on investments	200	(12,825)
Ending portfolio at fair value	$400,195	$441,376
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

The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the years ended December 31, 2023 and December 31, 2022:
1 This yield excludes the impact of $1.4 million in short-term loans that were funded and repaid during the three months ended March 31, 2023, which carried a higher interest rate than our normal course investments, and the impact thereof on our weighted average adjusted annualized yield at origination for the period.

	For the Year Ended December 31,
Commitments and Fundings (in thousands)	2023	2022
Debt Commitments
New portfolio companies	$68,750	$105,932
Existing portfolio companies	58,529	42,343
Total(1)	$127,279	$148,275

Funded Debt Investments	$105,166	$256,474

Equity Investments	$286	$4,856
_______________
(1)Includes backlog of potential future commitments, as applicable.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2023 we did not have a backlog of potential future commitments. As of December 31, 2022, this backlog of potential future commitments totaled $5.0 million.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$47,036	12.5%	9	$12,898	3.1%	4
White (2)	281,114	75.0	54	371,809	89.9	80
Yellow (3)	38,936	10.4	12	16,474	4.0	5
Orange (4)	7,788	2.1	7	10,297	2.5	2
Red (5)	151	—	1	2,080	0.5	1
	$375,025	100.0%	83	$413,558	100.0%	92
As of December 31, 2023 and December 31, 2022, the weighted average investment ranking of our debt investment portfolio was 2.02 and 2.07, respectively. As of December 31, 2023, we had investments in eleven portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $19.9 million and $15.1 million, respectively. As of December 31, 2022, we had investments in three portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $20.0 million and $12.4 million, respectively.
Results of Operations
Set forth below is a comparison of the results of operations for the years ended December 31, 2023 and December 31, 2022. The comparison of the fiscal years ended December 31, 2022 and December 31, 2021 can be found within “Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference.
Comparison of operating results for the year ended December 31, 2023 and 2022
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the year ended December 31, 2023, our net increase in net assets resulting from operations was $2.2 million, which was comprised of $46.0 million of net investment income and $43.7 million of net realized and unrealized losses. On a per common share basis for year ended December 31, 2023, net investment income was $2.24 per share and the net increase in net assets from operations was $0.11 per share.
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
Investment Income
Total investment and other income for the years ended December 31, 2023 and December 31, 2022 was $72.5 million and $61.6 million, respectively.
The increase in total investment and other income for the year ended December 31, 2023, compared to the year ended December 31, 2022, is due to a higher weighted average principal amount outstanding on income earning investments, slightly offset by a lower weighted average yield during the 2023 fiscal year compared to the 2022 fiscal year.
Operating Expenses
Total operating expenses consist of our base management fee, income incentive fee, capital gains incentive fee, interest expenses and amortization of fees, administration agreement expenses, and general and administrative expenses. We anticipate that our operating expenses would increase over time to the extent that our investment portfolio grows. However, we anticipate operating expenses, as a percentage of totals assets and net assets, would generally decrease over time to the extent that our investment portfolio and capital base expand. We expect that base management and income incentive fees would increase to the extent that we grow our capital base and our earnings. The capital gains incentive fee depends on realized and unrealized gains and losses. Interest expenses will generally increase if we draw down on the Credit Facility or issue debt securities, and we generally expect expenses under the Administration Agreement and general and administrative expenses to increase over time to the extent that our investment portfolio grows, to meet the additional requirements associated with servicing a larger portfolio.
Total operating expenses for the years ended December 31, 2023 and December 31, 2022 were $26.6 million and $23.8 million, respectively.
Base management fees totaled $5.6 million and $4.9 million during the years ended December 31, 2023 and December 31, 2022, respectively. The increase is primarily due to an increase in the weighted average invested equity, through the issuance of common stock, during the year ended December 31, 2023.
We did not incur an incentive fee for the year ended December 31, 2023. Income incentive fees totaled $6.1 million during the year ended December 31, 2022, as our pre-incentive fee net investment income exceeded the hurdle rate for quarterly periods within the year. During the year ended December 31, 2023, the income incentive fee was reduced by the total return requirement under the Advisory Agreement by $9.2 million. During the year ended December 31, 2022, the income incentive fee was reduced by the total return requirement under the Advisory Agreement by $2.4 million. We did not incur a capital gains incentive fee for the year ended December 31, 2023, primarily driven by the current and cumulative realized and unrealized losses we recorded on our investment portfolio during the year. Capital gains incentive fees expense accruals for the year ended December 31, 2022 totaled a reversal of $1.4 million in previously accrued capital gains incentive fee expense, primarily driven by the realized and unrealized losses we incurred on our investment portfolio during the year ended December 31, 2022.
For the years ended December 31, 2023 and December 31, 2022, interest and fees on our borrowings totaled $15.5 million and $10.6 million, respectively. The increase in interest and fees on our borrowings increased primarily due to an increase in the weighted average borrowings outstanding and an increase in the weighted average interest rate applicable to our borrowings during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Administration Agreement expenses during the years ended December 31, 2023 and December 31, 2022 totaled $2.0 million and $1.8 million, respective. General and administrative expenses during the years ended December 31, 2023 and December 31, 2022 totaled $3.5 million and $1.9 million, respectively. The increase was primarily driven by higher excise tax and higher legal fees during the year ended December 31, 2023.

Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
For the year ended December 31, 2023, we recognized net realized losses of $43.5 million, primarily as a result of the write-off of investments in certain portfolio companies and foreign currency adjustments. For the year ended December 31, 2022, we recognized net realized losses of $27.9 million, primarily as a result of the write-off of investments in two portfolio companies and foreign currency adjustments on the exit of one debt investment.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the year ended December 31, 2023 was $0.2 million, resulting primarily from mark-to-market adjustments and foreign currency adjustments, net of reversals of previously recognized unrealized losses on investments exited during the year. Net change in unrealized losses during the year ended December 31, 2022 was $12.8 million, resulting primarily from mark-to-market adjustments and foreign currency adjustments.
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
The following table shows the weighted average portfolio yield on our debt invesetments, excluding non-income producing investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

	For the Year Ended December 31,
Ratios (Percentages, on an annualized basis)(1)	2023	2022
Weighted average portfolio yield on debt investments(2)	15.4%	16.0%
Coupon income	11.6%	10.9%
Accretion of discount	1.1%	1.2%
Accretion of end-of-term payments	1.7%	2.0%
Impact of prepayments during the period	1.0%	1.9%
_____________
(1)Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period. The calculation of weighted average portfolio yields on debt investments excludes any non-income producing debt investments, but includes debt investments on non-accrual status. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities.
(2)The weighted average portfolio yields on debt investments reflected above do not represent actual investment returns to our shareholders.
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
For the years ended December 31, 2023 and December 31, 2022, our total return based on the change in net asset value was 1.0% and (0.3)%, respectively. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period.
The following table shows our return on average total assets and return on average net asset value for the periods indicated:

	For the Year Ended December 31,
Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	2023	2022
Net investment income	$45,974	$37,874
Net increase (decrease) in net assets	$2,234	$(2,830)

Average net asset value(2)	$282,454	$283,572
Average total assets(2)	$467,509	$435,714

Net investment income to average net asset value	16.3%	13.4%
Net increase (decrease) in net assets to average net asset value	0.8%	(1.0)%

Net investment income to average total assets	9.8%	8.7%
Net increase (decrease) in net assets to average total assets	0.5%	(0.6)%
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
Our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 86.1% and 91.8% of our total assets, as of December 31, 2023 and December 31, 2022, respectively.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our valuation process.
Liquidity and Capital Resources
Set forth below is a discussion of our liquidity and capital resources as of and for the years ended December 31, 2023 and 2022. A discussion of our liquidity and capital resources as of and for the year ended December 31, 2021 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” -included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference.

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
Cash Flows
During the year ended December 31, 2023, net cash provided by operating activities, consisting primarily of sales and repayments of investments, net of fundings and purchases and the items described in “Results of Operations” above was $43.7 million, and net cash used in financing activities was $20.0 million primarily from distributions paid of $38.6 million on our common stock and net repayments under the Credit Facility of $21.5 million, offset by $42.3 million from proceeds received in connection with the issuance of common stock. As of December 31, 2023, cash, including restricted cash, was $60.8 million.
During the year ended December 31, 2022, net cash used in operating activities, consisting primarily of fundings and purchases, net of sales and repayments of investments, and the items described in “Results of Operations” above, was $100.9 million and net cash provided by financing activities was $116.9 million from proceeds received in connection with the issuance of common stock and the issuance of our 2027 Notes, offset primarily by net repayments under the Credit Facility of $24.5 million and $29.8 million of distributions paid on our common stock. As of December 31, 2022, cash, including restricted cash, was $37.1 million.
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
As of December 31, 2023, we had received Capital Commitments totaling $386.8 million, of which $354.7 had been funded, our stockholders released from funding obligations for any remaining undrawn Capital Commitments effective upon the expiration of the Company’s Investment Period in December 2023, subject to limited exceptions set forth in the stockholders’ Subscription Agreements with the Company.
Credit Facility
We have $250.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The revolving period under the Credit Facility is scheduled to expire on July 15, 2025 and the maturity date of the Credit Facility is scheduled for January 15, 2027. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50%, and are subject to certain minimum principal utilization amounts during the revolving period. As of December 31, 2023, the applicable margin is equal to 3.25% during the revolving period and increases to 4.25% during the amortization period. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of December 31, 2023, we had outstanding borrowings of $87.5 million under the Credit Facility, excluding deferred credit facility costs of $3.0 million, which are included as assets in the consolidated statements of assets and liabilities. We had $162.5 million of remaining capacity on our Credit Facility as of December 31, 2023.
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
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to the aggregate amount of our senior securities, which generally includes all of our borrowings and any preferred stock, of at least 150%. As of December 31, 2023, our asset coverage for total borrowings and other senior securities was 277%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2023, our unfunded commitments totaled $72.2 million to 25 portfolio companies, of which $6.3 million was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. As of December 31, 2022, our unfunded commitments totaled $137.1 million to 54 portfolio companies, of which $44.0 million was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of December 31, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	December 31, 2023	December 31, 2022
Activehours, Inc.	$10,000	$5,000
Perry Health, Inc.	8,000	—
Karat Financial Technologies, Inc.	6,719	6,990
Ever/Body Inc.	6,200	6,200
Luxury Presence, Inc.	6,000	—
Prose Beauty, Inc.	6,000	—
Machinify, Inc.	5,000	—
Placemakr, Inc.	5,000	—
JOKR	3,748	3,748
Parsable, Inc.	2,667	—
Firemaps, Inc.	2,000	—
FireHydrant, Inc.	1,200	—
Idelic, Inc.	1,200	—
Overtime Sports, Inc.	1,143	1,143
McN Investments Ltd.	1,000	200
Pair Eyewear, Inc.	1,000	1,000
Substack, Inc.	1,000	1,000
Tempus Ex Machina, Inc.	1,000	—
Virtual Facility, Inc.	1,000	—
Highbeam, Inc.	813	—
Construction Finance Corporation	575	972
Worldwide Freight Logistics Ltd.	345	242
OnSiteIQ, Inc.	334	—
Forum Brands, LLC	147	—
Allplants LTD	102	97
Levels Health Inc.	—	14,273
Canvas Construction, Inc.	—	8,000
Cardless, Inc.	—	8,000
Workstep Inc.	—	8,000
The Aligned Company	—	7,000
Eightfold AI Inc.	—	5,000
Wisetack, Inc.	—	5,000
Homeward, Inc.	—	4,000
Merama Inc.	—	3,644
Flashparking, Inc.	—	3,490
RenoRun, Inc.	—	3,400
Loft Orbital Solutions Inc.	—	3,000
Lower Holding Company	—	3,000
Vestwell Holdings, Inc.	—	3,000
Quantum Circuits, Inc.	—	2,890
Elodie Games, Inc.	—	2,500
Trueskin GmbH	—	2,140
Petfolk Inc.	—	2,000
Ribbon Home, Inc.	—	2,000
Jerry Services, Inc.	—	1,500
True Footage, Inc.	—	1,417
Medly Health Inc.	—	1,391
Manufactured Networks, Inc.	—	1,250
Dance GmbH	—	1,070
Athletic Greens (USA), Inc.	—	1,000
Baby Generation, Inc.	—	1,000
Belong Home, Inc.	—	1,000
Dia Styling Co.	—	1,000
Found Health, Inc.	—	1,000
Mystery Tackle Box, Inc.	—	1,000
Parker Group, Inc.	—	1,000
Strata Identity, Inc.	—	1,000

Unfunded Commitments(1) (in thousands)	December 31, 2023	December 31, 2022
Tripscout, Inc.	—	1,000
Wispr AI, Inc.	—	1,000
Angle Health, Inc.	—	500
Homelight, Inc.	—	500
Metropolis Technologies, Inc.	—	500
Quick Commerce, Ltd.	—	500
Relay Commerce, Inc.	—	463
Foodology, Inc.	—	372
Ephemeral Solutions, Inc.	—	333
Planet A Foods GmbH	—	204
Flo Health UK Limited	—	173
Total	$72,193	$137,102
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
During the years ended December 31, 2023 and December 31, 2022, $103.4 million and $83.2 million of unfunded commitments expired or were terminated, respectively. The following table shows additional information on our unfunded commitments regarding milestones and expirations as of December 31, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	December 31, 2023	December 31, 2022
Dependent on milestones	$6,300	$43,987
Expiring during:
2023	$—	$124,487
2024	64,331	11,472
2025	7,862	1,143
Total	$72,193	$137,102
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
Common Stock Distributions
We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2023 and December 31, 2022, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to December 31, 2023.

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
		Total cash distributions	$5.42
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
For the year ended December 31, 2023, distributions paid were comprised of interest-sourced distributions (qualified interest income) and capital gains. As of December 31, 2023, we estimated that we had undistributed taxable earnings from distributable earnings (or “Spillover Income”) of $15.4 million, or $0.65 per common share.
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
As of December 31, 2023, a majority of the debt investments (approximately 79.7%, or $304.5 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including SOFR.
As of December 31, 2023, our floating rate borrowings totaled $87.5 million, which represented 53.8% of our outstanding debt as of December 31, 2023. As of December 31, 2023, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate at December 31, 2023 was 8.50%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of December 31, 2023. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of December 31, 2023, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2023 consolidated statements of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$8,592	$(3,750)	$4,842
Up 200 basis points	$5,728	$(2,500)	$3,228
Up 100 basis points	$2,864	$(1,250)	$1,614
Up 50 basis points	$1,432	$(625)	$807
Down 50 basis points	$(1,286)	$625	$(661)
Down 100 basis points	$(2,460)	$1,250	$(1,210)
Down 200 basis points	$(4,535)	$2,500	$(2,035)
Down 300 basis points	$(6,451)	$3,750	$(2,701)
This analysis is indicative of the potential impact on our investment income as of December 31, 2023, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after December 31, 2023 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. During the year ended December 31, 2023, we entered into foreign currency forward contracts to limit our foreign currency exposure with respect to the British Pound Sterling and Euro. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TriplePoint Private Venture Credit Inc.
Menlo Park, California
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Private Venture Credit Inc. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, the consolidated financial highlights for the years ended December 31, 2023, December 31, 2022, December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023 and the financial highlights for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and December 31, 2022 by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
San Francisco, California
March 13, 2024
We have served as the Company’s auditor since 2019.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value (amortized cost of $406,433 and $447,814, respectively)	$400,195	$441,376
Cash and cash equivalents	45,398	32,162
Restricted cash	15,447	4,904
Deferred credit facility costs	2,988	1,779
Prepaid expenses and other assets	1,000	364
Total assets	$465,028	$480,585

Liabilities
Revolving Credit Facility	$87,500	$109,000
2027 Notes, net	74,350	74,193
Base management fee payable	1,471	1,312
Other accrued expenses and liabilities	11,165	11,445
Total liabilities	$174,486	$195,950
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	237	203
Paid-in capital in excess of par value	352,037	310,370
Total distributable earnings/(loss)	(61,732)	(25,938)
Total net assets	$290,542	$284,635
Total liabilities and net assets	$465,028	$480,585

Shares of common stock outstanding (par value $0.01 per share and 450,000 shares authorized)	23,689,363	20,297,200
Net asset value per common share	$12.24	$14.00

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022	2021
Investment income
Interest income from investments	$70,264	$59,898	$25,395
Other income
Expirations / terminations of unfunded commitments	1,627	809	728
Other fees	635	936	335
Total investment and other income	72,526	61,643	26,458

Operating expenses
Base management fee	5,560	4,862	2,348
Income incentive fee	—	6,066	2,322
Capital gains incentive fee	—	(1,433)	1,433
Interest expense and amortization of fees	15,509	10,622	6,362
Administration Agreement expenses	2,024	1,780	1,360
General and administrative expenses	3,459	1,872	1,301
Total operating expenses	26,552	23,769	15,126

Net investment income	45,974	37,874	11,332

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	(43,510)	(27,935)	596
Net change in unrealized gains (losses) on investments	(230)	(12,769)	4,928
Net realized and unrealized gains (losses)	(43,740)	(40,704)	5,524

Net increase (decrease) in net assets resulting from operations	$2,234	$(2,830)	$16,856

Per Share Information (Basic and Diluted)
Net investment income per common share	$2.24	$2.12	$1.29
Net increase (decrease) in net assets per common share	$0.11	$(0.16)	$1.92
Weighted average shares of common stock outstanding	20,473,778	17,837,694	8,756,340

Regular distributions declared per common share	$1.78	$1.53	$1.20
Special distributions declared per common share	0.12	0.10	0.10
Total distributions declared per common share	$1.90	$1.63	$1.30

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance as of December 31, 2020	7,001,667	$70	525	$—	$103,387	$2,684	$106,141
Issuance of common stock	6,990,169	70	—	—	109,827	—	109,897
Preferred stock distributions from distributable earnings	—	—	—	—	—	(63)	(63)
Net increase in net assets resulting from operations	—	—	—	—	—	16,856	16,856
Common stock distributions from distributable earnings	—	—	—	—	—	(13,069)	(13,069)
Tax reclassification of net assets	—	—	—	—	(10)	10	—
Balance at December 31, 2021	13,991,836	$140	525	$—	$213,204	$6,418	$219,762
Issuance of common stock	6,305,364	63	—	—	97,406	—	97,469
Preferred stock distributions from distributable earnings	—	—	—	—	—	(63)	(63)
Net decrease in net assets resulting from operations	—	—	—	—	—	(2,830)	(2,830)
Common stock distribution from distributable earnings	—	—	—	—	—	(29,703)	(29,703)
Tax reclassification of net assets	—	—	—	—	(240)	240	—
Balance at December 31, 2022	20,297,200	$203	525	$—	$310,370	$(25,938)	$284,635
Issuance of common stock	3,392,163	$34	—	$—	$42,267	$—	$42,301
Common stock distributions from distributable earnings	—	—	—	—	—	(38,565)	(38,565)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(63)	(63)
Net increase in net assets resulting from operations	—	—	—	—	—	2,234	2,234
Tax reclassification of net assets	—	—	—	—	(600)	600	—
Balance at December 31, 2023	23,689,363	$237	525	$—	$352,037	$(61,732)	$290,542

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$2,234	$(2,830)	$16,856
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(105,342)	(256,563)	(275,699)
Principal payments and proceeds from investments	109,038	129,926	60,131
Payment-in-kind interest on investments	(1,361)	288	682
Net change in unrealized (gains) losses on investments	230	12,769	(4,928)
Net realized (gains) losses on investments	43,510	27,935	(596)
Accretion of debt investment fees	(4,720)	(11,703)	(3,285)
Amortization of debt fees and issuance costs	908	799	626
Change in operating assets and liabilities:
Prepaid expenses and other assets	(636)	83	(398)
Base management fee payable	159	514	335
Income incentive fee payable	—	(1,444)	1,444
Capital gains incentive fee payable	—	(1,433)	1,433
Other accrued expenses and liabilities	(280)	733	6,505
Net cash (used in) provided by operating activities	43,740	(100,926)	(196,894)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	52,500	121,000	148,700
Repayments under revolving credit facility	(74,000)	(145,500)	(60,200)
Issuance of 2027 Notes	—	75,000	—
Common stock distributions paid	(38,565)	(29,703)	(13,069)
Preferred stock distributions paid	(63)	(63)	(63)
Deferred credit facility costs	(2,117)	(357)	(1,439)
Debt issuance costs of 2027 Notes	(16)	(926)	—
Proceeds from issuance of common stock	42,300	97,469	109,897
Net cash (used in) provided by financing activities	(19,961)	116,920	183,826
Net change in cash, cash equivalents and restricted cash	23,779	15,994	(13,068)
Cash, cash equivalents and restricted cash at beginning of period	37,066	21,072	34,140
Cash, cash equivalents and restricted cash at end of period	$60,845	$37,066	$21,072

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$45,398	$32,162	$17,412
Restricted cash	15,447	4,904	3,660
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$60,845	$37,066	$21,072

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,848	$7,698	$5,568
Excise taxes paid	$250	$32	$13

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$476	$737	$737	3/31/2024
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	11/21/2023	1,000	973	973	11/30/2027
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	1,000	971	971	12/31/2027
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	1,000	971	971	12/31/2027
			3,000	2,915	2,915
Total Aerospace and Defense - 1.26%*			3,476	3,652	3,652

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	667	662	662	5/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	700	692	692	7/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	460	453	453	9/30/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	2/6/2023	173	174	174	2/28/2025
			2,000	1,981	1,981
Parsable, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 13.50% floor, 4.00% EOT payment)(2)	10/24/2023	3,333	3,272	3,272	4/1/2027
Total Application Software - 1.81%*			5,333	5,253	5,253

Business Applications Software
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)	9/30/2022	3,000	3,024	3,024	9/30/2024
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)	12/29/2022	1,000	1,000	1,000	12/31/2024
			4,000	4,024	4,024
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000	10,468	10,489	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.50% EOT payment)	1/21/2022	347	360	361	7/31/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.50% EOT payment)(2)	12/28/2023	1,209	1,210	1,213	7/31/2024
			11,556	12,038	12,063
Morty, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 10.00% EOT payment)	12/21/2022	7,000	7,098	6,873	6/30/2026
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	1,863	2,128	2,029	12/31/2024
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,830	1,642	4/30/2024
			3,631	3,958	3,671
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	1,028	1,095	1,093	6/30/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	1,028	1,095	1,093	6/30/2024
			2,056	2,190	2,186
Total Business Applications Software - 9.92%*			28,243	29,308	28,817

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.00% floor, 6.00% EOT payment)	9/9/2022	2,000	2,042	2,042	9/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,199	1,224	1,224	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 5.75% EOT payment)	11/18/2021	4,200	4,404	4,404	5/31/2024
			5,399	5,628	5,628
Certamen Ventures Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 4.00% EOT payment)	11/30/2021	6,945	6,868	6,868	11/30/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	2/15/2022	1,655	1,734	1,734	8/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	4/25/2022	1,695	1,756	1,756	10/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	8/1/2022	705	721	721	1/31/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	10/7/2022	2,526	2,562	2,562	4/30/2026
			6,581	6,773	6,773
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	1,926	2,210	2,210	7/31/2024
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	5/4/2022	1,500	1,523	1,451	5/31/2025
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	10/19/2023	250	242	231	5/31/2025
			1,750	1,765	1,682
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	918	2/29/2024
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	16	2/29/2024
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	12/22/2023	25	25	9	2/29/2024
			2,489	2,536	943
RenoRun, Inc.(1)(3)(7)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)(2)	12/30/2021	37	32	96	12/31/2025
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	6/15/2022	377	386	407	6/30/2025
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 3.00% EOT payment)(2)	6/15/2022	482	485	513	12/31/2024
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	10/20/2023	244	245	256	10/31/2026
			1,103	1,116	1,176
Vecna Robotics, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 9.00% EOT payment)	12/16/2022	4,500	4,376	4,376	9/30/2026
Total Business Products and Services - 10.94%*			32,730	33,346	31,794

Business/Productivity Software
Construction Finance Corporation	Revolver (Prime + 5.25% interest rate, 13.75% floor, 1.50% EOT payment)(2)	12/29/2023	4,428	4,350	4,350	6/29/2024
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)	5/23/2023	5,200	5,164	5,164	11/30/2026
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)(2)	8/21/2023	1,600	1,577	1,577	2/28/2027
			6,800	6,741	6,741
Highbeam, Inc.	Revolver (Prime + 4.25% interest rate, 12.00% floor)(2)	2/10/2023	2,688	2,665	2,665	8/10/2024
Idelic Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 9.50% EOT payment)	9/14/2022	4,000	4,080	4,080	3/31/2026
Idelic Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 10.00% floor, 2.50% EOT payment)(2)	11/15/2023	2,800	2,775	2,775	8/31/2026
			6,800	6,855	6,855
Manufactured Networks, Inc.	Revolver (Prime + 5.75% interest rate, 14.25% floor)(2)	9/13/2023	5,000	4,962	4,982	12/13/2024
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.85% cash interest rate + 4.66% PIK, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	1,131	1,144	1,153	3/31/2027
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.75% floor, 6.75% EOT payment)	6/16/2023	2,416	2,417	2,417	5/31/2026
Virtual Facility, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 10.50% floor, 8.50% EOT payment)(2)	12/1/2023	1,000	976	976	6/1/2027
Total Business/Productivity Software - 10.37%*			30,263	30,110	30,139

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	3,179	3,125	3,015	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	2,649	2,604	2,513	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	1,060	1,042	1,006	2/28/2026
			6,888	6,771	6,534

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	110	110	110	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	300	297	297	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)(2)	5/11/2023	1,000	1,000	1,000	11/30/2025
			1,410	1,407	1,407
Total Computer Hardware - 2.73%*			8,298	8,178	7,941

Consumer Finance
Activehours, Inc.	Revolver (Prime + 4.25% interest rate, 8.50% floor)(2)	12/30/2022	—	—	—	12/30/2025
Total Consumer Finance - 0.00%*			—	—	—

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,038	1,038	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	927	959	959	10/31/2025
			1,927	1,997	1,997
Trueskin GmbH(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 8.25% EOT payment)(2)	1/9/2023	1,077	1,093	1,120	1/31/2026
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)(2)	5/18/2022	372	371	57	11/30/2024
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	6/9/2022	248	251	38	3/31/2025
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	8/5/2022	371	374	57	5/31/2025
			991	996	152
Total Consumer Non-Durables - 1.13%*			3,995	4,086	3,269

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	781	784	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	250	257	258	12/31/2024
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	875	886	890	3/31/2025
			1,875	1,924	1,932
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)(2)	10/13/2022	2,520	2,523	2,825	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,512	1,513	1,694	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,642	1,644	1,836	4/30/2026
			5,674	5,680	6,355
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	4/14/2022	723	724	401	4/30/2025
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	7/14/2022	268	266	154	7/31/2025
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	11/14/2022	69	67	37	11/30/2025
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	3/15/2023	529	502	262	3/31/2026
			1,589	1,559	854
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	6/27/2022	322	325	108	3/31/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	8/12/2022	107	108	36	5/31/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	12/9/2022	215	213	72	9/30/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	3/1/2023	322	318	108	11/30/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 13.25% floor, 5.25% EOT payment)(2)	10/5/2023	11	11	3	10/31/2023
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 5.25% EOT payment)(2)	12/11/2023	18	18	6	12/31/2023
			995	993	333

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	302	314	313	9/30/2024
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	4,800	4,864	4,809	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	2,250	2,277	2,251	6/30/2025
			7,352	7,455	7,373
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	1,250	1,274	1,034	7/31/2025
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	10/21/2022	1,250	1,263	977	10/31/2025
			2,500	2,537	2,011
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	22	23	23	4/30/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	56	58	58	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	369	383	383	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	372	369	369	4/30/2026
			819	833	833
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 7.75% EOT payment)	8/12/2021	3,532	3,691	3,605	8/31/2025
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 6.00% EOT payment)(2)	5/26/2022	3,000	3,066	3,004	5/31/2025
			6,532	6,757	6,609
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,757	1,705	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,491	3,388	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	5,300	5,118	2/28/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	5,297	5,116	2/28/2025
			15,000	15,845	15,327
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,252	1,303	1,290	7/31/2024
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	4,817	4,830	4,741	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/17/2022	1,000	1,005	990	8/31/2026
			7,069	7,138	7,021
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	2,000	2,012	1,968	12/31/2025
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	1,666	577	577	12/31/2026
MA Micro Limited(1)(3)	Convertible Note(2)(9)	12/31/2023	1,666	1,085	1,085	12/31/2028
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	555	474	474	12/31/2028
			3,887	2,136	2,136
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	560	490	461	12/31/2026
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	314	273	275	12/31/2026
			874	763	736
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	588	584	584	6/30/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	203	203	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	172	168	168	2/28/2027
			967	955	955
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	196	3/25/2023
Spinn, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	500	8/31/2024
Total Consumer Products and Services - 18.98%*			58,277	57,763	55,139

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Cultivation
May Acquisitions Limited(1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	3,887	1,221	1,204	10/31/2028
May Acquisitions Limited(1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	15	15	5	10/31/2028
May Acquisitions Limited(1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	349	109	108	10/31/2028
Total Cultivation - 0.45%*			4,251	1,345	1,317

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.50% EOT payment)	9/29/2021	8,750	8,552	8,552	11/30/2027
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,154	10,154	6/30/2027
TFG Holding, Inc.(7)	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,433	4,714	4,300	12/31/2023
TFG Holding, Inc.(7)	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	2,955	3,006	2,887	12/31/2024
TFG Holding, Inc.(7)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)	3/31/2022	986	1,000	958	9/30/2025
			8,374	8,720	8,145
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,824	6,824	11/30/2024
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	1,000	1,018	1,018	12/31/2025
			7,500	7,842	7,842
Total E-Commerce - Clothing and Accessories - 11.94%*			34,624	35,268	34,693

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/6/2021	1,669	1,669	1,649	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/21/2021	263	272	269	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	8/10/2021	315	326	322	8/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	10/6/2021	1,458	1,505	1,484	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	11/2/2021	947	975	960	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	11/2/2021	2,540	2,615	2,576	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	12/28/2021	848	870	860	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate,6.00% EOT payment)	12/28/2021	324	332	329	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	12/28/2021	57	58	58	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	1,836	1,877	1,854	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	700	709	699	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	263	267	263	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	1,710	1,705	1,676	3/31/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	3,078	3,057	3,005	4/30/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	184	182	178	6/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	180	173	173	10/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	1,369	1,315	1,315	11/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	104	100	100	12/31/2026
Forum Brands, LLC	Growth Capital Loan(9)	6/16/2021	2,179	2,179	1,573	12/31/2026
			20,024	20,186	19,343
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,649	1,640	6/30/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	771	766	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,636	1,624	8/31/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)(2)	2/17/2023	3,635	3,634	3,575	8/31/2025
			7,491	7,690	7,605
Total E-Commerce - Personal Goods - 9.28%*			27,515	27,876	26,948

Energy
Arcadia Power, Inc.	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)	5/6/2022	5,000	5,098	4,994	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	6/29/2022	5,000	5,034	4,946	12/31/2026
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	2,610	2,729	2,709	12/31/2024
Total Energy - 4.35%*			12,610	12,861	12,649

Entertainment Software
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 6.25% PIK interest rate, 13.75% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	1,002	987	4/30/2025
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	7/28/2023	75	75	73	7/1/2026
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	11/20/2023	50	50	50	7/1/2026
			1,125	1,127	1,110
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/17/2022	2,851	2,880	2,872	5/31/2025
Total Entertainment Software - 1.37%*			3,976	4,007	3,982

Financial Software
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 6.75% floor)	4/6/2022	151	150	150	10/31/2024
Parker Group Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 8.25% EOT payment)	4/6/2022	629	661	661	4/30/2025
			780	811	811
Wisetack, Inc.(1)	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 6.75% EOT payment)	4/3/2023	5,000	4,960	4,960	10/31/2026
Total Financial Software - 1.99%*			5,780	5,771	5,771

Food Products
AllPlants Ltd(1)(3)	Revolver (Prime + 2.50% interest rate, 9.50% floor, 5.00% EOT payment)(2)	5/24/2021	1,291	1,338	1,213	4/30/2024
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	173	185	169	7/31/2025
AllPlants Ltd(1)(3)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 8.00% EOT payment)(2)	9/1/2022	901	925	1,017	8/31/2026
Total Food Products - 0.83%*			2,365	2,448	2,399

Healthcare Services
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	1/18/2023	213	210	210	1/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	5/19/2023	176	174	174	5/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	5/19/2023	177	174	174	5/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	8/16/2023	247	242	242	8/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	10/6/2023	187	184	184	10/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	10/6/2023	39	38	38	10/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	12/12/2023	147	144	144	12/31/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	12/12/2023	150	147	147	12/31/2027
			1,336	1,313	1,313
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)(2)	6/22/2023	2,000	1,958	1,958	6/30/2026
OpenLoop Health, Inc.	Revolver (Prime + 1.50% interest rate, 9.25% floor, 3.25% EOT payment)(2)	6/22/2023	2,000	2,002	2,002	6/16/2024
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)(2)	11/20/2023	3,000	2,865	2,865	11/30/2026
			7,000	6,825	6,825
Total Healthcare Services - 2.80%*			8,336	8,138	8,138

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,425	5,343	12/31/2024
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)	7/14/2023	5,000	4,843	4,843	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% PIK interest rate, 11.00% floor, 6.00% EOT payment)(2)	6/12/2023	8,614	8,707	8,707	6/12/2027
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% PIK interest rate, 11.00% floor, 6.00% EOT payment)(2)	6/14/2023	648	637	637	6/12/2027
			9,262	9,344	9,344
Total Healthcare Technology Systems - 6.72%*			19,262	19,612	19,530

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	1/11/2023	3,000	3,003	3,003	1/11/2025
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	9/22/2023	281	279	279	1/11/2025
Total Human Capital Services - 1.13%*			3,281	3,282	3,282

Information Services (B2C)
Tempus Ex Machina, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.25% EOT payment)(2)	5/4/2023	2,000	2,003	2,003	2/28/2027
Tempus Ex Machina, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 11.25% floor, 5.50% EOT payment)(2)	5/4/2023	7,000	6,980	6,980	5/31/2027
Total Information Services (B2C) - 3.09%*			9,000	8,983	8,983

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	5/27/2020	5,000	5,207	5,257	1/31/2027
GoEuro Corp.(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	5/27/2020	2,500	2,603	2,629	1/31/2027
Total Infrastructure - 2.71%*			7,500	7,810	7,886

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	495	495	12/31/2025
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	3/24/2023	500	491	491	3/31/2026
			1,000	986	986
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	8,343	8,343	2/28/2025
Total Life and Health Insurance - 3.21%*			9,000	9,329	9,329

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 1.50% cash interest rate + 6.50% PIK, 15.50% floor, 8.50% EOT payment)	7/1/2021	2,373	2,482	2,432	7/31/2025
Total Medical Software and Information Services - 0.84%*			2,373	2,482	2,432

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	5,000	4,988	4,988	3/31/2027
Spire Animation Studios, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 6.87% EOT payment)	8/12/2021	782	874	860	2/29/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Spire Animation Studios, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 7.13% EOT payment)	9/30/2021	534	576	568	3/31/2024
			1,316	1,450	1,428
Total Multimedia and Design Software - 2.21%*			6,316	6,438	6,416

Network Management Software
Skyflow, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 9.75% floor, 4.50% EOT payment)	10/2/2023	4,545	4,497	4,497	10/1/2026
Skyflow, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 13.00% floor, 4.50% EOT payment)	10/2/2023	455	450	450	10/1/2026
Total Network Management Software - 1.70%*			5,000	4,947	4,947

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	512	501	9/30/2025
Jerry Services, Inc.	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	500	501	498	6/30/2026
			1,000	1,013	999
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	3,075	3,110	3,110	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	10/5/2022	1,463	1,472	1,472	10/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	5/1/2023	450	446	446	4/30/2026
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 13.75% floor, 5.00% EOT payment)(2)	7/31/2023	500	494	494	7/31/2026
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 14.25% floor, 5.00% EOT payment)(2)	12/20/2023	750	734	734	12/31/2026
			6,238	6,256	6,256
Total Other Financial Services - 2.50%*			7,238	7,269	7,255

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,659	2,462	9/30/2025
Common Living Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,948	4,584	9/30/2025
			7,242	7,607	7,046
Homelight, Inc.	Growth Capital Loan (17.25% interest rate)(2)	12/30/2022	500	494	490	12/31/2026
Homelight, Inc.	Growth Capital Loan (18.00% interest rate)(2)	5/22/2023	250	246	244	5/31/2027
			750	740	734
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	4,000	4,163	4,016	6/30/2026
Homeward, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	4,000	4,007	3,971	12/31/2024
			8,000	8,170	7,987
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)	5/25/2022	1,000	1,031	1,031	5/31/2025
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)	12/27/2022	1,000	1,007	1,007	12/31/2025
Mynd Management, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.50% floor, 4.00% EOT payment)	6/29/2023	8,000	7,978	7,978	12/31/2025
			10,000	10,016	10,016
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	258	256	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	822	813	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	227	225	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	109	108	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	455	450	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	215	213	12/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	156	154	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,409	1,395	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	780	772	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	175	173	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	119	118	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	307	304	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,134	1,119	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	1,012	999	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	221	218	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	202	199	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	101	100	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	150	147	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	362	355	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	565	554	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	5/23/2023	240	238	232	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	5/23/2023	434	430	421	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2023	720	715	699	5/31/2026
			9,978	10,162	10,024
Total Real Estate Services - 12.32%*			35,970	36,695	35,807

Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% PIK interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	885	900	896	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	962	988	980	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,294	1,329	1,318	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,553	1,595	1,582	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,553	1,595	1,582	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	777	797	791	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 9.00% PIK interest rate, 17.50% floor, 4.00% EOT payment)(2)	12/18/2023	108	109	108	3/1/2024
Total Social/Platform Software - 2.50%*			7,132	7,313	7,257

Total Debt Investments - 129.08%*			$382,144	$383,570	$375,025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$578
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	197
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	6,747	58	20
Total Aerospace and Defense - 0.30%*				311	871

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,163	10	14
Parsable, Inc.	Preferred Stock(2)	8/29/2023	165,100	61	23
Total Application Software - 0.01%*				71	37

Business Applications Software
Blueboard Inc.	Common Stock	3/11/2021	209,302	42	25
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	101
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	576
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	144
				450	720
Morty, Inc.	Preferred Stock	10/1/2021	88,980	66	4
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	151
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	29
Total Business Applications Software - 0.38%*				781	1,093

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	32
Cardless Inc.	Common Stock	11/18/2021	12,903	28	7
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	160
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	10
				125	170
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	32
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	53
Certamen Ventures Inc.	Preferred Stock	12/15/2023	538,703	205	205
				332	290
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	42
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	205
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	23
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	16
				374	244
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	5/4/2022	108,238	26	9
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock	12/16/2022	51,590	308	166
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	27
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	10
				34	37
Total Business Products and Services - 0.40%*				1,553	1,159

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	140
Total Business to Business Marketplace - 0.05%*				156	140

Business/Productivity Software
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	14
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	105,723	40	40

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
				54	54
FireHydrant, Inc.	Preferred Stock	5/23/2023	113,050	115	125
Highbeam, Inc.	Common Stock(2)	2/10/2023	37,361	2	2
Idelic Inc.	Preferred Stock	12/10/2021	30,551	46	11
Idelic Inc.	Preferred Stock(2)	11/15/2023	36,661	13	13
				59	24
Luxury Presence, Inc.	Preferred Stock(2)	9/20/2023	7,734	40	25
Machinify, Inc.	Common Stock(2)	8/25/2023	27,040	36	36
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	41
Manufactured Networks, Inc.	Preferred Stock(2)	9/13/2023	73,666	25	22
				114	63
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	21
OnSiteIQ, Inc.	Common Stock	6/16/2023	102,864	14	64
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
Virtual Facility, Inc.	Preferred Stock(2)	10/3/2023	54,775	16	16
Total Business/Productivity Software - 0.15%*				457	434

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	21
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	40
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	13,940	92	32
Total Computer Hardware - 0.07%*				250	202

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	319
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	40
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	96
				225	455
Cherry Technologies Inc.	Preferred Stock	11/23/2021	77,891	195	432
The Aligned Company	Preferred Stock	10/21/2021	17,564	50	574
The Aligned Company	Preferred Stock	4/1/2022	569	8	6
				58	580
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	108
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.55%*				576	1,605

Consumer Non-Durables
Athletic Greens International, Inc.	Preferred Stock(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock(2)	12/18/2023	24,510	155	155
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Total Consumer Non-Durables - 0.06%*				198	181

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	13,587	10	10
The Black Tux Holdings, Inc.	Preferred Stock	11/5/2021	142,939	139	460
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares(2)	10/7/2022	192	9	4
Dance Gmbh(1)(3)	Preferred Stock(2)	3/31/2022	35	37	8

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Dance Gmbh(1)(3)	Preferred Stock(2)	2/21/2023	45	21	11
				58	19
Elektra Mobility Inc.(11)	Preferred Stock(2)	5/6/2022	—	—	—
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ever/Body, Inc.	Preferred Stock	9/7/2021	281,262	138	45
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	25
Flink SE(1)(3)	Common Stock(2)	4/13/2022	18	23	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	9
Good Eggs, Inc.	Preferred Stock	8/12/2021	83,265	142	12
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	—
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	—
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	—
				130	—
Immersive Group Gaming LTD(1)	Preferred Stock(2)	7/12/2021	451,039	115	86
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	7/24/2023	14,763	538	81
Lower Holding Company	Preferred Stock	12/28/2022	36,608	47	7
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	9/29/2023	14,709	26	27
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	15,000	—	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	45,000	79	83
				125	110
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock(2)	8/25/2023	31,796	118	118
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	30
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	—
Tempo Interactive Inc.	Preferred Stock	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Total Consumer Products and Services - 0.40%*				1,831	1,158

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	233
Total Database Software - 0.09%*				116	254

E-Commerce - Clothing and Accessories
Dia Styling Co.(11)	Preferred Stock(2)	6/30/2022	—	—	—
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	114
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	194
				411	308
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	143
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	—
TFG Holding, Inc.	Common Stock	3/31/2022	9,360	26	—
				275	—
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	305
Total E-Commerce - Clothing and Accessories - 0.26%*				1,101	756

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock	7/6/2021	14,143	149	204
Forum Brands, LLC	Preferred Stock	12/23/2021	12,964	188	192
Forum Brands, LLC	Preferred Stock	10/11/2023	2,829	42	42
				379	438
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	563
Total E-Commerce - Personal Goods - 0.34%*				968	1,001

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	133
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	52
				194	185
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	1,035
Total Energy - 0.42%*				231	1,220

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	—
Encore Music Technologies, Inc.	Preferred Stock(2)	5/16/2023	4,475	1	—
				16	—
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	62
Total Entertainment Software - 0.02%*				76	62

Financial Software
Parker Group Inc.	Common Stock	4/6/2022	2,667	9	9
Wisetack, Inc.(1)	Common Stock	12/21/2022	23,086	84	57
Zolve Innovations Inc.	Preferred Stock	7/28/2022	3,172	9	9
Total Financial Software - 0.03%*				102	75

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	4,635	77	39
Total Food Products - 0.01%*				77	39

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	5
Total General Media and Content - 0.00%*				5	5

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	11,186	51	60
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	30
OpenLoop Health, Inc.	Preferred Stock(2)	11/20/2023	16,779	89	89
				165	179
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	96,516	42	42
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	29
Wispr AI, Inc.(11)	Preferred Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 0.16%*				258	467

Healthcare Technology Systems
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	8
K Health, Inc.	Common Stock	7/14/2023	61,224	187	187
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.21%*				827	618

Household Products
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	—
Total Household Products - 0.00%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	713

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	18
				109	731
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.38%*				307	1,098

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Tempus Ex Machina, Inc.	Preferred Stock(2)	5/1/2023	53,879	38	38
Total Information Services (B2C) - 0.06%*				192	173

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	93
GoEuro Corp.(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	105
GoEuro Corp.(1)(3)	Preferred Stock(2)	9/29/2023	3,902	167	167
Total Infrastructure - 0.13%*				322	365

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	28
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	7
Total Life and Health Insurance - 0.05%*				120	142

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock(2)	2/28/2023	175,000	44	2
Total Medical Software and Information Services - 0.00%*				92	2

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	90
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	—
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	—
				185	—
Total Multimedia and Design Software - 0.03%*				262	90

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock	6/26/2023	19,441	31	6
Total Network Management Software - 0.06%*				211	186

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock	5/16/2023	35,857	361	343
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	2,235	8	5
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	128
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	28
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	3
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	6
				71	37
Total Other Financial Services - 0.18%*				613	513

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	2,446	8	1
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	18

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	113
Mynd Management, Inc.	Preferred Stock	5/25/2022	1,544	1	1
Mynd Management, Inc.	Preferred Stock	6/29/2023	16,471	11	11
				95	125
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	287
Total Real Estate Services - 0.75%*				954	2,192

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	113
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	113
				60	226
Total Social/Platform Software - 0.09%*				103	251

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	14,621	—	—
Appex Group, Inc.(11)	Preferred Stock(2)	4/14/2022	—	—	—
				—	—
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	223
Total Software Development Applications - 0.08%*				65	223

Total Warrant Investments - 5.82%*				$13,419	$16,915

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	111
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	272	264
Tide Holdings Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	481
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.34%*				1,100	1,000

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	112
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	6
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	64
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	25
				595	95
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.19%*				1,150	556

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	217
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	157
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	366
Total Business to Business Marketplace - 0.25%*				950	740

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	151
Total Consumer Finance - 0.05%*				100	151

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	141
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	55
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	6
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	6
				331	12
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,688	375	328
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,575	75	95
				450	423
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	250
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.45%*				1,793	1,313

Cultivation
May Acquisitions Limited(1)(3)	Preferred Stock(2)	12/29/2023	8,750	—	—
Total Cultivation - 0.00%*				—	—

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	31
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	57
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	80
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	60
				106	197

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total E-Commerce - Personal Goods - 0.08%*				196	228

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.10%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	174
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	941
Total Energy - 0.38%*				867	1,115

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	150
Total Financial Services - 0.05%*				150	150

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.03%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	285
Total Healthcare Services - 0.16%*				720	473

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.05%*				150	150

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	133
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	103
Total Infrastructure - 0.08%*				161	236

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.03%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	66
Total Multimedia and Design Software - 0.02%*				58	66

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	6
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	817
Total Other Financial Services - 0.28%*				698	823

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	252
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	122

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Real Estate Services - 0.14%*				592	417

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	303
Total Software Development Applications - 0.10%*				250	303

Total Equity Investments - 2.84%*				$9,444	$8,255

Total Investments in Portfolio Companies - 137.74%*(4)				$406,433	$400,195

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM	$45,013	$45,013
Total Cash Equivalents - 15.49%*			$45,013	$45,013

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Loss
British Pound Sterling (GBP)	02/1/2024	Zions Bancorporation, N.A.	£6,000	Sold	$7,300	$(345)
Euro (EUR)	02/1/2024	Zions Bancorporation, N.A.	€2,000	Sold	$2,127	$(82)
Euro (EUR)	3/28/2024	Zions Bancorporation, N.A.	€1,000	Sold	$1,104	$(3)
Total Foreign Currency Forward Contracts - (0.15)%*					$10,531	$(430)

_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2023, non-qualifying assets represented 11.7% of the Company’s total assets, at fair value.
(2)As of December 31, 2023, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of December 31, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $400.2 million at fair value and represented 137.7% of the Company’s net assets. In addition, unless otherwise indicated, as of December 31, 2023, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $9.3 million, $16.7 million and $7.4 million, respectively, for the December 31, 2023 investment portfolio. The tax cost of investments is $407.6 million.
(7)Debt is on non-accrual status as of December 31, 2023 and is therefore considered non-income producing. Non-accrual investments as of December 31, 2023 had a total cost and fair value of $19.9 million and $15.1 million, respectively.
(8)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(9)Non-income producing investment(s).
(10)Acquisition date represents the date of the investment in the portfolio investment.
(11)Number of shares and/or fair value will be determined based on the occurrence of future events.
*    Value as a percentage of net assets.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$2,238	$2,405	$2,411	3/31/2024
Total Aerospace and Defense - 0.85%*			2,238	2,405	2,411

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	667	664	664	5/31/2024
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	700	694	694	7/31/2024
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	460	454	454	9/30/2024
Total Application Software - 0.64%*			1,827	1,812	1,812

Business Applications Software
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)	9/30/2022	3,000	2,964	2,964	9/30/2024
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)(2)	12/29/2022	1,000	979	979	12/31/2024
			4,000	3,943	3,943
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000	10,064	10,064	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	343	343	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	553	553	9/30/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	283	283	10/31/2023
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	1/21/2022	347	348	348	1/31/2024
			11,510	11,591	11,591
Morty, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 10.00% EOT payment)(2)	12/21/2022	7,000	6,871	6,871	6/30/2026
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	3,221	3,446	3,116	11/30/2023
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,839	1,563	4/30/2024
			4,989	5,285	4,679
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	2,015	1,995	6/30/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	2,000	2,015	1,995	6/30/2024
			4,000	4,030	3,990
Total Business Applications Software - 10.92%*			31,499	31,720	31,074

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.00% floor, 6.00% EOT payment)	9/9/2022	2,000	1,955	1,955	9/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,800	1,800	1,800	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 5.75% EOT payment)	11/18/2021	4,200	4,295	4,295	11/30/2023
			6,000	6,095	6,095
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)(2)	12/30/2021	5,000	4,965	4,965	12/31/2025
Cart.com, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.75% EOT payment)(2)	11/8/2022	1,000	983	983	5/31/2026
			6,000	5,948	5,948
Certamen Ventures Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 7.75% floor, 3.00% EOT payment)	11/30/2021	6,945	6,988	6,988	11/30/2024
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	2/15/2022	1,940	1,945	1,945	8/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	4/25/2022	1,828	1,819	1,819	10/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value		Maturity Date
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	8/1/2022	705	695	695		1/31/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	10/7/2022	2,526	2,474	2,474		4/30/2026
			6,999	6,933	6,933
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	4,872	4,915	4,915		7/31/2024
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	5/4/2022	1,500	1,472	1,472		5/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	1,857		10/28/2023
RenoRun, Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)	12/30/2021	600	591	591		12/31/2025
RenoRun, Inc.(1)(3)	Convertible Note (4.00% interest rate)(2)	12/30/2021	300	300	300		12/30/2023
			900	891	891	0
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	6/15/2022	484	474	473		6/30/2025
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 7.50% EOT payment)(2)	6/15/2022	472	468	479		6/15/2023
			956	942	952
Vecna Robotics, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 9.00% EOT payment)(2)	12/16/2022	4,500	4,145	4,145
Total Business Products and Services - 14.81%*			43,094	42,753	42,151

Business/Productivity Software
Construction Finance Corporation	Revolver (Prime + 6.25% interest rate, 9.50% floor, 3.25% EOT payment)(2)	7/8/2022	28	28	28		1/7/2024
Idelic Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 9.50% EOT payment)(2)	9/14/2022	4,000	3,973	3,973		3/31/2026
Manufactured Networks, Inc.	Revolver (Prime + 7.75% interest rate, 7.75% floor, 2.00% EOT payment)(2)	5/6/2022	250	253	253		11/6/2023
Manufactured Networks, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	10/24/2022	500	495	495		4/30/2026
			750	748	748
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK, 11.75% floor, 7.60% EOT payment)(2)	3/30/2022	1,042	1,039	1,039		3/31/2027
Total Business/Productivity Software - 2.03%*			5,820	5,788	5,788

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor)(2)	8/4/2022	3,000	2,942	2,942		2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor)(2)	8/4/2022	2,500	2,451	2,451		2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor)(2)	8/4/2022	1,000	981	981		2/28/2026
			6,500	6,374	6,374
Iris Automation, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 4.75% EOT payment)(2)	2/11/2022	1,000	993	993		2/28/2025
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	110	107	107		10/31/2026
Total Computer Hardware - 2.63%*			7,610	7,474	7,474

Consumer Finance
Activehours, Inc.	Revolver (Prime + 4.25% interest rate, 8.50% floor)(2)	12/30/2022	10,000	9,891	9,786		12/30/2025
Cherry Technologies Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.50% EOT payment)(2)	5/6/2022	8,500	8,444	8,444		11/30/2024
Cherry Technologies Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.50% EOT payment)(2)	7/14/2022	5,500	5,435	5,435		1/31/2025
			24,000	23,770	23,665
The Aligned Company	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	6,000	6,071	6,071		4/30/2025
Vestwell Holdings Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 8.00% EOT payment)(2)	9/30/2022	7,000	6,931	6,931		3/31/2026
Total Consumer Finance - 12.88%*			37,000	36,772	36,667

Consumer Non-Durables

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,551	2,539	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,005	1,005	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 9.00% EOT payment)(2)	10/31/2022	1,000	990	990	10/31/2025
			2,000	1,995	1,995
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)(2)	5/18/2022	375	374	372	11/30/2024
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	6/9/2022	250	251	250	3/31/2025
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	8/5/2022	375	375	373	5/31/2025
			1,000	1,000	995
Total Consumer Non-Durables - 1.94%*			5,500	5,546	5,529

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	758	758	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	250	246	246	12/31/2024
			1,000	1,004	1,004
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	9,991	9,991	5/31/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)(2)	10/13/2022	2,520	2,496	2,625	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,512	1,497	1,575	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,642	1,626	1,706	4/30/2026
			5,674	5,619	5,906
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	4/14/2022	723	702	693	4/30/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	7/14/2022	268	258	275	7/31/2025
Dance GmbH(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	11/14/2022	69	65	67	11/30/2025
			1,060	1,025	1,035
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	5/16/2022	50	50	50	5/31/2025
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	7/5/2022	100	100	100	7/31/2025
Elektra Mobility Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)(2)	7/27/2022	100	100	100	7/31/2025
			250	250	250
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	6/27/2022	333	331	331	3/31/2025
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	8/12/2022	111	110	110	5/31/2025
Ephemeral Solutions, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	12/9/2022	222	218	218	9/30/2025
			666	659	659
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	665	667	667	9/30/2024
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	4,800	4,697	4,697	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	2,250	2,198	2,198	6/30/2025
			7,715	7,562	7,562
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	1,250	1,231	1,202	7/31/2025
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	10/21/2022	1,250	1,222	1,190	10/31/2025
			2,500	2,453	2,392
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	31	31	31	4/30/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	76	75	75	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	500	497	497	5/31/2025
			607	603	603
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)	8/12/2021	3,626	3,684	3,665	8/31/2025
Good Eggs, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 6.00% EOT payment)(2)	5/25/2022	3,000	2,974	2,957	5/31/2025
			6,626	6,658	6,622
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,709	1,697	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,376	3,352	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	5,139	5,099	2/28/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	5,134	5,094	2/28/2025
			15,000	15,358	15,242
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	10/14/2021	1,252	1,288	1,282	8/9/2023
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	5,000	4,811	4,743	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/17/2022	1,000	985	985	8/31/2026
			7,252	7,084	7,010
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)(2)	12/28/2022	2,000	1,957	1,957	12/31/2025
Mystery Tackle Box, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 9.25% EOT payment)(2)	4/29/2022	1,000	1,000	1,000	1/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	6/6/2022	537	520	513	6/30/2026
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/29/2022	301	290	306	8/31/2026
			838	810	819
Nate, Inc.(7)	Growth Capital Loan (Prime + 1.00% interest rate, 4.25% floor, 0.50% EOT payment)(2)	3/3/2022	2,354	2,309	626	5/31/2023
Nate, Inc.(7)	Growth Capital Loan (Prime + 2.75% interest rate, 6.00% floor, 1.00% EOT payment)(2)	3/3/2022	1,562	1,535	415	5/31/2023
Nate, Inc.(7)	Growth Capital Loan (Prime + 2.75% interest rate, 6.00% floor, 1.00% EOT payment)(2)	4/26/2022	3,124	3,059	831	5/31/2023
Nate, Inc.(7)	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)(2)	4/26/2022	780	767	207	5/31/2023
			7,820	7,670	2,079
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	588	584	584	6/30/2026
NxFoods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	203	203	12/31/2026
			795	787	787
Project 1920, Inc.	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	351	351	3/25/2023
Spinn, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	1,000	1,011	1,004	8/31/2024
Tempo Interactive Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	4/27/2022	5,625	5,636	5,636	4/30/2025
Untitled Labs, Inc.	Growth Capital Loan (11.50% interest rate, 5.00% EOT payment)(2)	6/23/2022	417	411	404	6/30/2026
Untitled Labs, Inc.	Growth Capital Loan (13.00% interest rate, 5.00% EOT payment)(2)	10/20/2022	583	571	566	10/31/2026
			1,000	982	970
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	2/1/2021	3,461	3,489	3,008	1/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	5/27/2021	1,748	1,753	1,491	5/31/2025
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)	1/31/2022	804	796	731	1/31/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
VanMoof Global Holding B.V.(1)(3)	Revolver (Prime + 4.75% interest rate, 4.75% floor, 6.00% EOT payment)(2)	10/31/2022	1,500	1,485	1,475	10/31/2023
			7,513	7,523	6,705
Total Consumer Products and Services - 27.96%*			86,291	85,993	79,584

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	7/21/2021	1,228	1,238	1,111	7/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	10/13/2021	1,141	1,131	1,122	10/31/2024
InFarm - Indoor Urban Farming GMBH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	11/19/2021	1,155	1,189	1,179	11/30/2024
Total Cultivation - 1.20%*			3,524	3,558	3,412

Database Software
SiSense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	12/28/2021	6,500	6,612	6,612	6/30/2024
Total Database Software - 2.32%*			6,500	6,612	6,612

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.25% floor, 6.50% EOT payment)	9/29/2021	12,498	12,422	12,417	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,053	10,053	6/30/2027
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,500	4,630	4,613	12/31/2023
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	3,000	2,965	2,945	12/31/2024
TFG Holding, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)	3/31/2022	1,000	986	980	9/30/2025
			8,500	8,581	8,538
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,616	6,570	11/30/2024
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	1,000	993	983	12/31/2025
			7,500	7,609	7,553
Total E-Commerce - Clothing and Accessories - 13.55%*			38,498	38,665	38,561

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	3,477	3,534	3,500	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	263	267	264	7/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	315	319	316	8/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	10/6/2021	1,458	1,468	1,448	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	947	950	936	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	11/2/2021	2,540	2,550	2,511	10/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	848	848	834	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	324	324	319	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	12/28/2021	57	57	56	12/31/2023
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	1,836	1,830	1,797	1/31/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	700	691	677	4/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	263	260	255	4/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	9/21/2022	1,710	1,664	1,619	9/30/2024
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/1/2022	3,078	2,985	2,900	10/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/22/2022	184	177	172	12/31/2024
			18,000	17,924	17,604
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,591	1,572	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	743	733	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,579	1,558	8/31/2024
			3,856	3,913	3,863
Total E-Commerce - Personal Goods - 7.54%*			21,856	21,837	21,467

Energy
Arcadia Power, Inc.	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)(2)	5/6/2022	5,000	4,997	4,868	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	6/29/2022	5,000	4,913	4,813	12/31/2026
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	5,000	5,035	4,973	12/31/2024
Total Energy - 5.15%*			15,000	14,945	14,654

Entertainment Software
Encore Music Technologies, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 4.50% EOT payment)(2)	4/20/2022	943	937	929	4/30/2025
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/17/2022	3,000	2,992	2,992	5/31/2025
Total Entertainment Software - 1.38%*			3,943	3,929	3,921

Financial Software
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 6.75% floor)(2)	4/6/2022	300	296	296	10/31/2024
Parker Group Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 8.25% EOT payment)(2)	4/6/2022	700	705	705	4/30/2025
			1,000	1,001	1,001
Zolve Innovations Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor)	7/28/2022	1,000	985	985	1/31/2025
Total Financial Software - 0.70%*			2,000	1,986	1,986

Food Products
AllPlants Ltd(1)(3)	Revolver (Prime + 2.50% interest rate, 8.00% floor, 3.00% EOT payment)(2)	5/24/2021	1,291	1,330	1,330	12/31/2022
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	268	271	234	7/31/2025
AllPlants Ltd(1)(3)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 8.00% EOT payment)(2)	9/1/2022	901	907	947	8/31/2026
Total Food Products - 0.82%*			2,460	2,508	2,511

Healthcare Services
Hey Favor, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.25% EOT payment)	8/5/2022	8,000	7,904	7,904	8/31/2024
Levels Health Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.25% floor, 2.00% EOT payment)	10/13/2021	727	729	729	10/31/2024
Total Healthcare Services - 3.03%*			8,727	8,633	8,633

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,238	5,238	12/31/2024
Medly Health Inc.	Growth Capital Loan (Prime + 9.00% interest rate, 16.00% floor, 3.00% EOT payment)(2)(13)	12/14/2022	220	168	168	2/11/2023
Medly Health Inc.	Growth Capital Loan (Prime + 9.00% interest rate, 16.00% floor, 3.00% EOT payment)(2)(13)	12/21/2022	732	732	732	2/11/2023
			952	900	900
Total Healthcare Technology Systems - 2.16%*			5,952	6,138	6,138

Human Capital Services

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Karat Financial Technologies Incorporated	Revolver (Prime + 5.25% interest rate, 8.50% floor, 2.85% EOT payment)(2)	10/7/2021	3,010	3,013	3,013	6/30/2023
Total Human Capital Services - 1.06%*			3,010	3,013	3,013

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	5,000	5,298	5,328	10/31/2024
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	5/27/2020	2,500	2,649	2,664	10/31/2024
Total Infrastructure - 2.81%*			7,500	7,947	7,992

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	478	478	12/31/2025
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	8,133	8,133	2/28/2025
Total Life and Health Insurance - 3.03%*			8,500	8,611	8,611

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (10.75% interest rate, 4.25% EOT payment)	7/1/2021	2,500	2,518	2,487	12/31/2024
Total Medical Software and Information Services - 0.87%*			2,500	2,518	2,487

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	5,000	4,895	4,895	3/31/2027
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	8/12/2021	1,975	2,021	2,007	2/29/2024
Spire Animation Studios, Inc.	Growth Capital Loan (9.25% interest rate, 5.00% EOT payment)	9/30/2021	1,265	1,265	1,256	3/31/2024
			3,240	3,286	3,263
Total Multimedia and Design Software - 2.87%*			8,240	8,181	8,158

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	498	485	9/30/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	3,075	3,021	3,021	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	10/5/2022	1,463	1,432	1,432	10/31/2025
			4,538	4,453	4,453
Total Other Financial Services - 1.73%*			5,038	4,951	4,938

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 9.25% EOT payment)	4/30/2021	2,500	2,626	2,619	4/30/2024
Common Living Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.25% EOT payment)	3/18/2022	4,742	4,879	4,866	4/30/2024
			7,242	7,505	7,485
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,263	2,111	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)	12/28/2021	2,268	2,263	2,111	11/30/2024
Demain ES(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/4/2022	2,051	2,003	2,057	7/31/2025
			6,587	6,529	6,279
Homelight, Inc.	Growth Capital Loan (17.25% interest rate)(2)	12/30/2022	500	491	491	12/31/2026
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)	12/30/2021	4,000	4,066	4,043	6/30/2024
Homeward, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)(2)	12/30/2022	4,000	3,886	3,865	12/31/2024
			8,000	7,952	7,908
McN Investments Ltd.(1)(3)	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	8/9/2022	400	400	400	2/28/2023
McN Investments Ltd.(1)(3)	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	8/24/2022	400	400	400	2/28/2023

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
			800	800	800
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/25/2022	1,000	1,016	1,016	5/31/2024
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	12/27/2022	1,000	989	989	12/31/2024
			2,000	2,005	2,005
Ribbon Home, Inc.(7)	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.00% EOT payment)	6/25/2021	2,139	2,138	1,810	6/30/2024
Ribbon Home, Inc.(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.00% EOT payment)	12/30/2021	1,958	1,922	1,658	12/31/2025
Ribbon Home, Inc.(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 7.75% EOT payment)(2)	8/16/2022	5,875	5,818	4,973	8/31/2026
			9,972	9,878	8,441
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	9/4/2020	2,000	2,106	2,109	3/31/2023
Side, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 6.50% EOT payment)	10/29/2020	500	525	525	4/30/2023
			2,500	2,631	2,634
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	250	245	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	799	781	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	220	215	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	105	103	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	441	431	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	208	204	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	151	147	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,370	1,338	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	759	741	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	170	166	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	115	112	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	298	291	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,100	1,071	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	982	956	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	214	208	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	197	191	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	98	96	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	146	141	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	352	341	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	551	533	12/31/2025
			8,584	8,526	8,311
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/10/2021	2,400	2,387	2,387	12/31/2024
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	7/15/2022	1,600	1,560	1,560	7/31/2025
YDC, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	9/26/2022	1,000	969	969	9/30/2025
			5,000	4,916	4,916
Total Real Estate Services - 17.31%*			51,185	51,233	49,270

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	1,789	1,777	1,772	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,114	1,123	1,117	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,500	1,507	1,500	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,808	1,799	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,800	1,809	1,800	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	900	904	900	12/31/2024
Total Social/Platform Software - 3.12%*			8,903	8,928	8,888

Total Debt Investments - 145.29%*			$424,215	$424,456	$413,558

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$765
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	197
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	66
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	6,747	58	58
Total Aerospace and Defense - 0.38%*				311	1,086

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,163	10	9
Total Application Software - 0.00%*				10	9

Business Applications Software
Blueboard Inc.	Common Stock	3/11/2021	209,302	42	137
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	59
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	118
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	575
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	144
				450	719
Morty, Inc.	Preferred Stock(2)	10/1/2021	88,980	66	66
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,159	102	102
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	74
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	53
Total Business Applications Software - 0.47%*				781	1,328

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	50
Cardless Inc.	Common Stock	11/18/2021	12,903	28	58
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	94
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	5
				125	99
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	47
Certamen Ventures Inc.	Preferred Stock(2)	12/1/2022	90,266	33	33
				75	80
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	134
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	205
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	22
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	15
				374	242
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	5/4/2022	114,041	26	9
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
RenoRun, Inc.(1)(3)	Preferred Stock	12/30/2021	4,242	93	93
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	308
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	25
Total Business Products and Services - 0.44%*				1,380	1,260

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	318
Total Business to Business Marketplace - 0.11%*				156	318

Business/Productivity Software
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	14
Idelic Inc.	Preferred Stock(2)	12/10/2021	30,551	46	46
Manufactured Networks, Inc.(12)	Preferred Stock(2)	5/6/2022	—	—	—
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	19
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	6,941	7	6

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Business/Productivity Software - 0.03%*				70	85

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	27
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	62,874	77	148
Iris Automation, Inc.	Preferred Stock(2)	2/11/2022	43,365	24	24
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	21,909	28	28
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	13,940	92	58
Total Computer Hardware - 0.10%*				300	285

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	267
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	33
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	80
				225	380
Cherry Technologies Inc.	Preferred Stock(2)	11/23/2021	77,891	195	406
The Aligned Company	Preferred Stock	10/21/2021	17,564	50	772
The Aligned Company	Preferred Stock	10/21/2021	569	8	8
				58	780
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	772
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.83%*				576	2,368

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	8
Athletic Greens International, Inc.	Preferred Stock(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	12
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	16
				30	28
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Underground Enterprises, Inc.(12)	Preferred Stock(2)	5/18/2022	—	—	—
Total Consumer Non-Durables - 0.02%*				64	49

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	10,307	8	8
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	395
Clutter Inc.	Preferred Stock(2)	9/30/2020	19,649	113	113
Dance Gmbh(1)(3)	Preferred Stock(2)	3/31/2022	35	37	36
Elektra Mobility Inc.(12)	Preferred Stock(2)	5/6/2022	—	—	—
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	12
Ever/Body, Inc.	Preferred Stock	9/7/2021	281,262	138	202
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	24
Flink SE(1)(3)	Common Stock(2)	4/13/2022	18	23	24
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	12
Good Eggs, Inc.	Preferred Stock	8/12/2021	577,717	142	14
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	144
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	35
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	25
				130	204
Immersive Group Gaming LTD(1)	Preferred Stock(2)	7/12/2021	451,039	115	86

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
JOKR S.a.r.l.(1)(3)	Preferred Stock	10/14/2021	20,944	536	485
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	8/10/2022	746	3	8
				539	493
Lower Holding Company	Preferred Stock(2)	12/28/2022	36,608	47	47
Mystery Tackle Box, Inc.	Preferred Stock(2)	4/29/2022	12,799	14	4
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	5
Nate, Inc.	Preferred Stock(2)	12/31/2021	53,012	230	—
NxFoods GmbH(1)(3)(12)	Preferred Stock(2)	6/1/2022	—	—	—
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	5
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	2
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	10
Tempo Interactive Inc.	Preferred Stock	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Untitled Labs, Inc.	Common Stock(2)	6/23/2022	22,727	15	23
VanMoof Global Holding B.V.(1)(3)	Preferred Stock	2/1/2021	281,875	58	72
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	10/31/2022	33,112	4	4
				62	76
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	64
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	73
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares(2)	10/7/2022	192	9	8
Total Consumer Products and Services - 0.68%*				1,990	1,935

Cultivation
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock(2)	5/27/2020	1,278	1,221	466
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	7/16/2021	62	133	16
InFarm - Indoor Urban Farming GMBH(1)(3)	Preferred Stock	10/12/2021	52	107	12
Total Cultivation - 0.17%*				1,461	494

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	233
Total Database Software - 0.09%*				116	254

E-Commerce - Clothing and Accessories
Dia Styling Co.(12)	Preferred Stock(2)	6/30/2022	—	—	—
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	117
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	257
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	63
TFG Holding, Inc.	Common Stock	3/31/2022	9,360	26	8
				275	71
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	205
Total E-Commerce - Clothing and Accessories - 0.23%*				907	650

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock	7/6/2021	2,960	146	50
Forum Brands, LLC	Preferred Stock	12/23/2021	2,714	188	46
				334	96
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	792
Total E-Commerce - Personal Goods - 0.31%*				923	888

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	270
Arcadia Power, Inc.	Preferred Stock(2)	6/29/2022	19,795	117	117
				194	387

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	593
Total Energy - 0.34%*				231	980

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	15
FRVR Limited(1)(3)(12)	Preferred Stock(2)	5/17/2022	—	—	—
Total Entertainment Software - 0.01%*				15	15

Financial Software
Parker Group Inc.	Common Stock(2)	4/6/2022	2,667	9	9
Wisetack, Inc.(1)	Common Stock(2)	12/21/2022	11,543	42	42
Zolve Innovations Inc.	Preferred Stock	7/28/2022	3,172	9	9
Total Financial Software - 0.02%*				60	60

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	4,635	77	37
Total Food Products - 0.01%*				77	37

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	5
Total General Media and Content - 0.00%*				5	5

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Hey Favor, Inc.	Common Stock	12/31/2021	121,954	122	34
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	216
Pet Folk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	12
Wispr AI, Inc.(12)	Preferred Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 0.09%*				173	263

Healthcare Technology Systems
Calibrate Health, Inc.	Preferred Stock(2)	12/31/2020	90,178	219	218
Calibrate Health, Inc.	Preferred Stock(2)	10/19/2021	28,012	35	35
				254	253
Capsule Corporation	Common Stock	5/27/2020	45,008	119	292
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	14
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.34%*				641	974

Home Furnishings
Petra Living, Inc.	Preferred Stock(2)	6/9/2021	76,783	48	75
Petra Living, Inc.	Preferred Stock(2)	8/24/2021	38,391	24	38
Petra Living, Inc.	Preferred Stock(2)	10/19/2021	38,391	17	38
Total Home Furnishings - 0.05%*				89	151

Household Products
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	—
Total Household Products - 0.00%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	109,704	64	499
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.30%*				262	866

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.05%*				154	135

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	59
Total Infrastructure - 0.02%*				90	59

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	105,338	22	21
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	81
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	4
Total Life and Health Insurance - 0.04%*				113	106

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	48
Total Medical Software and Information Services - 0.02%*				48	48

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	83
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	81
Spire Animation Studios, Inc.(12)	Preferred Stock	9/30/2021	27,559	105	—
				185	81
Total Multimedia and Design Software - 0.06%*				262	164

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Total Network Management Software - 0.06%*				180	180

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	1,691	6	8
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	160
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	36
Total Other Financial Services - 0.07%*				239	204

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Common Living Inc.	Preferred Stock	5/27/2020	729,380	185	160
Common Living Inc.	Preferred Stock	4/30/2021	107,718	28	23
Common Living Inc.	Preferred Stock	3/18/2022	426,440	90	90
				303	273
Demain ES(1)(3)	Preferred Stock	12/30/2021	3,191	153	46
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Homelight, Inc.	Preferred Stock(2)	7/27/2022	2,446	8	8
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	42
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Mynd Management, Inc.	Preferred Stock(2)	5/27/2020	43,472	83	127
Mynd Management, Inc.	Preferred Stock(2)	5/25/2022	1,544	1	1
				84	128
Ribbon Home, Inc.	Common Stock	3/5/2021	24,280	226	—
Ribbon Home, Inc.	Common Stock	12/30/2021	12,272	114	—
				340	—
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	91,830	126	224
YDC, Inc.	Preferred Stock	12/10/2021	25,509	116	133
Total Real Estate Services - 0.91%*				1,826	2,582

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	42,936	30	28

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Sylva, Inc.	Preferred Stock	12/21/2021	42,940	30	28
				60	56
Total Social/Platform Software - 0.03%*				103	81

Software Development Applications
Appex Group, Inc.(12)	Preferred Stock(2)	11/15/2021	14,621	—	—
Appex Group, Inc.(12)	Preferred Stock(2)	4/14/2022	—	—	—
				—	—
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	223
Total Software Development Applications - 0.08%*				65	223

Total Warrant Investments - 6.48%*				$13,911	$18,445

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$92
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	143
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	272
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	396
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	100
Total Business Applications Software - 0.35%*				1,101	1,003

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	140
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	2/15/2022	48	570	536
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.36%*				1,125	1,025

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	324
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	234
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	500
Total Business to Business Marketplace - 0.37%*				950	1,058

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	132
Total Consumer Finance - 0.05%*				100	132

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	350
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	54
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	210
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	146
				331	356
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,593	375	368
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,107	75	73
				450	441
Loyalty Ventures, Inc.	Common Stock(2)(11)	11/5/2021	2,713	115	7
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	56,023	168	126
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.62%*				1,816	1,756

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	45
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	82
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	98
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	73
				106	253
Total E-Commerce - Personal Goods - 0.10%*				196	298

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.10%*				264	294

Energy

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	270
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	699	700
Total Energy - 0.34%*				866	970

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	150
Total Financial Services - 0.05%*				150	150

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	333
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	200
Total Healthcare Services - 0.25%*				720	720

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	13
Total Healthcare Technology Systems - —%*				13	13

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.05%*				150	150

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	98
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	76
Total Infrastructure - 0.06%*				161	174

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	80
Total Life and Health Insurance - 0.03%*				80	80

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	58
Total Multimedia and Design Software - 0.02%*				58	58

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	8
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	928
Total Other Financial Services - 0.33%*				698	936

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
Ribbon Home, Inc.	Preferred Stock(2)	6/29/2021	31,149	500	—
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	110
Total Real Estate Services - 0.05%*				649	153

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	303
Total Software Development Applications - 0.11%*				250	303

Total Equity Investments - 3.29%*				$9,447	$9,373

Total Investments in Portfolio Companies - 155.07%*(4)				$447,814	$441,376

Total Investments - 155.07%*(5)				$447,814	$441,376

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
•For each debt investment tied to the Prime rate (“Prime”) as of December 31, 2023 and December 31, 2022, Prime was 8.50% and 7.50%, respectively. As of December 31, 2023, approximately 79.7%, or $304.5 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2022, approximately 79.3%, or $336.3 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.
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
Investment Classification
The accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliate Investments” that are not otherwise “Control Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023 and December 31, 2022, the Company had no “Control Investments” or “Affiliate Investments.”
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. The Company places its cash with financial institutions and at times, cash held in such accounts may exceed the Federal Deposit Insurance Corporation insured limit. Money market funds held as cash equivalents are valued at their most recently traded net asset value and are consider Level 1 under the ASC 820 fair value hierarchy. The Company may invest a portion of its cash in money market funds, within the limitations of the 1940 Act.
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
Income Recognition
Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrant investments obtained in conjunction with the Company’s debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Original issue discount may also include a cash success fee due upon the earlier of the maturity date of the loans or in the event of a certain milestone reached by the portfolio company. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, unamortized loan origination fees and unamortized market discounts are recorded as interest income. EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. Interest is accrued during the life of the loan on the EOT payment using the effective interest method and represents non-cash income. The EOT payment generally ceases accruing to the extent the borrower is unable to pay the remaining principal and interest due.
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
Non-accrual Loans
A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are probable to remain current. As of December 31, 2023, the Company had investments in eleven portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $19.9 million and $15.1 million, respectively. As of December 31, 2022, the Company had investments in three portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $20.0 million and $12.4 million, respectively.
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrued by the Adviser are included in the Company’s consolidated financial statements and summarized in the following table:

	For the Year Ended December 31,
Base Management and Incentive Fees (in thousands)	2023	2022	2021
Base management fee	5,560	4,862	2,348
Income incentive fee	—	6,066	2,322
Capital gains incentive fee	$—	(1,433)	1,433
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
For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $2.0 million, $1.8 million and $1.4 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of December 31, 2023 and December 31, 2022. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	December 31, 2023
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$375,025	$375,025
Warrant investments	—	—	16,915	16,915
Equity investments	—	—	8,255	8,255
Total portfolio company investments	$—	$—	$400,195	$400,195
Derivative instruments(1)	—	(430)	—	(430)
Total investments, including derivative instruments	$—	$(430)	$400,195	$399,765
___________
(1)Derivative instruments are carried at fair value and a level 2 security within the Company’s fair value hierarchy.

Investment Type (in thousands)	December 31, 2022
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$413,558	$413,558
Warrant investments	—	—	18,445	18,445
Equity investments	7	—	9,366	9,373
Total portfolio company investments	$7	$—	$441,369	$441,376

The following tables show information about Level 3 portfolio company investments measured at fair value for the years ended December 31, 2023 and December 31, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2023
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2022	$413,558	$18,445	$9,366	$441,369
Funding and purchases of investments, at cost	101,897	2,666	779	105,342
Principal payments and sale proceeds received from investments	(107,096)	—	—	(107,096)
Amortization and accretion of premiums and discounts, net and end-of term payments	4,717	—	—	4,717
Net realized losses on investments	(41,765)	(3,157)	(668)	(45,590)
Net change in unrealized gains/(losses) included in earnings	2,353	(1,039)	(1,222)	92
Payment-in-kind coupon	1,361	—	—	1,361
Transfers between investments	—	—	—	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of December 31, 2023	$375,025	$16,915	$8,255	$400,195

Net change in unrealized losses on Level 3 investments held as of December 31, 2023	$(6,017)	$(2,764)	$(1,764)	$(10,545)
___________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the year ended December 31, 2023.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2021	$319,493	$18,360	$6,049	$343,902
Funding and purchases of investments, at cost	250,539	2,846	4,248	257,633
Principal payments and sale proceeds received from investments	(130,614)	(85)	(231)	(130,930)
Amortization and accretion of premiums and discounts, net and end-of term payments	8,551	—	—	8,551
Net realized losses on investments	(25,617)	(692)	(144)	(26,453)
Net change in unrealized losses included in earnings	(10,127)	(1,984)	(638)	(12,749)
Payment-in-kind coupon	1,408	—	7	1,415
Transfers between investments	(75)	—	75	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of December 31, 2022	$413,558	$18,445	$9,366	$441,369

Net change in unrealized losses on Level 3 investments held as of December 31, 2022	$(10,654)	$(1,728)	$(622)	$(13,004)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the year ended December 31, 2022.

Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
For the year ended December 31, 2023, the Company recognized net realized losses of $43.5 million, primarily due to the write-off of investments in certain portfolio companies and foreign currency adjustments.
For the year ended December 31, 2022, the Company recognized net realized losses of $27.9 million, primarily due to the write-off of investments in two portfolio companies and foreign currency adjustments on the exit of one debt investment..
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the year ended December 31, 2023 was $0.2 million, resulting primarily from mark-to-market adjustments and foreign currency adjustments, net of reversals of previously recognized unrealized losses on investments exited during the year.
Net change in unrealized losses during the year ended December 31, 2022 was $12.8 million, resulting primarily from mark-to-market adjustments and foreign currency adjustments.

The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of December 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$366,489	Discounted Cash Flows	Discount Rate	11.71% - 44.09%	19.76%
	8,536	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	30.00% - 100.00%	72.26%
Warrant investments	16,915	Black Scholes Option Pricing Model	Revenue Multiples	0.18x - 56.90x	6.91x
			Volatility	45.00% - 90.00%	65.07%
			Term	0.50 - 5.50 Years	3.47 years
			Risk Free Rate	0.17% - 5.03%	2.93%
Equity investments	8,255	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	59.60%
			Term	1.75 - 4.00 Years	3.28 years
			Risk Free Rate	0.46% - 4.86%	3.04%
			Revenue Multiples	1.09x - 14.00x	4.94x
Total portfolio company investments	$400,195

Level 3 Investments (dollars in thousands)	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$401,180	Discounted Cash Flows	Discount Rate	7.99% - 40.90%	18.37%
	12,378	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	15.00% - 60.00%	41.41%
Warrant investments	18,445	Black Scholes Option Pricing Model	Revenue Multiples	0.25x - 56.90x	8.05x
			Volatility	45.00% - 90.00%	63.69%
			Term	0.50 - 5.50 Years	3.55 years
			Risk Free Rate	0.17% - 4.41%	2.28%
Equity investments	9,366	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	60.42%
			Term	2.50 - 4.00 Years	3.33 years
			Risk Free Rate	0.46% - 4.39%	2.76%
			Revenue Multiples	1.25x - 9.78x	3.75x
Total portfolio company investments	$441,369
    Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The notional amounts as December 31, 2023, as shown in the Consolidated Schedule of Investments, are representative of the average volume throughout the year ended December 31, 2023. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of December 31, 2023 and December 31, 2022:

		Fair Value as of
Derivative Instrument	Statement Location	December 31, 2023	December 31, 2022
Foreign currency forward contracts	Other accrued expenses and liabilities	$(430)	$—
Total		$(430)	$—
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the years ended December 31, 2023, 2022 and 2021 are in the following locations in the Consolidated Statements of Operations:

		For the Year Ended December 31,
Derivative Instrument	Statement Location	2023	2022	2021
Foreign currency forward contracts	Net realized losses on investments	$226	$—	$—
Foreign currency forward contracts	Net change in unrealized gains (losses) on investments	$(430)	$—	$—
Total		$(204)	$—	$—
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2023:

	As of December 31, 2023
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$(430)	$—	$—	$—	$(430)
Total	$(430)	$—	$—	$—	$(430)
_______________
(1)In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)Net amount of derivative assets represents the net amount due from the counterparty to the Company.
(3)Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of December 31, 2023 and December 31, 2022:

Liability (in thousands)	December 31, 2023			December 31, 2022
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	87,500	$162,500	$250,000	$109,000	$141,000
2027 Notes	75,000	75,000	—	75,000	75,000	—
Total	$325,000	$162,500	$162,500	$325,000	$184,000	$141,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

	For the Year Ended December 31,
Interest Expense and Amortization of Fees (in thousands)	2023	2022	2021
Revolving Credit Facility
Interest cost	$9,759	$5,369	$3,125
Unused fee	264	1,071	2,564
Amortization of costs and other fees	918	840	673
Revolving Credit Facility Total	$10,941	$7,280	$6,362

2027 Notes
Interest cost	$4,395	$3,223	$—
Amortization of costs and other fees	173	119	—
2027 Notes Total	$4,568	$3,342	$—

Total interest expense and amortization of fees	$15,509	$10,622	$6,362
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. As of December 31, 2023, commitments available total $250.0 million from four lenders—DBNY, MUFG, KeyBank National Association (“KeyBank”) and TIAA, FSB—subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
The revolving period under the Credit Facility is scheduled to expire on July 15, 2025, subject to an extension with the consent of the lenders and early termination if an event of default occurs or other adverse events, specified in the Receivables Financing Agreement, occur. The scheduled maturity date for the Credit Facility is January 15, 2027, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50%, and are subject to certain minimum principal utilization amounts during the revolving period. As of December 31, 2023, the applicable margin is equal to 3.25% during the revolving period and increases to 4.25% during the amortization period.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act. As of December 31, 2023 and December 31, 2022, the Company was in compliance with the covenants under the Credit Facility.
As of December 31, 2023 and December 31, 2022, the Company had outstanding borrowings under the Credit Facility of $87.5 million and $109.0 million, respectively, excluding deferred credit facility costs of $3.0 million and $1.8 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the year ended December 31, 2023, the Company had average outstanding borrowings under the Credit Facility of $103.8 million at a weighted average interest rate of 8.34%. During the year ended December 31, 2022, the Company had average outstanding borrowings under the Credit Facility of $87.6 million at a weighted average interest rate of 5.2%. During the year ended December 31, 2021, the Company had average outstanding borrowings under the Credit Facility of $68.1 million at a weighted average interest rate of 3.8%. As of December 31, 2023 and December 31, 2022, $255.0 million and $259.9 million of the Company’s assets were pledged for borrowings under the Credit Facility, respectively.
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
As of December 31, 2023 and December 31, 2022, the Company was in compliance with the covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.6 million of deferred issuance cost as of December 31, 2023, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of December 31, 2023, the fair value of the 2027 Notes is $71.3 million and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of December 31, 2023 and December 31, 2022:

Liability (in thousands)	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$87,500	$87,500	$—	$—	$109,000	$109,000
2027 Notes	—	—	71,333	71,333	—	—	69,310	69,310
Total	$—	$—	$158,833	$158,833	$—	$—	$178,310	$178,310
Note 7. Commitments and Contingencies
Commitments
As of December 31, 2023, the Company’s unfunded commitments totaled $72.2 million to 25 portfolio companies, of which $6.3 million was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them. As of December 31, 2022, the Company’s unfunded commitments totaled $137.1 million to 54 portfolio companies, of which $44.0 million was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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

The following tables show the Company’s unfunded commitments by portfolio company as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Activehours, Inc.	$10,000	$—	$5,000	$29
Perry Health, Inc.	8,000	97	—	—
Karat Financial Technologies, Inc.	6,719	84	6,990	76
Ever/Body Inc.	6,200	102	6,200	102
Luxury Presence, Inc.	6,000	65	—	—

	December 31, 2023		December 31, 2022
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Prose Beauty, Inc.	6,000	215	—	—
Machinify, Inc.	5,000	58	—	—
Placemakr, Inc.	5,000	168	—	—
JOKR	3,748	238	3,748	238
Parsable, Inc.	2,667	37	—	—
Firemaps, Inc.	2,000	43	—	—
FireHydrant, Inc.	1,200	29	—	—
Idelic, Inc.	1,200	7	—	—
Overtime Sports, Inc.	1,143	8	1,143	8
McN Investments Ltd.	1,000	5	200	5
Pair Eyewear, Inc.	1,000	10	1,000	10
Substack, Inc.	1,000	13	1,000	13
Tempus Ex Machina, Inc.	1,000	—	—	—
Virtual Facility, Inc.	1,000	—	—	—
Highbeam, Inc.	813	10	—	—
Construction Finance Corporation	575	10	972	29
Worldwide Freight Logistics Ltd.	345	10	242	10
OnSiteIQ, Inc.	334	5	—	—
Forum Brands, LLC	147	5	—	—
Allplants LTD	102	4	97	3
Encore Music Technologies, Inc.	—	1	—	—
Levels Health Inc.	—	—	14,273	106
Canvas Construction, Inc.	—	—	8,000	—
Cardless, Inc.	—	—	8,000	—
Workstep Inc.	—	—	8,000	22
The Aligned Company	—	—	7,000	43
Eightfold AI Inc.	—	—	5,000	—
Wisetack, Inc.	—	—	5,000	67
Homeward, Inc.	—	—	4,000	—
Merama Inc.	—	—	3,644	511
Flashparking, Inc.	—	—	3,490	102
RenoRun, Inc.	—	—	3,400	130
Loft Orbital Solutions Inc.	—	—	3,000	73
Lower Holding Company	—	—	3,000	66
Vestwell Holdings, Inc.	—	—	3,000	10
Quantum Circuits, Inc.	—	—	2,890	55
Elodie Games, Inc.	—	—	2,500	—
Trueskin GmbH	—	—	2,140	18
Petfolk Inc.	—	—	2,000	38
Ribbon Home, Inc.	—	—	2,000	—
Jerry Services, Inc.	—	—	1,500	7
True Footage, Inc.	—	—	1,417	39
Medly Health Inc.	—	—	1,391	—
Manufactured Networks, Inc.	—	—	1,250	15
Dance GmbH	—	—	1,070	20
Athletic Greens (USA), Inc.	—	—	1,000	9
Baby Generation, Inc.	—	—	1,000	13
Belong Home, Inc.	—	—	1,000	16
Dia Styling Co.	—	—	1,000	—
Found Health, Inc.	—	—	1,000	6
Mystery Tackle Box, Inc.	—	—	1,000	—
Parker Group, Inc.	—	—	1,000	—
Strata Identity, Inc.	—	—	1,000	12
Tripscout, Inc.	—	—	1,000	12
Wispr AI, Inc.	—	—	1,000	4

	December 31, 2023		December 31, 2022
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Angle Health, Inc.	—	—	500	15
Homelight, Inc.	—	—	500	9
Metropolis Technologies, Inc.	—	—	500	—
Quick Commerce, Ltd.	—	—	500	10
Relay Commerce, Inc.	—	—	463	13
Foodology, Inc.	—	—	372	10
Ephemeral Solutions, Inc.	—	—	333	7
Planet A Foods GmbH	—	—	204	4
Flo Health UK Limited	—	—	173	3
Certamen Ventures, Inc.	—	—	—	33
Leolabs, Inc.	—	—	—	141
	$72,193	$1,224	$137,102	$2,162
_______________
(1)Does not include $5.0 million backlog of potential future commitments as of December 31, 2022. As of December 31, 2023, the Company did not have any backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
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
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
Commitments Activity (in thousands)	2023	2022	2021
Unfunded commitments at beginning of period(1)	$142,102	$332,993	$88,956
New commitments(1)	126,743	143,937	553,785
Fundings	(93,385)	(251,844)	(269,754)
Expirations / Terminations	(103,414)	(83,248)	(40,000)
Foreign currency adjustments	147	264	6
Unfunded commitments and backlog of potential future commitments at end of period	$72,193	$142,102	$332,993
Backlog of potential future commitments	—	(5,000)	(1,250)
Unfunded commitments at end of period	$72,193	$137,102	$331,743
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of December 31, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	December 31, 2023	December 31, 2022
Dependent on milestones	$6,300	$43,987
Expiring during:
2023	$—	$124,487
2024	64,331	11,472
2025	7,862	1,143
Unfunded commitments	$72,193	$137,102
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of December 31, 2023, there was no backlog of future commitments. As of December 31, 2022, this backlog of potential future commitments totaled $5.0 million.
Note 8. Financial Highlights
The following table shows the financial highlights for the years ended December 31, 2023, 2022 and 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020:

	For the Year Ended December 31,
Financial Highlights (in thousands, except share and per share data)	2023	2022	2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Per Share Data(1)
Net asset value at beginning of period	$14.00	$15.67	$15.08	$15.00
Changes in net asset value due to:
Net investment income	2.24	2.12	1.29	0.56
Net realized gains/(losses) on investments	(2.13)	(1.57)	0.07	0.20
Net change in unrealized gains/(losses) on investments	0.03	(0.59)	0.54	0.21
Preferred stock distributions from distributable earnings	—	—	(0.01)	(0.01)
Common stock distributions from distributable earnings	(1.90)	(1.63)	(1.30)	(0.59)
Organizational costs	—	—	—	(0.01)
Offering costs	—	—	—	(0.28)
Net asset value at end of period	$12.24	$14.00	$15.67	$15.08

Net investment income per common share	$2.24	$2.12	$1.29	$0.56
Net increase (decrease) in net assets resulting from operations per common share	$0.11	$(0.16)	$1.92	$0.97
Weighted average shares of common stock outstanding for period	20,473,778	17,837,694	8,756,340	7,001,667
Shares of common stock outstanding at end of period	23,689,363	20,297,200	13,991,836	7,001,667

Ratios / Supplemental Data(2)
Net asset value at end of period	$290,542	$284,635	$219,762	$106,141
Average net asset value	$282,454	$283,572	$136,991	$105,382
Total return based on net asset value per share(3)	1.0%	(0.3)%	12.5%	4.5%
Net investment income to average net asset value(4)(5)	16.3%	13.4%	8.3%	6.4%
Net increase (decrease) in net assets to average net asset value(4)(5)	0.8%	(1.0)%	12.3%	10.8%
Ratio of expenses to average net asset value(4)(5)	9.4%	8.4%	11.0%	8.4%
Operating expenses excluding incentive fees to average net asset value(4)(5)	9.4%	6.7%	8.3%	8.4%
Income incentive fees to average net asset value(4)(5)	—%	2.1%	1.7%	—%
Capital gains incentive fees to average net asset value(4)(5)	—%	(0.5)%	1.0%	—%
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
(5)For the period from May 27, 2020 (commencement of operations) to December 31, 2020, excluding management and incentive fee waivers, the ratios of net investment income, net increase in net assets, ratio of expenses, operating expenses excluding incentive fees, income incentive fees and capital gains incentive fees to average net asset value were 5.7%, 10.2%, 9.0%, 9.0%, —%, and 0.4%, respectively.
The following table shows the weighted average portfolio yield on debt investments for the years ended December 31, 2023, 2022, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020:

	For the Year Ended December 31,
Ratios (Percentages, on an annualized basis)(1)	2023	2022	2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Weighted average portfolio yield on debt investments(2)	15.4%	16.0%	15.2%	15.9%
Coupon income	11.6%	10.9%	10.4%	10.2%
Accretion of discount	1.1%	1.2%	1.1%	0.4%
Accretion of end-of-term payments	1.7%	2.0%	2.6%	3.0%
Impact of prepayments during the period	1.0%	1.9%	1.1%	2.3%
_____________
(1)Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period. The calculation of weighted average portfolio yields on debt investments excludes any non-income producing debt investments, but includes debt investments on non-accrual status. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities.
(2)The weighted average portfolio yields on debt investments reflected above do not represent actual investment returns to the Company's shareholders.
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
Basic and Diluted Information (in thousands, except share and per share data)	2023	2022	2021
Net investment income	$45,974	$37,874	$11,332
Net increase (decrease) in net assets resulting from operations	$2,234	$(2,830)	$16,856
Weighted average shares of common stock outstanding	20,473,778	17,837,694	8,756,340
Net investment income per share of common stock	$2.24	$2.12	$1.29
Net increase (decrease) in net assets resulting from operations per share of common stock	$0.11	$(0.16)	$1.92
Note 10.    Equity
For the year ended December 31, 2023, the Company issued 3,392,163 shares of common stock at a weighted average price of $12.47 per share through its private placement offerings, resulting in gross proceeds to the Company of $42.3 million. The Company had 23,689,363 shares of common stock outstanding as of December 31, 2023. As of December 31, 2023, the Company had received capital commitments totaling $386.8 million, of which $354.7 million had been funded, with the Company’s stockholders released from funding obligations for any remaining undrawn capital commitments effective upon the expiration of the Company’s investment period in December 2023, subject to limited exceptions set forth in the stockholders’ Subscription Agreements with the Company.
For the year ended December 31, 2022, the Company issued 6,305,364 shares of common stock at a weighted average price of $15.41 per share through its private placement offerings resulting in gross proceeds to the Company of $97.5 million. The Company had 20,297,200 shares of common stock outstanding as of December 31, 2022.
For the year ended December 31, 2021, the Company issued 6,990,169 shares of common stock at a weighted average price of $15.69 per share through its private placement offerings resulting in gross proceeds to the Company of $109.9 million. The Company had 13,991,836 shares of common stock outstanding as of December 31, 2021.
On May 27, 2020, the Company sold 525 shares of the Company’s Series A preferred stock at a price of $1,000.00 per share, resulting in gross proceeds to the Company of $525,000. The Company’s Series A preferred stock is senior to all other classes and series of common stock and will rank on parity with any other class or series of preferred stock, whether such class or series is created in the future. The Company’s Series A preferred stock is subject to redemption at any time by notice of such redemption on a date selected by the Company. Shares of preferred stock are entitled to a liquidation preference of $1,000.00 per share (the “Liquidation Value”), plus any accrued but unpaid dividends and any applicable redemption premium. Dividends on each share of Series A preferred stock are payable semiannually on June 30 and December 31 of each year and accrue at a rate of 12.0% per annum on the Liquidation Value thereof plus all accumulated and unpaid dividends thereon. Holders of the shares of Series A preferred stock will not participate in any appreciation in the value of the Company. The Company had 525 shares of preferred stock outstanding as of each of December 31, 2023, December 31, 2022 and December 31, 2021.
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
For the tax years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company was subject to a 4% U.S. federal excise tax, and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with U.S. income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $0.6 million, $0.3 million and $32,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to December 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
		Total cash distributions	$5.42
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the years ended December 31, 2023, December 31, 2022 or December 31, 2021. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Income Taxes
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
It is the Company’s intention to distribute 100% of its annual taxable income to its shareholders and thus, no provision for income tax has been recorded in the Company’s consolidated statement of operations for the years ended December 31, 2023, December 31, 2022 or December 31, 2021.
In addition, for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to non-deductible excise taxes and organizational costs that were reclassified between the following components of net assets:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Paid-in capital in excess of par value	$(600)	$(240)	$(10)
Undistributed net investment income	$600	$240	$10
For income tax purposes, distributions paid to common shareholders are reported as ordinary income, return of capital, long term capital gains, or a combination thereof. During the year ended December 31, 2023, the Company distributed $38.6 million through four regular quarterly distributions and one special dividend to common shareholders. During the year ended December 31, 2022, the Company distributed $29.7 million through four regular quarterly distributions and one special dividend to common shareholders. During the year ended December 31, 2021, the Company distributed $13.1 million through four regular quarterly distributions and one special dividend to common shareholders. The tax character of distributions paid for the year ended December 31, 2023 was $38.6 million from ordinary income. The tax character of distributions paid for the year ended December 31, 2022 was $29.3 million from ordinary income, $0.3 million from long term capital gains and $0.1 million from short term capital gains. The tax character of distributions paid for the year ended December 31, 2021 was $13.1 million from ordinary income. The Company expects to distribute $15.4 million of undistributed taxable income in 2024 to meet its intention of distributing all of its taxable income earned in the calendar year 2023. The tax cost of investments were $407.6 million and $447.8 million as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 the Company had $70.1 million of capital loss carryforwards available to offset future realized capital gains.
As of December 31, 2023 and December 31, 2022, the components of distributable earnings on a tax basis are as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Undistributed ordinary income	$15,420	$6,921	$1,217
Undistributed capital gain/(loss) carryforward	(70,069)	(26,451)	273
Unrealized gains (losses)	(7,083)	(6,408)	4,929
Total	$(61,732)	$(25,938)	$6,419
As of December 31, 2023 and December 31, 2022, the Company had $0.6 million and $0.3 million of accrued but unpaid U.S. federal excise tax, respectively.
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
Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2020 to 2022 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The Company may remain subject to examination by the state taxing authorities for an additional year depending on the jurisdiction.
Note 13. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2023.

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
Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of the Registered Public Accounting Firm
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2023 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2024 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
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
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2024 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2024 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2024 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2024 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
(b)The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Purchase and Sale Agreement, dated as of May 27, 2020, by and among TriplePoint Global Venture Credit, LLC, TriplePoint Capital LLC and TriplePoint Financial LLC(1)

3.1	Articles of Incorporation(2)

3.2	Articles Supplementary(3)

3.3	Bylaws(4)

4.1	Description of Securities(5)

10.1	Investment Advisory Agreement, dated as of May 27, 2020, between TriplePoint Private Venture Credit Inc. and TriplePoint Advisers LLC(6)

10.2	Administration Agreement, dated as of May 27, 2020, between TriplePoint Private Venture Credit Inc. and TriplePoint Administrator LLC(7)

10.3	License Agreement, dated as of May 27, 2020, between TriplePoint Capital LLC and TriplePoint Private Venture Credit Inc.(8)

10.4	Form of Common Stock Subscription Agreement(9)

10.5	Form of Indemnification Agreement for Directors and Officers(10)

10.6
Form of Receivables Financing Agreement, dated as of July 15, 2020, by and among TPVC Funding Company LLC, TriplePoint Private Venture Credit Inc., individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, Deutsche Bank AG, New York Branch and MUFG Union Bank, N.A., as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, U.S. Bank National Association, as custodian, and Vervent Inc., as backup collateral manager(11)

10.7	Form of Receivables Sale and Contribution Agreement, dated as of July 15, 2020, between TriplePoint Private Venture Credit Inc., as seller, and TPVC Funding Company LLC, as purchaser(12)

10.8	Form of Pledge Agreement, dated as of July 15, 2020, by TriplePoint Private Venture Credit Inc. and TPVC Funding Company LLC in favor of Deutsche Bank AG, New York Branch, as facility agent(13)

10.9	Form of Omnibus Amendment to the Transaction Documents, dated as of June 7, 2022(14)

10.10	Master Note Purchase Agreement, dated as of April 6, 2022, by and among the TriplePoint Private Venture Credit Inc. and the Purchasers party thereto(15)

10.11	Form of Custody Agreement, dated as of January 30, 2023, between TriplePoint Private Venture Credit Inc. and KeyBank National Association(16)

10.12	Confirmation Agreement, dated as of March 22, 2023, to the Master Note Purchase Agreement dated April 6, 2022(17)

10.13	Third Amendment to Receivables Financing Agreement, dated as of May 31, 2023(18)

21.1	List of Subsidiaries(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(**)

99.1	Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Stockholder(s)(19)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(6)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(7)Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(8)Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(9)Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(10)Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10-12G (File No. 000-56116) filed on June 9, 2020.
(11)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.
(12)Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.
(13)Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.
(14)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on June 10, 2022.
(15)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on April 6, 2022.
(16)Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 814-01327) filed on March 8, 2023.
(17)Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01327) filed on May 4, 2023
(18)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on June 2, 2023
(19)Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-01327) filed on March 8, 2022.
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

TriplePoint Private Venture Credit Inc.
Date: March 13, 2024	By:	/s/ JAMES P. LABE
James P. Labe
Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	James P. Labe		March 13, 2024

By:	/s/ CHRISTOPHER M. MATHIEU	Chief Financial Officer (Principal Financial and Accounting Officer)
	Christopher M. Mathieu		March 13, 2024

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President, Secretary, Treasurer and Director
	Sajal K. Srivastava		March 13, 2024

By:	/s/ GILBERT E. AHYE	Director
	Gilbert E. Ahye		March 13, 2024

By:	/s/ STEPHEN A. CASSANI	Director
	Stephen A. Cassani		March 13, 2024

By:	/s/ CYNTHIA M. FORNELLI	Director
	Cynthia M. Fornelli		March 13, 2024