Form 10-Q
period 2024-06-30
TriplePoint Private Venture Credit Inc.
filed 2024-08-08
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of August 8, 2024, the registrant had 23,689,363 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments at fair value (amortized cost of $392,703 and $406,433, respectively)	$382,206	$400,195
Cash and cash equivalents	41,409	45,398
Restricted cash	8,980	15,447
Deferred credit facility costs	2,503	2,988
Prepaid expenses and other assets	791	1,000
Total assets	$435,889	$465,028

Liabilities
Revolving Credit Facility	$68,500	$87,500
2027 Notes, net	74,442	74,350
Base management fee payable	1,548	1,471
Other accrued expenses and liabilities	3,587	11,165
Total liabilities	$148,077	$174,486
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	237	237
Paid-in capital in excess of par value	352,037	352,037
Total distributable loss	(64,462)	(61,732)
Total net assets	$287,812	$290,542
Total liabilities and net assets	$435,889	$465,028

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	23,689,363	23,689,363
Net asset value per common share	$12.13	$12.24

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment income
Interest income from investments	$15,135	$17,320	$30,284	$33,960
Payment-in-kind interest income	954	81	1,839	101
Other income
Expirations/terminations of unfunded commitments	46	121	196	1,199
Other fees	306	71	457	75
Total investment and other income	16,441	17,593	32,776	35,335

Operating expenses
Base management fee	1,548	1,363	3,095	2,711
Interest expense and amortization of fees	3,947	4,269	7,627	8,240
Administration agreement expenses	590	484	1,172	966
General and administrative expenses	688	485	1,576	1,090
Total operating expenses	6,773	6,601	13,470	13,007

Net investment income	9,668	10,992	19,306	22,328

Net realized and unrealized losses
Net realized losses on investments	(3,347)	(19,027)	(6,978)	(18,524)
Net change in unrealized losses on investments	(1,666)	(229)	(3,892)	(5,486)
Net realized and unrealized losses	(5,013)	(19,256)	(10,870)	(24,010)

Net increase (decrease) in net assets resulting from operations	$4,655	$(8,264)	$8,436	$(1,682)

Net investment income per common share	$0.41	$0.54	$0.81	$1.10
Net increase (decrease) in net assets per common share	$0.20	$(0.41)	$0.35	$(0.08)
Weighted average shares of common stock outstanding	23,689,363	20,297,200	23,689,363	20,297,200

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

				Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
Common stock		Preferred stock
Shares	Par value	Shares	Par value

Balance at March 31, 2023	20,297,200	$203	525	$—	$310,370	$(19,373)	$291,200
Common stock distributions from distributable earnings	—	—	—	—	—	(8,525)	(8,525)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net decrease in net assets resulting from operations	—	—	—	—	—	(8,264)	(8,264)
Balance at June 30, 2023	20,297,200	$203	525	$—	$310,370	$(36,177)	$274,396

Balance at December 31, 2022	20,297,200	$203	525	$—	$310,370	$(25,938)	$284,635
Common stock distributions from distributable earnings	—	—	—	—	—	(8,525)	(8,525)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(32)	(32)
Net decrease in net assets resulting from operations	—	—	—	—	—	(1,682)	(1,682)
Balance at June 30, 2023	20,297,200	$203	525	$—	$310,370	$(36,177)	$274,396

Balance at March 31, 2024	23,689,363	$237	525	$—	$352,037	$(57,968)	$294,306
Common stock distributions from distributable earnings	—	—	—	—	—	(11,134)	(11,134)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	4,655	4,655
Balance at June 30, 2024	23,689,363	$237	525	$—	$352,037	$(64,462)	$287,812

Balance at December 31, 2023	23,689,363	$237	525	$—	$352,037	$(61,732)	$290,542
Common stock distributions from distributable earnings	—	—	—	—	—	(11,134)	(11,134)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(32)	(32)
Net increase in net assets resulting from operations	—	—	—	—	—	8,436	8,436
Balance at June 30, 2024	23,689,363	$237	525	$—	$352,037	$(64,462)	$287,812

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$8,436	$(1,682)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(63,241)	(60,918)
Principal payments and proceeds from investments	75,002	34,412
Payment-in-kind interest on investments	(1,792)	(101)
Net change in unrealized losses on investments	3,892	5,486
Net realized losses on investments	6,978	18,524
Amortization and accretion of premiums and discounts, net	(2,849)	(4,059)
Amortization of debt fees and issuance costs	576	607
Change in operating assets and liabilities:
Prepaid expenses and other assets	209	(119)
Base management fee payable	77	51
Other accrued expenses and liabilities	(7,578)	(766)
Net cash provided by (used in) operating activities	19,710	(8,565)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	19,000	20,000
Repayments under revolving credit facility	(38,000)	(17,000)
Common stock distributions paid	(11,134)	(8,525)
Preferred stock distributions paid	(32)	(32)
Debt issuance costs of 2027 Notes	—	(16)
Deferred credit facility costs	—	(2,172)
Net cash provided by (used in) financing activities	(30,166)	(7,745)
Net change in cash, cash equivalents and restricted cash	(10,456)	(16,310)
Cash, cash equivalents and restricted cash at beginning of period	60,845	37,066
Cash, cash equivalents and restricted cash at end of period	$50,389	$20,756

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$41,409	$14,773
Restricted cash	8,980	5,983
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$50,389	$20,756

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,779	$7,357
Excise taxes paid	$572	$250

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	11/21/2023	1,000	984	984	11/30/2027
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	1,000	982	982	12/31/2027
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	1,000	982	982	12/31/2027
Total Aerospace and Defense - 1.02%*			3,000	2,948	2,948

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	667	650	653	5/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	700	701	704	7/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	460	459	461	9/30/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	2/6/2023	173	176	176	2/28/2025
			2,000	1,986	1,994
Parsable, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 13.50% floor, 4.00% EOT payment)(2)	10/24/2023	3,333	3,306	3,223	4/1/2027
Parsable, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 13.50% floor, 4.00% EOT payment)(2)	1/25/2024	1,667	1,644	1,597	7/1/2027
			5,000	4,950	4,820
Total Application Software - 2.37%*			7,000	6,936	6,814

Business Applications Software
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% cash interest rate + 2.50% PIK interest rate, 12.75% floor)	6/26/2024	10,003	9,835	9,945	6/1/2027
Morty, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 10.00% EOT payment)	12/21/2022	7,000	7,226	6,861	6/30/2026
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	955	1,252	1,191	12/31/2024
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,839	1,643	7/31/2024
			2,723	3,091	2,834
Total Business Applications Software - 6.82%*			19,726	20,152	19,640

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.00% floor, 6.00% EOT payment)	9/9/2022	2,000	2,093	2,093	9/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	561	593	593	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 5.75% EOT payment)	11/18/2021	4,200	4,436	4,436	11/30/2024
			4,761	5,029	5,029
Certamen Ventures Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 4.00% EOT payment)	11/30/2021	6,945	6,939	6,939	11/30/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)	2/15/2022	1,200	1,313	1,313	8/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)	4/25/2022	1,276	1,372	1,372	10/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)	8/1/2022	575	605	605	1/31/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)	10/7/2022	2,343	2,428	2,428	4/30/2026
			5,394	5,718	5,718
Phantom Auto Inc.(7)	Growth Capital Loan (Prime + 5.00% interest rate, 13.50% floor, 4.00% EOT payment)(2)	2/9/2024	4,858	4,732	3,750	2/28/2027
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	5/4/2022	784	639	621	12/31/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	10/19/2023	131	106	103	12/31/2028

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
			915	745	724
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	578	7/31/2024
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	10	7/31/2024
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	12/22/2023	25	25	6	7/31/2024
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	6/14/2024	8	8	2	7/31/2024
			2,497	2,544	596
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	6/15/2022	260	279	291	6/30/2025
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 3.00% EOT payment)(2)	6/15/2022	633	641	666	12/31/2024
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	10/20/2023	244	248	257	10/31/2026
			1,137	1,168	1,214
Total Business Products and Services - 9.06%*			28,507	28,968	26,063

Business/Productivity Software
Construction Finance Corporation	Revolver (Prime + 6.75% interest rate, 15.25% floor, 2.50% EOT payment)(2)	12/29/2023	5,000	5,066	5,066	9/29/2024
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)	5/23/2023	5,200	5,245	5,130	11/30/2026
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)(2)	8/21/2023	1,600	1,601	1,561	2/28/2027
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)(2)	2/9/2024	600	592	573	8/31/2027
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)(2)	3/11/2024	600	590	571	9/30/2027
			8,000	8,028	7,835
Highbeam, Inc.	Revolver (Prime + 4.25% interest rate, 12.75% floor)(2)	2/10/2023	2,553	2,546	2,546	8/10/2024
Idelic Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 9.50% EOT payment)	9/14/2022	4,000	4,141	4,141	3/31/2026
Idelic Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 10.00% floor, 2.50% EOT payment)(2)	11/15/2023	2,800	2,795	2,795	8/31/2026
			6,800	6,936	6,936
Luxury Presence, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 9.25% floor, 5.75% EOT payment)	4/9/2024	1,500	1,465	1,465	4/1/2027
Manufactured Networks, Inc.	Revolver (Prime + 7.25% interest rate, 15.75% floor)(2)	9/13/2023	3,286	3,270	3,273	9/30/2024
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.75% floor, 6.75% EOT payment)	6/16/2023	2,416	2,456	2,456	5/31/2026
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.75% floor, 6.75% EOT payment)(2)	2/1/2024	334	333	333	2/1/2027
			2,750	2,789	2,789
Thoughtful Automation Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 12.25% floor, 6.00% EOT payment)	6/18/2024	2,439	2,394	2,394	6/1/2027
Virtual Facility, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 10.50% floor, 8.50% EOT payment)(2)	12/1/2023	1,000	992	992	6/1/2027
Total Business/Productivity Software - 11.57%*			33,328	33,486	33,296

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	3,467	3,446	3,365	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	2,889	2,871	2,805	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	1,156	1,149	1,122	2/28/2026
			7,512	7,466	7,292
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	104	105	105	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	300	301	301	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)(2)	5/11/2023	1,000	1,014	1,014	11/30/2025
			1,404	1,420	1,420

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Total Computer Hardware - 3.03%*			8,916	8,886	8,712

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,057	1,057	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	696	749	749	10/31/2025
			1,696	1,806	1,806
Prose Beauty, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% floor, 8.50% EOT payment)	2/2/2024	6,000	5,744	5,744	5/31/2027
Trueskin GmbH(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 8.25% EOT payment)(2)	1/9/2023	1,077	1,115	1,109	1/31/2026
Total Consumer Non-Durables - 3.01%*			8,773	8,665	8,659

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	793	793	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	250	262	262	12/31/2024
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	875	906	906	3/31/2025
			1,875	1,961	1,961
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)(2)	10/13/2022	2,327	2,345	2,625	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,398	1,408	1,576	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,518	1,529	1,707	4/30/2026
			5,243	5,282	5,908
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.25% EOT payment)(2)	4/14/2022	723	724	451	4/30/2025
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.25% EOT payment)(2)	7/14/2022	268	266	177	7/31/2025
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.25% EOT payment)(2)	11/14/2022	69	67	43	11/30/2025
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.25% EOT payment)(2)	3/15/2023	529	502	317	3/31/2026
			1,589	1,559	988
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	6/27/2022	322	325	140	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	8/12/2022	107	108	47	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	12/9/2022	215	213	93	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	3/1/2023	322	318	140	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	10/5/2023	11	11	5	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	12/11/2023	18	18	7	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	2/2/2024	59	58	24	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	6/14/2024	33	31	12	6/30/2027
			1,087	1,082	468
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	104	118	118	9/30/2024
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	12/20/2022	4,800	4,958	4,958	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	12/20/2022	2,250	2,322	2,322	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	1/18/2024	3,200	3,175	3,175	7/31/2026
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	1/18/2024	3,000	2,977	2,977	7/31/2026
			13,354	13,550	13,550

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	2/29/2024	4,444	4,350	4,350	8/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	3/8/2024	556	544	544	9/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	6/28/2024	500	488	488	12/1/2027
			5,500	5,382	5,382
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	1,250	1,297	909	7/31/2025
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	10/21/2022	1,250	1,286	909	10/31/2025
			2,500	2,583	1,818
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	14	15	15	4/30/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	37	40	40	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	248	269	269	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	372	375	375	4/30/2026
			671	699	699
Good Eggs, Inc.(7)	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 7.75% EOT payment)	8/12/2021	3,452	3,638	1,944	8/31/2025
Good Eggs, Inc.(7)	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 6.00% EOT payment)(2)	5/26/2022	2,932	3,022	1,458	5/31/2025
			6,384	6,660	3,402
Headout Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 4.25% EOT payment)(2)	3/15/2024	2,351	2,307	2,307	3/1/2027
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,785	1,757	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,557	3,501	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	5,392	5,281	2/28/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	5,390	5,279	2/28/2025
			15,000	16,124	15,818
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,252	1,386	1,196	7/31/2024
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (7.40% cash interest rate + 7.10% PIK interest rate, 8.00% EOT payment)	11/3/2021	4,522	4,523	4,477	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (9.31% cash interest rate + 8.94% PIK interest rate, 8.00% EOT payment)(2)	8/17/2022	1,023	1,017	1,017	8/31/2026
			6,797	6,926	6,690
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	1,740	1,782	1,755	12/31/2025
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	1,666	577	560	12/31/2026
MA Micro Limited(1)(3)	Convertible Note(2)(9)	12/31/2023	1,666	1,085	1,053	12/31/2028
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	555	474	461	12/31/2028
			3,887	2,136	2,074
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	609	556	519	12/31/2026
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	342	310	309	12/31/2026
			951	866	828
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	588	597	597	6/30/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	207	207	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	172	171	171	2/28/2027
			967	975	975
Placemakr, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 12.00% floor, 4.50% EOT payment)(2)	5/30/2024	2,500	2,422	2,422	5/1/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Placemakr, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.50% floor, 5.50% EOT payment)(2)	5/30/2024	2,500	2,423	2,423	11/1/2026
			5,000	4,845	4,845
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	196	3/25/2023
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	5,015	4,527	4,514	4/1/2027
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	2,507	2,264	2,257	4/1/2027
			7,522	6,791	6,771
Spinn, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	36	8/31/2024
Total Consumer Products and Services - 26.57%*			83,562	82,686	76,471

Cultivation
InFarm Technologies Limited(1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	3,886	1,217	1,168	10/31/2028
InFarm Technologies Limited(1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	15	15	5	10/31/2028
InFarm Technologies Limited(1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	349	109	105	10/31/2028
InFarm Technologies Limited(1)(3)(7)	Growth Capital Loan (50.00% EOT payment)(2)	6/20/2024	22	22	30	7/20/2024
Total Cultivation - 0.45%*			4,272	1,363	1,308

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.50% EOT payment)	9/29/2021	8,750	8,644	8,644	11/30/2027
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,212	10,212	6/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest rate, 2.50% EOT payment)(2)	4/25/2024	1,249	1,110	1,086	4/25/2029
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,943	6,908	11/30/2024
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	1,000	1,032	1,032	12/31/2025
			7,500	7,975	7,940
Total E-Commerce - Clothing and Accessories - 9.69%*			27,499	27,941	27,882

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/6/2021	1,669	1,698	1,683	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/21/2021	263	274	272	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	8/10/2021	315	328	325	8/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	10/6/2021	1,458	1,515	1,499	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	11/2/2021	947	981	970	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	11/2/2021	2,540	2,633	2,603	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	12/28/2021	848	879	872	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	12/28/2021	324	336	333	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	12/28/2021	57	59	59	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	1,836	1,897	1,881	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	700	717	709	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	263	270	267	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	1,710	1,726	1,702	3/31/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	3,078	3,096	3,052	4/30/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	184	184	181	6/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	180	176	176	10/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	1,369	1,337	1,337	11/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	104	102	102	12/31/2026
Forum Brands, LLC	Growth Capital Loan(9)	6/16/2021	2,179	2,179	1,693	12/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	6/27/2024	147	140	140	6/30/2027
Total E-Commerce - Personal Goods - 6.90%*			20,171	20,527	19,856

Energy
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	1,319	1,197	1,197	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	5,000	5,084	5,084	12/31/2026
Total Energy - 2.18%*			6,319	6,281	6,281

Entertainment Software
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 6.25% PIK interest rate, 13.75% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	1,002	998	4/30/2025
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	7/28/2023	75	75	74	7/31/2026
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	11/20/2023	50	50	49	7/31/2026
			1,125	1,127	1,121
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 11.00% EOT payment)(2)	5/17/2022	2,870	2,918	2,918	4/1/2027
Total Entertainment Software - 1.40%*			3,995	4,045	4,039

Environmental Services
Earth Funeral Group, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 5.50% EOT payment)(2)	3/1/2024	1,430	1,406	1,406	3/1/2027
Total Environmental Services - 0.49%*			1,430	1,406	1,406

Financial Software
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 6.75% floor)	4/6/2022	62	62	62	10/31/2024
Parker Group Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 8.25% EOT payment)	4/6/2022	407	451	451	4/30/2025
			469	513	513
Wisetack, Inc.(1)	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 6.75% EOT payment)	4/3/2023	5,000	5,030	5,030	10/31/2026
Total Financial Software - 1.93%*			5,469	5,543	5,543

Food Products
AllPlants Ltd(1)(3)	Revolver (Prime + 2.50% interest rate, 11.00% floor, 7.50% EOT payment)(2)	5/24/2021	1,390	1,402	1,259	4/30/2025
AllPlants Ltd(1)(3)	Growth Capital Loan (5.50% cash interest rate + 6.50% PIK interest rate, 7.00% EOT payment)(2)	7/22/2021	140	146	130	7/31/2025
AllPlants Ltd(1)(3)	Growth Capital Loan (Prime + 5.50% interest rate + 8.30% PIK interest rate, 19.30% floor, 9.00% EOT payment)(2)	9/1/2022	914	915	970	8/31/2026
Total Food Products - 0.82%*			2,444	2,463	2,359

Healthcare Services
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	1/18/2023	213	210	210	1/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	5/19/2023	176	174	174	5/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	5/19/2023	177	175	175	5/31/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	8/16/2023	247	243	243	8/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	10/6/2023	187	184	184	10/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	10/6/2023	39	39	39	10/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	12/12/2023	147	145	145	12/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	12/12/2023	150	148	148	12/31/2027
			1,336	1,318	1,318
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	6/22/2023	2,000	2,007	2,015	6/30/2026
OpenLoop Health, Inc.	Revolver (Prime + 1.50% interest rate, 9.25% floor, 3.25% EOT payment)(2)	6/22/2023	2,000	2,065	2,000	6/16/2024
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	11/20/2023	3,000	2,937	2,954	11/30/2026
			7,000	7,009	6,969
Total Healthcare Services - 2.88%*			8,336	8,327	8,287

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,531	5,488	12/31/2024
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)(2)	7/14/2023	5,000	4,946	4,946	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK, 6.25% floor, 6.00% EOT payment)(2)	6/12/2023	9,208	9,342	9,033	6/12/2027
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK, 6.25% floor, 6.00% EOT payment)(2)	6/14/2023	693	687	664	6/12/2027
			9,901	10,029	9,697
Total Healthcare Technology Systems - 6.99%*			19,901	20,506	20,131

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	1/11/2023	3,000	3,025	3,025	1/11/2025
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	9/22/2023	281	242	242	1/11/2025
Total Human Capital Services - 1.14%*			3,281	3,267	3,267

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.25% EOT payment)(2)	5/4/2023	2,000	2,021	2,021	2/28/2027
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.25% interest rate, 11.25% floor, 5.50% EOT payment)(2)	5/4/2023	7,000	7,045	7,045	5/31/2027
Total Information Services (B2C) - 3.15%*			9,000	9,066	9,066

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	5/27/2020	5,000	5,254	5,360	1/31/2027
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	5/27/2020	2,500	2,627	2,680	1/31/2027
Total Infrastructure - 2.79%*			7,500	7,881	8,040

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	504	504	12/31/2025
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	3/24/2023	500	500	500	3/31/2026
Total Life and Health Insurance - 0.35%*			1,000	1,004	1,004

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 1.50% cash interest rate + 6.50% PIK, 15.50% floor, 8.50% EOT payment)	7/1/2021	2,452	2,597	2,568	7/31/2025
Total Medical Software and Information Services - 0.89%*			2,452	2,597	2,568

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	5,000	5,039	5,039	3/31/2027
Spire Animation Studios, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 6.87% EOT payment)	8/12/2021	782	874	870	2/29/2024
Spire Animation Studios, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 7.13% EOT payment)	9/30/2021	534	576	574	3/31/2024
			1,316	1,450	1,444
Total Multimedia and Design Software - 2.25%*			6,316	6,489	6,483

Network Management Software
Skyflow Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 9.75% floor, 4.50% EOT payment)	10/2/2023	4,545	4,549	4,549	10/1/2026
Skyflow Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 13.00% floor, 4.50% EOT payment)	10/2/2023	455	455	455	10/1/2026
Total Network Management Software - 1.74%*			5,000	5,004	5,004

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	520	512	9/30/2025
Jerry Services, Inc.	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	500	507	506	6/30/2026
			1,000	1,027	1,018
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	1,264	1,267	1,267	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 14.25% floor, 2.00% EOT payment)(2)	4/4/2024	4,500	4,392	4,392	10/31/2027
			5,764	5,659	5,659
Total Other Financial Services - 2.32%*			6,764	6,686	6,677

Real Estate Services
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,668	2,521	9/30/2025
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,967	4,694	9/30/2025
			7,242	7,635	7,215
Homelight, Inc.	Growth Capital Loan (17.25% interest rate)(2)	12/30/2022	500	495	492	12/31/2026
Homelight, Inc.	Growth Capital Loan (18.00% interest rate)(2)	5/22/2023	250	247	245	5/31/2027
			750	742	737
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	4,000	4,206	3,979	6/30/2026
Homeward, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	2,073	2,136	2,118	12/31/2024
			6,073	6,342	6,097
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	263	263	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	834	836	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	231	232	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	111	111	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	462	463	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	219	219	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	159	159	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,431	1,434	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	793	794	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	178	179	1/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	122	122	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	313	314	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,153	1,157	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	1,029	1,033	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	225	226	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	205	206	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	103	103	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	153	153	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	367	370	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	572	576	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	5/23/2023	240	241	242	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	5/23/2023	434	436	440	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2023	720	726	732	5/31/2026
			9,978	10,326	10,364
Total Real Estate Services - 8.48%*			24,043	25,045	24,413

Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	903	922	830	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	984	1,018	916	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,325	1,370	1,233	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,644	1,480	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,644	1,480	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	795	822	740	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 9.00% interest rate, 17.50% floor, 4.00% EOT payment)(2)	12/18/2023	111	115	104	3/1/2024
Total Social/Platform Software - 2.36%*			7,298	7,535	6,783

Total Debt Investments - 122.65%*			$365,302	$365,703	$353,000

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$578
Dedrone Holdings, Inc.	Preferred Stock(2)	3/2/2021	71,018	92	272
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	6,747	58	24
Total Aerospace and Defense - 0.33%*				311	950

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,163	10	20
Parsable, Inc.	Preferred Stock(2)	8/29/2023	165,100	61	23
Total Application Software - 0.01%*				71	43

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	353
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	584
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	146
FlashParking, Inc.	Preferred Stock	6/26/2024	25,838	70	70
				520	800
Morty, Inc.	Preferred Stock	10/1/2021	88,980	66	4
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	150
Uniphore Technologies, Inc.	Common Stock(2)	12/22/2021	10,000	10	29
Total Business Applications Software - 0.49%*				809	1,399

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	32
Cardless Inc.	Common Stock	11/18/2021	20,619	28	11
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	160
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	10
				125	170
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	42
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	97
Certamen Ventures Inc.	Preferred Stock	12/15/2023	538,703	205	232
				332	371
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Path Robotics, Inc.	Common Stock	12/17/2021	40,579	130	50
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	141,409	315	—
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	31,698	35	—
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	22,188	24	—
Phantom Auto Inc.	Preferred Stock(2)	2/9/2024	34,288	—	—
				374	—
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	70
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	26
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	10
				34	36
Total Business Products and Services - 0.31%*				1,527	902

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	140
Total Business to Business Marketplace - 0.05%*				156	140

Business/Productivity Software
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	20

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	126,868	48	67
				62	87
Cresta Intelligence, Inc.	Common Stock(2)	6/6/2024	4,967	4	4
FireHydrant, Inc.	Preferred Stock	5/23/2023	113,050	115	125
Highbeam, Inc.	Common Stock(2)	2/10/2023	40,380	2	6
Idelic Inc.	Preferred Stock	12/10/2021	30,551	46	5
Idelic Inc.	Preferred Stock(2)	11/15/2023	36,661	13	7
				59	12
Luxury Presence, Inc.	Preferred Stock	9/20/2023	11,215	58	36
Machinify, Inc.	Common Stock(2)	8/25/2023	27,040	36	36
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	41
Manufactured Networks, Inc.	Preferred Stock(2)	9/13/2023	73,666	25	22
				114	63
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	42
OnSiteIQ, Inc.	Common Stock	6/16/2023	102,864	14	64
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
Thoughtful Automation Inc.	Preferred Stock	6/18/2024	36,745	62	62
Virtual Facility, Inc.	Preferred Stock(2)	10/3/2023	54,775	16	16
Total Business/Productivity Software - 0.19%*				549	557

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - —%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	—
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	41
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	26,386	92	61
Total Computer Hardware - 0.07%*				250	211

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	319
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	40
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	96
Activehours, Inc.	Preferred Stock(2)	4/19/2024	3,907	16	16
				241	471
Cherry Technologies Inc.	Preferred Stock(2)	11/23/2021	77,891	195	432
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	109
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.36%*				534	1,042

Consumer Non-Durables
Athletic Greens International, Inc.	Preferred Stock(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock	12/18/2023	49,020	311	479
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Total Consumer Non-Durables - 0.18%*				354	505

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	13,587	10	10
The Black Tux, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	460
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares(2)	10/7/2022	192	9	4

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Dance Gmbh(1)(3)	Preferred Stock(2)	3/31/2022	35	37	—
Dance Gmbh(1)(3)	Preferred Stock(2)	2/21/2023	45	21	—
Dance Gmbh(1)(3)	Common Stock(2)	3/21/2024	34	8	—
				66	—
Elektra Mobility Inc.(11)	Preferred Stock(2)	5/6/2022	—	—	—
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ephemeral Solutions, Inc.	Common Stock(2)	2/2/2024	135,353	1	1
				13	1
Ever/Body, Inc.	Preferred Stock	9/7/2021	357,970	175	57
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	24
FitOn, Inc.	Common Stock(2)	2/29/2024	33,548	74	74
FitOn, Inc.	Common Stock(2)	6/26/2024	3,355	7	7
				81	81
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	18	23	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	9
Good Eggs, Inc.	Preferred Stock	8/12/2021	83,265	142	—
Headout Inc.	Common Stock(2)	3/15/2024	8,991	58	20
Hydrow, Inc.	Common Stock	2/9/2021	74,157	70	—
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	—
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	—
				130	—
Immersive Group Gaming LTD(1)	Preferred Stock(2)	7/12/2021	451,039	115	86
JOKR S.a.r.l.(1)(3)	Preferred Stock	5/10/2024	14,763	538	240
JOKR S.a.r.l.(1)(3)	Preferred Stock	5/10/2024	5,905	96	96
				634	336
Lower Holding Company	Preferred Stock	12/28/2022	36,608	47	7
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	9/29/2023	14,709	26	26
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	15,000	—	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	45,000	79	81
				125	107
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock(2)	8/25/2023	31,796	118	118
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	30
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Roadsurfer GmbH(1)(3)	Preferred Stock(2)	4/23/2024	90	669	667
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	—
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Total Consumer Products and Services - 0.75%*				2,781	2,159

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee(2)	12/28/2021	—	95	233
Total Database Software - 0.09%*				116	254

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	77
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	160
				411	237
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	143
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	199
Total E-Commerce - Clothing and Accessories - 0.20%*				826	579

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock	7/6/2021	14,143	146	209
Forum Brands, LLC	Preferred Stock	12/23/2021	12,964	188	192
Forum Brands, LLC	Preferred Stock	10/11/2023	2,829	42	42
				376	443
Merama Inc.	Preferred Stock(2)	4/28/2021	71,728	589	563
Total E-Commerce - Personal Goods - 0.35%*				965	1,006

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	79
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	29
				194	108
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	1,035
Total Energy - 0.40%*				231	1,143

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	—
Encore Music Technologies, Inc.	Preferred Stock(2)	5/16/2023	4,475	1	—
Encore Music Technologies, Inc.	Common Stock(2)	5/31/2024	79,668	1	1
				17	1
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	23
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2024	53,335	33	33
				93	56
Total Entertainment Software - 0.02%*				110	57

Environmental Services
Earth Funeral Group, Inc.	Preferred Stock(2)	3/1/2024	143,196	63	63
Total Environmental Services - 0.02%*				63	63

Financial Software
Parker Group Inc.	Common Stock	4/6/2022	2,667	9	5
Wisetack, Inc.(1)	Common Stock	12/21/2022	23,086	84	36
Zolve Innovations Inc.	Preferred Stock(2)	7/28/2022	3,172	9	9
Total Financial Software - 0.02%*				102	50

Food Products
AllPlants Ltd(1)(3)	Preferred Stock(2)	5/6/2021	74,534	158	75
AllPlants Ltd(1)(3)	Preferred Stock(2)	5/29/2024	17,620	18	18
Total Food Products - 0.03%*				176	93

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	5
Total General Media and Content - —%*				5	5

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock(2)	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	11,186	51	81
OpenLoop Health, Inc.	Preferred Stock	6/16/2023	5,593	25	40
OpenLoop Health, Inc.	Preferred Stock	11/20/2023	16,779	89	121
				165	242
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	184,258	79	79
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	29
Wispr AI, Inc.(11)	Preferred Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 0.20%*				295	567

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Healthcare Technology Systems
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	7
K Health, Inc.	Common Stock	7/14/2023	61,224	187	187
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.21%*				827	617

Household Products
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	—
Total Household Products - —%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	713
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	18
				109	731
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.38%*				307	1,098

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	53,879	38	22
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.05%*				192	157

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/19/2024	30,757	250	250
Total Information Technology - 0.09%*				250	250

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock	5/27/2020	2,775	90	93
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock	8/26/2022	2,439	65	105
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock	9/29/2023	1,951	84	84
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock	4/5/2024	4,476	84	270
Total Infrastructure - 0.19%*				323	552

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	28
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock(2)	8/26/2021	32,620	34	41
Total Life and Health Insurance - 0.06%*				120	176

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock	2/28/2023	175,000	44	2
Total Medical Software and Information Services - —%*				92	2

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	90
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	—
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	—
				185	—
Total Multimedia and Design Software - 0.03%*				262	90

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock	6/26/2023	39,890	31	35
Total Network Management Software - 0.07%*				211	215

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock(2)	5/16/2023	35,857	361	343
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	2,235	8	5
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	125
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	95
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	9
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	19
Relay Commerce, Inc.	Preferred Stock(2)	4/4/2024	36,200	26	26
				97	149
Total Other Financial Services - 0.22%*				639	622

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	2,446	8	1
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	3
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock	5/27/2020	43,472	83	51
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock	5/25/2022	1,544	1	—
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock	6/29/2023	16,471	11	3
				95	54
Side, Inc.	Preferred Stock(2)	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	287
Total Real Estate Services - 0.73%*				954	2,106

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	4
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	4
				60	8
Total Social/Platform Software - 0.01%*				103	33

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	62,115	132	173
Appex Group, Inc.	Preferred Stock(2)	4/14/2022	11,004	36	36
				168	209
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	223
Total Software Development Applications - 0.15%*				233	432

Total Warrant Investments - 6.39%*				$14,977	$18,378

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	195
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	270
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	477
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.38%*				1,101	1,086

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	136
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	6
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	62
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	25
				595	93
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	3/28/2024	31,818	611	598
Quick Commerce Ltd.(1)(3)	Ordinary Shares(2)	3/28/2024	112,770,108	26	129
				637	727
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.45%*				1,787	1,305

Business/Productivity Software
AI2 Incorporated	Preferred Stock(2)	1/3/2024	280,424	830	830
Total Business/Productivity Software - 0.29%*				830	830

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	217
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	157
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	366
Total Business to Business Marketplace - 0.26%*				950	740

Computer Hardware
Quantum Circuits, Inc.	Preferred Stock(2)	4/17/2024	17,612	50	50
Total Computer Hardware - 0.02%*				50	50

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	151
Total Consumer Finance - 0.05%*				100	151

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	141
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	54
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	6
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	6
				331	12
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,688	375	252
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,575	75	70
				450	322
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	250
TMRW Sports, Inc.	Preferred Stock(2)	11/9/2023	40,174	500	500
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Consumer Products and Services - 0.59%*				2,293	1,711

Cultivation
InFarm Technologies Limited(1)(3)	Preferred Stock(2)	12/29/2023	8,750	—	—
Total Cultivation - 0.00%*				—	—

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	31
Merama Inc.	Preferred Stock(2)	4/30/2021	5,433	31	63
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	73
Merama Inc.	Preferred Stock(2)	9/13/2021	3,862	62	60
				106	196
Total E-Commerce - Personal Goods - 0.08%*				196	227

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.10%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	105
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	699	940
Total Energy - 0.36%*				866	1,045

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	150
Total Financial Services - 0.05%*				150	150

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.03%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	285
Total Healthcare Services - 0.16%*				720	473

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.05%*				150	150

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/9/2024	30,757	500	500
Total Information Technology - 0.17%*				500	500

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	133
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	103
Total Infrastructure - 0.08%*				161	236

Life and Health Insurance

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.03%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	66
Total Multimedia and Design Software - 0.02%*				58	66

Network Management Software
Skyflow Inc.	Preferred Stock(2)	1/22/2024	19,945	62	62
Total Network Management Software - 0.02%*				62	62

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	6
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	793
Total Other Financial Services - 0.28%*				698	799

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	245
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	122
Total Real Estate Services - 0.14%*				592	410

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	303
Total Software Development Applications - 0.11%*				250	303

Total Equity Investments - 3.76%*				$12,023	$10,828

Total Investments in Portfolio Companies - 132.80%*(4)(5)				$392,703	$382,206

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM	$38,539	$38,539
Total Cash Equivalents - 13.39%*			$38,539	$38,539

Foreign Currency Forward Contracts - (0.02)%*
Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Gain/(Loss)
British Pound Sterling (GBP)	8/01/2024	Zions Bancorporation, N.A.	£6,000	Sold	$7,531	$(56)
Euro (EUR)	8/01/2024	Zions Bancorporation, N.A.	€3,000	Sold	3,221	3
Euro (EUR)	9/26/2024	Zions Bancorporation, N.A.	€2,000	Sold	2,140	(11)
					$12,892	$(64)
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2024, non-qualifying assets represented 14.0% of the Company’s total assets, at fair value.
(2)As of June 30, 2024, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2024, the Company’s portfolio company investments that were subject to restrictions on sales totaled $382.2 million at fair value and represented 132.8% of the Company’s net assets. In addition, unless otherwise indicated, as of June 30, 2024, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $9.5 million, $18.0 million and $8.5 million, respectively, for the June 30, 2024 investment portfolio. The tax cost of investments is $395.0 million.
(7)Debt is on non-accrual status as of June 30, 2024 and is therefore considered non-income producing. Non-accrual investments as of June 30, 2024 had a total cost and fair value of $29.3 million and $20.5 million, respectively.

(8)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(9)Non-income producing investments.
(10)Acquisition date represents the date of the investment in the portfolio investment.
(11)Number of shares and/or fair value will be determined based on the occurrence of future events.
*    Value as a percentage of net assets.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$476	$737	$737	3/31/2024
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	11/21/2023	1,000	973	973	11/30/2027
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	1,000	971	971	12/31/2027
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	1,000	971	971	12/31/2027
			3,000	2,915	2,915
Total Aerospace and Defense - 1.26%*			3,476	3,652	3,652

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	667	662	662	5/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	700	692	692	7/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	460	453	453	9/30/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	2/6/2023	173	174	174	2/28/2025
			2,000	1,981	1,981
Parsable, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 13.50% floor, 4.00% EOT payment)(2)	10/24/2023	3,333	3,272	3,272	4/1/2027
Total Application Software - 1.81%*			5,333	5,253	5,253

Business Applications Software
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)	9/30/2022	3,000	3,024	3,024	9/30/2024
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)(2)	12/29/2022	1,000	1,000	1,000	12/31/2024
			4,000	4,024	4,024
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000	10,468	10,489	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.50% EOT payment)	1/21/2022	347	360	361	7/31/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.50% EOT payment)	12/28/2023	1,209	1,210	1,213	7/31/2024
			11,556	12,038	12,063
Morty, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 10.00% EOT payment)(2)	12/21/2022	7,000	7,098	6,873	6/30/2026
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	1,863	2,128	2,029	12/31/2024
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,830	1,642	4/30/2024
			3,631	3,958	3,671
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	1,028	1,095	1,093	6/30/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	1,028	1,095	1,093	6/30/2024
			2,056	2,190	2,186
Total Business Applications Software - 9.92%*			28,243	29,308	28,817

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.00% floor, 6.00% EOT payment)	9/9/2022	2,000	2,042	2,042	9/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,199	1,224	1,224	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 5.75% EOT payment)	11/18/2021	4,200	4,404	4,404	5/31/2024
			5,399	5,628	5,628
Certamen Ventures Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 4.00% EOT payment)	11/30/2021	6,945	6,868	6,868	11/30/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	2/15/2022	1,655	1,734	1,734	8/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	4/25/2022	1,695	1,756	1,756	10/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	8/1/2022	705	721	721	1/31/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	10/7/2022	2,526	2,562	2,562	4/30/2026
			6,581	6,773	6,773
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	1,926	2,210	2,210	7/31/2024
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	5/4/2022	1,500	1,523	1,451	5/31/2025
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	10/19/2023	250	242	231	5/31/2025
			1,750	1,765	1,682
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	918	2/29/2024
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	16	2/29/2024
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	12/22/2023	25	25	9	2/29/2024
			2,489	2,536	943
RenoRun, Inc.(1)(3)(7)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)	12/30/2021	37	32	96	12/31/2025
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	6/15/2022	377	386	407	6/30/2025
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 3.00% EOT payment)(2)	6/15/2022	482	485	513	12/31/2024
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	10/20/2023	244	245	256	10/31/2026
			1,103	1,116	1,176
Vecna Robotics, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 9.00% EOT payment)(2)	12/16/2022	4,500	4,376	4,376	9/30/2026
Total Business Products and Services - 10.94%*			32,730	33,346	31,794

Business/Productivity Software
Construction Finance Corporation	Revolver (Prime + 5.25% interest rate, 13.75% floor, 1.50% EOT payment)(2)	12/29/2023	4,428	4,350	4,350	6/29/2024
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)	5/23/2023	5,200	5,164	5,164	11/30/2026
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)(2)	8/21/2023	1,600	1,577	1,577	2/28/2027
			6,800	6,741	6,741
Highbeam, Inc.	Revolver (Prime + 4.25% interest rate, 12.00% floor)(2)	2/10/2023	2,688	2,665	2,665	8/10/2024
Idelic Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 9.50% EOT payment)(2)	9/14/2022	4,000	4,080	4,080	3/31/2026
Idelic Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 10.00% floor, 2.50% EOT payment)(2)	11/15/2023	2,800	2,775	2,775	8/31/2026
			6,800	6,855	6,855
Manufactured Networks, Inc.	Revolver (Prime + 5.75% interest rate, 14.25% floor)(2)	9/13/2023	5,000	4,962	4,982	12/13/2024
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.85% cash interest rate + 4.66% PIK, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	1,131	1,144	1,153	3/31/2027
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.75% floor, 6.75% EOT payment)	6/16/2023	2,416	2,417	2,417	5/31/2026
Virtual Facility, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 10.50% floor, 8.50% EOT payment)(2)	12/1/2023	1,000	976	976	6/1/2027
Total Business/Productivity Software - 10.37%*			30,263	30,110	30,139

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	3,179	3,125	3,015	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	2,649	2,604	2,513	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	1,060	1,042	1,006	2/28/2026
			6,888	6,771	6,534
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	110	110	110	10/31/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	300	297	297	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)(2)	5/11/2023	1,000	1,000	1,000	11/30/2025
			1,410	1,407	1,407
Total Computer Hardware - 2.73%*			8,298	8,178	7,941

Consumer Finance
Activehours, Inc.	Revolver (Prime + 4.25% interest rate, 8.50% floor)(2)	12/30/2022	—	—	—	12/30/2025
Total Consumer Finance - —%*			—	—	—

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,038	1,038	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	927	959	959	10/31/2025
			1,927	1,997	1,997
Trueskin GmbH(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 8.25% EOT payment)(2)	1/9/2023	1,077	1,093	1,120	1/31/2026
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)(2)	5/18/2022	372	371	57	11/30/2024
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	6/9/2022	248	251	38	3/31/2025
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	8/5/2022	371	374	57	5/31/2025
			991	996	152
Total Consumer Non-Durables - 1.13%*			3,995	4,086	3,269

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	781	784	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	250	257	258	12/31/2024
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	875	886	890	3/31/2025
			1,875	1,924	1,932
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)(2)	10/13/2022	2,520	2,523	2,825	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,512	1,513	1,694	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,642	1,644	1,836	4/30/2026
			5,674	5,680	6,355
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	4/14/2022	723	724	401	4/30/2025
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	7/14/2022	268	266	154	7/31/2025
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	11/14/2022	69	67	37	11/30/2025
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	3/15/2023	529	502	262	3/31/2026
			1,589	1,559	854
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	6/27/2022	322	325	108	3/31/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	8/12/2022	107	108	36	5/31/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	12/9/2022	215	213	72	9/30/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	3/1/2023	322	318	108	11/30/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 13.25% floor, 5.25% EOT payment)(2)	10/5/2023	11	11	3	10/31/2023
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 5.25% EOT payment)(2)	12/11/2023	18	18	6	12/31/2023
			995	993	333
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	302	314	313	9/30/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	4,800	4,864	4,809	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	2,250	2,277	2,251	6/30/2025
			7,352	7,455	7,373
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	1,250	1,274	1,034	7/31/2025
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	10/21/2022	1,250	1,263	977	10/31/2025
			2,500	2,537	2,011
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	22	23	23	4/30/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	56	58	58	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	369	383	383	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	372	369	369	4/30/2026
			819	833	833
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 7.75% EOT payment)	8/12/2021	3,532	3,691	3,605	8/31/2025
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 6.00% EOT payment)(2)	5/26/2022	3,000	3,066	3,004	5/31/2025
			6,532	6,757	6,609
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,757	1,705	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,491	3,388	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	5,300	5,118	2/28/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	5,297	5,116	2/28/2025
			15,000	15,845	15,327
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,252	1,303	1,290	7/31/2024
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	4,817	4,830	4,741	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/17/2022	1,000	1,005	990	8/31/2026
			7,069	7,138	7,021
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)(2)	12/28/2022	2,000	2,012	1,968	12/31/2025
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	1,666	577	577	12/31/2026
MA Micro Limited(1)(3)	Convertible Note(2)(9)	12/31/2023	1,666	1,085	1,085	12/31/2028
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	555	474	474	12/31/2028
			3,887	2,136	2,136
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	560	490	461	12/31/2026
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	314	273	275	12/31/2026
			874	763	736
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	588	584	584	6/30/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	203	203	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	172	168	168	2/28/2027
			967	955	955
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	196	3/25/2023
Spinn, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	500	8/31/2024
Total Consumer Products and Services - 18.98%*			58,277	57,763	55,139

Cultivation
May Acquisitions Limited1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	3,887	1,221	1,204	10/31/2028

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
May Acquisitions Limited1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	15	15	5	10/31/2028
May Acquisitions Limited1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	349	109	108	10/31/2028
Total Cultivation - 0.45%*			4,251	1,345	1,317

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.50% EOT payment)	9/29/2021	8,750	8,552	8,552	11/30/2027
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,154	10,154	6/30/2027
TFG Holding, Inc.(7)	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,433	4,714	4,300	12/31/2023
TFG Holding, Inc.(7)	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	2,955	3,006	2,887	12/31/2024
TFG Holding, Inc.(7)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)	3/31/2022	986	1,000	958	9/30/2025
			8,374	8,720	8,145
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,824	6,824	11/30/2024
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	1,000	1,018	1,018	12/31/2025
			7,500	7,842	7,842
Total E-Commerce - Clothing and Accessories - 11.94%*			34,624	35,268	34,693

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/6/2021	1,669	1,669	1,649	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/21/2021	263	272	269	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	8/10/2021	315	326	322	8/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	10/6/2021	1,458	1,505	1,484	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	11/2/2021	947	975	960	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	11/2/2021	2,540	2,615	2,576	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	12/28/2021	848	870	860	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	12/28/2021	324	332	329	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	12/28/2021	57	58	58	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	1,836	1,877	1,854	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	700	709	699	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	263	267	263	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	1,710	1,705	1,676	3/31/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	3,078	3,057	3,005	4/30/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	184	182	178	6/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	180	173	173	10/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	1,369	1,315	1,315	11/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	104	100	100	12/31/2026
Forum Brands, LLC	Growth Capital Loan(9)	6/16/2021	2,179	2,179	1,573	12/31/2026
			20,024	20,186	19,343
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,649	1,640	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	771	766	6/30/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,636	1,624	8/31/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	2/17/2023	3,635	3,634	3,575	8/31/2025
			7,491	7,690	7,605
Total E-Commerce - Personal Goods - 9.28%*			27,515	27,876	26,948

Energy
Arcadia Power, Inc.	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)(2)	5/6/2022	5,000	5,098	4,994	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	6/29/2022	5,000	5,034	4,946	12/31/2026
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	2,610	2,729	2,709	12/31/2024
Total Energy - 4.35%*			12,610	12,861	12,649

Entertainment Software
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 6.25% PIK interest rate, 13.75% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	1,002	987	4/30/2025
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	7/28/2023	75	75	73	7/1/2026
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	11/20/2023	50	50	50	7/1/2026
			1,125	1,127	1,110
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/17/2022	2,851	2,880	2,872	5/31/2025
Total Entertainment Software - 1.37%*			3,976	4,007	3,982

Financial Software
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 6.75% floor)	4/6/2022	151	150	150	10/31/2024
Parker Group Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 8.25% EOT payment)	4/6/2022	629	661	661	4/30/2025
			780	811	811
Wisetack, Inc.(1)	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 6.75% EOT payment)	4/3/2023	5,000	4,960	4,960	10/31/2026
Total Financial Software - 1.99%*			5,780	5,771	5,771

Food Products
AllPlants Ltd(1)(3)	Revolver (Prime + 2.50% interest rate, 9.50% floor, 5.00% EOT payment)(2)	5/24/2021	1,291	1,338	1,213	4/30/2024
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	173	185	169	7/31/2025
AllPlants Ltd(1)(3)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 8.00% EOT payment)(2)	9/1/2022	901	925	1,017	8/31/2026
Total Food Products - 0.83%*			2,365	2,448	2,399

Healthcare Services
Petfolk, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	1/18/2023	213	210	210	1/31/2027
Petfolk, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	5/19/2023	176	174	174	5/31/2027
Petfolk, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	5/19/2023	177	174	174	5/31/2027
Petfolk, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	8/16/2023	247	242	242	8/31/2027
Petfolk, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	10/6/2023	187	184	184	10/31/2027
Petfolk, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	10/6/2023	39	38	38	10/31/2027
Petfolk, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	12/12/2023	147	144	144	12/31/2027
Petfolk, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	12/12/2023	150	147	147	12/31/2027
			1,336	1,313	1,313

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Openloop Health Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)(2)	6/22/2023	2,000	1,958	1,958	6/30/2026
Openloop Health Inc.	Revolver (Prime + 1.50% interest rate, 9.25% floor, 3.25% EOT payment)(2)	6/22/2023	2,000	2,002	2,002	6/16/2024
Openloop Health Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)(2)	11/20/2023	3,000	2,865	2,865	11/30/2026
			7,000	6,825	6,825
Total Healthcare Services - 2.80%*			8,336	8,138	8,138

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,425	5,343	12/31/2024
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment	7/14/2023	5,000	4,843	4,843	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% PIK interest rate, 11.00% floor, 6.00% EOT payment)(2)	6/12/2023	8,614	8,707	8,707	6/12/2027
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% PIK interest rate, 11.00% floor, 6.00% EOT payment)(2)	6/14/2023	648	637	637	6/12/2027
			9,262	9,344	9,344
Total Healthcare Technology Systems - 6.72%*			19,262	19,612	19,530

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	1/11/2023	3,000	3,003	3,003	1/11/2025
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	9/22/2023	281	279	279	1/11/2025
Total Human Capital Services - 1.13%*			3,281	3,282	3,282

Information Services (B2C)
Tempus Ex Machina, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.25% EOT payment)(2)	5/4/2023	2,000	2,003	2,003	2/28/2027
Tempus Ex Machina, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 11.25% floor, 5.50% EOT payment)(2)	5/4/2023	7,000	6,980	6,980	5/31/2027
Total Information Services (B2C) - 3.09%*			9,000	8,983	8,983

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	5/27/2020	5,000	5,207	5,257	1/31/2027
GoEuro Corp.(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	5/27/2020	2,500	2,603	2,629	1/31/2027
Total Infrastructure - 2.71%*			7,500	7,810	7,886

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	495	495	12/31/2025
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	3/24/2023	500	491	491	3/31/2026
			1,000	986	986
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	8,343	8,343	2/28/2025
Total Life and Health Insurance - 3.21%*			9,000	9,329	9,329

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (1.50% cash interest rate + 6.50% PIK, 15.50% floor, 8.50% EOT payment)	7/1/2021	2,373	2,482	2,432	7/31/2025
Total Medical Software and Information Services - 0.84%*			2,373	2,482	2,432

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	5,000	4,988	4,988	3/31/2027
Spire Animation Studios, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 6.87% EOT payment)	8/12/2021	782	874	860	2/29/2024
Spire Animation Studios, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor,, 7.13% EOT payment)	9/30/2021	534	576	568	3/31/2024
			1,316	1,450	1,428
Total Multimedia and Design Software - 2.21%*			6,316	6,438	6,416

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Network Management Software
Skyflow Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 9.75% floor, 4.50% EOT payment)	10/2/2023	4,545	4,497	4,497	10/1/2026
Skyflow Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 13.00% floor, 4.50% EOT payment)	10/2/2023	455	450	450	10/1/2026
Total Network Management Software - 1.70%*			5,000	4,947	4,947

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	512	501	9/30/2025
Jerry Services, Inc.	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	500	501	498	6/30/2026
			1,000	1,013	999
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	3,075	3,110	3,110	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	10/5/2022	1,463	1,472	1,472	10/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment(2)	5/1/2023	450	446	446	4/30/2026
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 13.75% floor, 5.00% EOT payment(2)	7/31/2023	500	494	494	7/31/2026
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 14.25% floor, 5.00% EOT payment(2)	12/20/2023	750	734	734	12/31/2026
			6,238	6,256	6,256
Total Other Financial Services - 2.50%*			7,238	7,269	7,255

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,659	2,462	9/30/2025
Common Living Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,948	4,584	9/30/2025
			7,242	7,607	7,046
Homelight, Inc.	Growth Capital Loan (17.25% interest rate)(2)	12/30/2022	500	494	490	12/31/2026
Homelight, Inc.	Growth Capital Loan (18.00% interest rate)(2)	5/22/2023	250	246	244	5/31/2027
			750	740	734
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	4,000	4,163	4,016	6/30/2026
Homeward, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)(2)	12/30/2022	4,000	4,007	3,971	12/31/2024
			8,000	8,170	7,987
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/25/2022	1,000	1,031	1,031	5/31/2025
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	12/27/2022	1,000	1,007	1,007	12/31/2025
Mynd Management, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.50% floor, 4.00% EOT payment)	6/29/2023	8,000	7,978	7,978	12/31/2025
			10,000	10,016	10,016
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	258	256	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	822	813	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	227	225	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	109	108	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	455	450	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	215	213	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	156	154	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,409	1,395	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	780	772	12/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	175	173	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	119	118	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	307	304	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,134	1,119	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	1,012	999	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	221	218	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	202	199	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	101	100	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	150	147	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	362	355	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	565	554	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	5/23/2023	240	238	232	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	5/23/2023	434	430	421	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2023	720	715	699	5/31/2026
			9,978	10,162	10,024
Total Real Estate Services - 12.32%*			35,970	36,695	35,807

Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% PIK interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	885	900	896	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	962	988	980	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,294	1,329	1,318	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,553	1,595	1,582	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,553	1,595	1,582	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	777	797	791	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 9.00% PIK interest rate, 17.50% floor, 4.00% EOT payment(2)	12/18/2023	108	109	108	3/1/2024
Total Social/Platform Software - 2.50%*			7,132	7,313	7,257

Total Debt Investments - 129.08%*			$382,144	$383,570	$375,025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$578
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	197
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	6,747	58	20
Total Aerospace and Defense - 0.30%*				311	871

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,163	10	14
Parsable, Inc.	Preferred Stock(2)	8/29/2023	165,100	61	23
Total Application Software - 0.01%*				71	37

Business Applications Software
Blueboard Inc.	Common Stock	3/11/2021	209,302	42	25
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	101
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	576
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	144
				450	720
Morty, Inc.	Preferred Stock	10/1/2021	88,980	66	4
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	151
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	29
Total Business Applications Software - 0.38%*				781	1,093

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	32
Cardless Inc.	Common Stock	11/18/2021	12,903	28	7
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	160
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	10
				125	170
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	32
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	53
Certamen Ventures Inc.	Preferred Stock	12/15/2023	538,703	205	205
				332	290
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	42
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	205
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	23
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	16
				374	244
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	5/4/2022	108,238	26	9
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock	12/16/2022	51,590	308	166
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	27
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	10
				34	37
Total Business Products and Services - 0.40%*				1,553	1,159

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	140
Total Business to Business Marketplace - 0.05%*				156	140

Business/Productivity Software
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	14
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	105,723	40	40

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
				54	54
FireHydrant, Inc.	Preferred Stock	5/23/2023	113,050	115	125
Highbeam, Inc.	Common Stock(2)	2/10/2023	37,361	2	2
Idelic Inc.	Preferred Stock	12/10/2021	30,551	46	11
Idelic Inc.	Preferred Stock(2)	11/15/2023	36,661	13	13
				59	24
Luxury Presence, Inc.	Preferred Stock(2)	9/20/2023	7,734	40	25
Machinify, Inc.	Common Stock(2)	8/25/2023	27,040	36	36
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	41
Manufactured Networks, Inc.	Preferred Stock(2)	9/13/2023	73,666	25	22
				114	63
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	21
OnSiteIQ, Inc.	Common Stock	6/16/2023	102,864	14	64
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
Virtual Facility, Inc.	Preferred Stock(2)	10/3/2023	54,775	16	16
Total Business/Productivity Software - 0.15%*				457	434

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	21
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	40
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	13,940	92	32
Total Computer Hardware - 0.07%*				250	202

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	319
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	40
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	96
				225	455
Cherry Technologies Inc.	Preferred Stock	11/23/2021	77,891	195	432
The Aligned Company	Preferred Stock	10/21/2021	17,564	50	574
The Aligned Company	Preferred Stock	4/1/2022	569	8	6
				58	580
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	108
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.55%*				576	1,605

Consumer Non-Durables
Athletic Greens International, Inc.	Preferred Stock(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock(2)	12/18/2023	24,510	155	155
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Total Consumer Non-Durables - 0.06%*				198	181

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	13,587	10	10
The Black Tux Holdings, Inc.	Preferred Stock	11/5/2021	142,939	139	460
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares(2)	10/7/2022	192	9	4
Dance Gmbh(1)(3)	Preferred Stock(2)	3/31/2022	35	37	8

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Dance Gmbh(1)(3)	Preferred Stock(2)	2/21/2023	45	21	11
				58	19
Elektra Mobility Inc.(11)	Preferred Stock(2)	5/6/2022	—	—	—
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ever/Body, Inc.	Preferred Stock	9/7/2021	281,262	138	45
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	25
Flink SE(1)(3)	Common Stock(2)	4/13/2022	18	23	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	9
Good Eggs, Inc.	Preferred Stock	8/12/2021	83,265	142	12
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	—
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	—
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	—
				130	—
Immersive Group Gaming LTD(1)	Preferred Stock(2)	7/12/2021	451,039	115	86
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	7/24/2023	14,763	538	81
Lower Holding Company	Preferred Stock	12/28/2022	36,608	47	7
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	9/29/2023	14,709	26	27
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	15,000	—	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	45,000	79	83
				125	110
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock(2)	8/25/2023	31,796	118	118
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	30
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	—
Tempo Interactive Inc.	Preferred Stock	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Total Consumer Products and Services - 0.40%*				1,831	1,158

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	233
Total Database Software - 0.09%*				116	254

E-Commerce - Clothing and Accessories
Dia Styling Co.(11)	Preferred Stock(2)	6/30/2022	—	—	—
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	114
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	194
				411	308
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	143
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	—
TFG Holding, Inc.	Common Stock	3/31/2022	9,360	26	—
				275	—
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	305
Total E-Commerce - Clothing and Accessories - 0.26%*				1,101	756

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock	7/6/2021	14,143	149	204
Forum Brands, LLC	Preferred Stock	12/23/2021	12,964	188	192
Forum Brands, LLC	Preferred Stock	10/11/2023	2,829	42	42
				379	438
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	563
Total E-Commerce - Personal Goods - 0.34%*				968	1,001

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	133
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	52
				194	185
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	1,035
Total Energy - 0.42%*				231	1,220

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	—
Encore Music Technologies, Inc.	Preferred Stock(2)	5/16/2023	4,475	1	—
				16	—
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	62
Total Entertainment Software - 0.02%*				76	62

Financial Software
Parker Group Inc.	Common Stock	4/6/2022	2,667	9	9
Wisetack, Inc.(1)	Common Stock	12/21/2022	23,086	84	57
Zolve Innovations Inc.	Preferred Stock	7/28/2022	3,172	9	9
Total Financial Software - 0.03%*				102	75

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	4,635	77	39
Total Food Products - 0.01%*				77	39

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	5
Total General Media and Content - 0.00%*				5	5

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	11,186	51	60
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	30
OpenLoop Health, Inc.	Preferred Stock(2)	11/20/2023	16,779	89	89
				165	179
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	96,516	42	42
Pet Folk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	29
Wispr AI, Inc.(11)	Preferred Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 0.16%*				258	467

Healthcare Technology Systems
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	8
K Health, Inc.	Common Stock	7/14/2023	61,224	187	187
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.21%*				827	618

Household Products
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	—
Total Household Products - 0.00%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	713

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	18
				109	731
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.38%*				307	1,098

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Tempus Ex Machina, Inc.	Preferred Stock(2)	5/1/2023	53,879	38	38
Total Information Services (B2C) - 0.06%*				192	173

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	93
GoEuro Corp.(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	105
GoEuro Corp.(1)(3)	Preferred Stock(2)	9/29/2023	3,902	167	167
Total Infrastructure - 0.13%*				322	365

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	28
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	7
Total Life and Health Insurance - 0.05%*				120	142

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock(2)	2/28/2023	175,000	44	2
Total Medical Software and Information Services - 0.00%*				92	2

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	90
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	—
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	—
				185	—
Total Multimedia and Design Software - 0.03%*				262	90

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock	6/26/2023	19,441	31	6
Total Network Management Software - 0.06%*				211	186

Other Financial Services
Aven Holdings(1)	Common Stock	5/16/2023	35,857	361	343
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	2,235	8	5
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	128
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	28
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	3
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	6
				71	37
Total Other Financial Services - 0.18%*				613	513

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	2,446	8	1
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	18

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	113
Mynd Management, Inc.	Preferred Stock	5/25/2022	1,544	1	1
Mynd Management, Inc.	Preferred Stock	6/29/2023	16,471	11	11
				95	125
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	287
Total Real Estate Services - 0.75%*				954	2,192

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	113
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	113
				60	226
Total Social/Platform Software - 0.09%*				103	251

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	14,621	—	—
Appex Group, Inc.(11)	Preferred Stock(2)	4/14/2022	—	—	—
				—	—
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	223
Total Software Development Applications - 0.08%*				65	223

Total Warrant Investments - 5.82%*				$13,419	$16,915

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	111
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	272	264
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	481
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.34%*				1,100	1,000

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	112
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	6
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	64
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	25
				595	95
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.19%*				1,150	556

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	217
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	157
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	366
Total Business to Business Marketplace - 0.25%*				950	740

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	151
Total Consumer Finance - 0.05%*				100	151

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	141
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	55
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	6
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	6
				331	12
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,688	375	328
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,575	75	95
				450	423
Pair Eyewear, Inc.	Preferred Stock(2)	3/16/2023	48,598	250	250
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/27/2023	1,880	10	10
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.45%*				1,793	1,313

Cultivation
May Acquisitions Limited(1)(3)	Preferred Stock(2)	12/29/2023	8,750	—	—
Total Cultivation - 0.00%*				—	—

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	31
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	57
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	80
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	60
				106	197
Total E-Commerce - Personal Goods - 0.08%*				196	228

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.10%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	174
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	941
Total Energy - 0.38%*				867	1,115

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	150
Total Financial Services -0.05%*				150	150

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products -0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.03%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	285
Total Healthcare Services - 0.16%*				720	473

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.05%*				150	150

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	133
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	103
Total Infrastructure - 0.08%*				161	236

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.03%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	66
Total Multimedia and Design Software - 0.02%*				58	66

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	6
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	817
Total Other Financial Services - 0.28%*				698	823

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	252
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	122
Total Real Estate Services - 0.14%*				592	417

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	303
Total Software Development Applications - 0.10%*				250	303

Total Equity Investments - 2.84%*				$9,444	$8,255

Total Investments in Portfolio Companies - 137.74%*(4)(5)				$406,433	$400,195

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM	$45,013	$45,013
Total Cash Equivalents - 15.49%*			$45,013	$45,013

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Loss
British Pound Sterling (GBP)	2/1/2024	Zions Bancorporation, N.A.	£6,000	Sold	$7,300	$(345)
Euro (EUR)	2/1/2024	Zions Bancorporation, N.A.	€2,000	Sold	$2,127	$(82)
Euro (EUR)	3/28/2024	Zions Bancorporation, N.A.	€1,000	Sold	$1,104	$(3)
Total Foreign Currency Forward Contracts - (0.15)%*					$10,531	$(430)
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
•For each debt investment tied to the Prime rate (“Prime”), as of June 30, 2024 and December 31, 2023, Prime was 8.50% at each date. As of June 30, 2024, approximately 80.7%, or $294.9 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2023, approximately 79.7%, or $304.5 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.

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
June 30, 2024
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
Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. The investment income component of the incentive fee will be subject to a total return requirement, which will provide that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters (the “Trailing Twelve Quarters”) exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the Trailing Twelve Quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the Trailing Twelve Quarters. However, following the occurrence (if any) of an IPO, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the 11 preceding calendar quarters (or if shorter, the number of quarters that have occurred since the IPO, rather than the number of quarters that have occurred since May 27, 2020).
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrual are included in the Company’s consolidated financial statements and summarized in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Base Management and Incentive Fees (in thousands)	2024	2023	2024	2023
Base management fee	$1,548	$1,363	$3,095	$2,711
Income incentive fee	$—	$—	$—	$—
Capital gains incentive fee	$—	$—	$—	$—
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
For the three months ended June 30, 2024 and 2023, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.6 million and $0.5 million, respectively.
For the six months ended June 30, 2024 and 2023, expenses paid or payable by the Company to the Administrator under the Administrative Agreement were $1.2 million and $1.0 million, respectively.
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

•At least 25% of the total dollar value of the Company’s investment portfolio will receive valuation recommendations from an independent third-party valuation firm each quarter, as selected in accordance with the Company’s valuation policy. Each new portfolio investment will be reviewed by an independent third-party valuation firm within 12 months of the date of investment, and thereafter will be reviewed by an independent third-party valuation firm no later than the fourth quarter following its most recent inclusion in such review process. However, a valuation review by an independent third-party valuation firm is not required for an investment whose total dollar value is less than 1% of the total dollar value of the Company’s aggregate investment portfolio (up to an aggregate of 10% of the total dollar value of the Company’s aggregate investment portfolio) or for those assets that the Board and/or Audit Committee has agreed to waive from such requirement.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of June 30, 2024 and December 31, 2023. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$353,000	$353,000	$—	$—	$375,025	$375,025
Warrant investments	—	—	18,378	18,378	—	—	16,915	16,915
Equity investments	—	—	10,828	10,828	—	—	8,255	8,255
Total portfolio company investments	$—	$—	$382,206	$382,206	$—	$—	$400,195	$400,195
Derivative instruments(1)	—	(64)	—	(64)	—	(430)	—	(430)
Total investments, including derivative instruments	$—	$(64)	$382,206	$382,142	$—	$(430)	$400,195	$399,765
_______________
(1)Derivative instruments are carried at fair value and a level 2 security within the Company’s fair value hierarchy.
The following table shows information about Level 3 portfolio company investments measured at fair value for the six months ended June 30, 2024 and 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2024
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2023	$375,025	$16,915	$8,255	$400,195
Funding and purchases of investments, at cost	59,341	1,958	1,943	63,242
Principal payments and sale proceeds received from investments	(74,996)	(6)	—	(75,002)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,049	—	—	3,049
Realized losses on investments	(6,443)	(368)	—	(6,811)
Net change in unrealized gains (losses) included in earnings	(4,157)	(95)	(7)	(4,259)
Payment-in-kind coupon	1,792	—	—	1,792
Transfers between investments	(611)	(26)	637	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of June 30, 2024	$353,000	$18,378	$10,828	$382,206

Net change in unrealized losses on Level 3 investments held as of June 30, 2024	$(5,670)	$118	$(7)	$(5,559)

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2023
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2022	$413,558	$18,445	$9,366	$441,369
Funding and purchases of investments, at cost	59,057	1,081	780	60,918
Principal payments and sale proceeds received from investments	(34,412)	—	—	(34,412)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,695	—	—	3,695
Realized losses on investments	(18,083)	(1,087)	(500)	(19,670)
Net change in unrealized gains (losses) included in earnings	(4,247)	(829)	(518)	(5,594)
Payment-in-kind coupon	1,779	—	—	1,779
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of June 30, 2023	$421,347	$17,610	$9,128	$448,085

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2023	$(10,427)	$(830)	$(518)	$(11,775)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the six months ended June 30, 2024 or the six months ended June 30, 2023.
Realized gains and losses are included in “net realized losses on investments” in the consolidated statements of operations.
For the three months ended June 30, 2024 and 2023, the Company recognized net realized losses of $3.3 million and $19.0 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized net realized losses of $7.0 million and $18.5 million, respectively.
Unrealized gains and losses are included in “net change in unrealized losses on investments” in the consolidated statements of operations.
Net change in unrealized losses for the three months ended June 30, 2024 and 2023 totaled $1.7 million and $0.2 million, respectively, resulting primarily from market rate adjustments and foreign currency adjustments. Net change in unrealized losses for the six months ended June 30, 2024 and 2023 totaled $3.9 million and $5.5 million, respectively.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of June 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$337,639	Discounted Cash Flows	Discount Rate	11.27% - 42.44%	18.88%
	15,361	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	0.00% - 100.00%	89.37%
Warrant investments	18,378	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	5.55x
			Volatility	35.00% - 90.00%	63.60%
			Term	0.50 - 5.50 Years	3.45 Years
			Risk Free Rate	0.17% - 5.03%	2.98%
Equity investments	10,828	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	61.87%
			Term	1.75 - 4.00 Years	3.18 Years
			Risk Free Rate	0.46% - 4.86%	3.12%
			Revenue Multiples	0.70x - 11.00x	3.80x
Total portfolio company investments	$382,206

Level 3 Investments (dollars in thousands)	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$366,489	Discounted Cash Flows	Discount Rate	11.71% - 44.09%	19.76%
	8,536	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	30.00% - 100.00%	72.26%
Warrant investments	16,915	Black Scholes Option Pricing Model	Revenue Multiples	0.18x - 56.90x	6.91
			Volatility	45.00% - 90.00%	65.07%
			Term	0.50 - 5.50 Years	3.47 Years
			Risk Free Rate	0.17% - 5.03%	2.93%
Equity investments	8,255	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	59.60%
			Term	1.75 - 4.00 Years	3.28 Years
			Risk Free Rate	0.46% - 4.86%	3.04%
			Revenue Multiples	1.09x - 14.00x	4.94x
Total portfolio company investments	$400,195
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The notional amounts as of June 30, 2024 and December 31, 2023, as shown in the Consolidated Schedule of Investments, are representative of the average volume throughout the six months ended June 30, 2024 and year ended December 31, 2023, respectively. The following table shows a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of June 30, 2024 and December 31, 2023:

		Fair Value as of
Derivative Instrument	Statement Location	June 30, 2024	December 31, 2023
Foreign currency forward contracts	Other accrued expenses and liabilities	$(67)	$(430)
Foreign currency forward contracts	Prepaid expenses and other assets	3	—
Total		$(64)	$(430)
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during six months ended June 30, 2024 and 2023 are in the following locations in the Consolidated Statements of Operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instrument	Statement Location	2024	2023	2024	2023
Foreign currency forward contracts	Net realized losses on investments	$113	$—	$(216)	$—
Foreign currency forward contracts	Net change in unrealized losses on investments	(103)	—	366	—
Total		$10	$—	$150	$—
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables show the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$3	$—	$—	$—	$3
Total	$3	$—	$—	$—	$3

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$(67)	$—	$—	$—	$(67)
Total	$(67)	$—	$—	$—	$(67)

As of December 31, 2023
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$(430)	$—	$—	$—	$(430)
Total	$(430)	$—	$—	$—	$(430)
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of June 30, 2024 and December 31, 2023:

Liability (in thousands)	June 30, 2024			December 31, 2023
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	$68,500	$181,500	$250,000	$87,500	$162,500
2027 Notes	75,000	75,000	—	75,000	75,000	—
Total	$325,000	$143,500	$181,500	$325,000	$162,500	$162,500
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Interest Expense and Amortization of Fees (in thousands)	2024	2023	2024	2023
Revolving Credit Facility
Interest cost	$2,354	$2,540	$4,435	$4,913
Unused fee	203	264	409	529
Amortization of costs and other fees	245	323	495	515
Revolving Credit Facility Total	$2,802	$3,127	$5,339	$5,957

2027 Notes
Interest cost	$1,099	$1,099	$2,198	$2,198
Amortization of costs and other fees	46	43	90	85
2027 Notes Total	$1,145	$1,142	$2,288	$2,283

Total interest expense and amortization of fees	$3,947	$4,269	$7,627	$8,240
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. As of June 30, 2024, commitments available total $250.0 million from four lenders—DBNY, MUFG, KeyBank National Association (“KeyBank”) and TIAA, FSB—subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
The revolving period under the Credit Facility is scheduled to expire on July 15, 2025, subject to an extension with the consent of the lenders and early termination if an event of default occurs or other adverse events, specified in the Receivables Financing Agreement, occur. The scheduled maturity date for the Credit Facility is January 15, 2027, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50% and are subject to certain minimum principal utilization amounts during the revolving period. As of June 30, 2024, the applicable margin is equal to 3.25% during the revolving period and increases to 4.25% during the amortization period.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the Credit Facility.
As of June 30, 2024 and December 31, 2023, the Company had outstanding borrowings under the Credit Facility of $68.5 million and $87.5 million, respectively, excluding deferred credit facility costs of $2.5 million and $3.0 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three months ended June 30, 2024 and 2023, the Company had average outstanding borrowings under the Credit Facility of $89.0 million and $110.6 million, respectively, at a weighted average interest rate of 8.57% and 8.25%, respectively. During the six months ended June 30, 2024 and 2023, the Company average outstanding borrowings under the Credit Facility of $88.3 million and $109.8 million, respectively, at a weighted average interest rate of 8.58% and 8.07%, respectively. As of June 30, 2024 and December 31, 2023, $236.6 million and $255.0 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility.

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
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and minimum stockholders’ equity of $142.8 million, as adjusted upward by an amount equal to 65% of the net proceeds from the issuance of shares of the Company’s common stock subsequent to December 31, 2021. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.6 million and $0.6 million of deferred issuance cost as of June 30, 2024 and December 31, 2023, respectively, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of June 30, 2024 and December 31, 2023, the fair value of the 2027 Notes was $71.0 million and $71.3 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of June 30, 2024 and December 31, 2023:

Liability (in thousands)	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$68,500	$68,500	$—	$—	$87,500	$87,500
2027 Notes	—	—	70,996	70,996	—	—	71,333	71,333
Total	$—	$—	$139,496	$139,496	$—	$—	$158,833	$158,833
Note 7. Commitments and Contingencies
Commitments
As of June 30, 2024 and December 31, 2023, the Company’s unfunded commitments totaled $58.2 million to 17 portfolio companies and $72.2 million to 25 portfolio companies, respectively, of which $44,000 and $6.3 million, respectively, were dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Activehours, Inc.	$10,000	$41	$10,000	$—
Etched.ai, Inc.	10,000	350	—	—
Karat Financial Technologies, Inc.	6,719	84	6,719	84
Cresta Intelligence, Inc.	5,000	16	—	—
Machinify, Inc.	5,000	58	5,000	58
Luxury Presence, Inc.	4,500	63	6,000	65
Thoughtful Automation, Inc.	4,061	39	—	—
JOKR	3,748	238	3,748	238
Headout Inc.	2,649	20	—	—
Earth Funeral Group, Inc.	2,570	66	—	—
Overtime Sports, Inc.	1,143	8	1,143	8
Substack, Inc.	1,000	13	1,000	13
Highbeam, Inc.	948	4	813	10
Idelic, Inc.	400	4	1,200	7
Flashparking, Inc.	250	1	—	—
Worldwide Freight Logistics Ltd.	191	4	345	10
Ephemeral Solutions, Inc.	44	1	—	—
Dance GmbH	—	8	—	—
Encore Music Technologies, Inc.	—	2	—	1
Perry Health, Inc.	—	—	8,000	97
Ever/Body Inc.	—	—	6,200	102
Prose Beauty, Inc.	—	—	6,000	215
Placemakr, Inc.	—	—	5,000	168
Parsable, Inc.	—	—	2,667	37
Firemaps, Inc.	—	—	2,000	43
FireHydrant, Inc.	—	—	1,200	29
McN Investments Ltd.	—	—	1,000	5
Pair Eyewear, Inc.	—	—	1,000	10
Tempus Ex Machina, Inc.	—	—	1,000	—
Virtual Facility, Inc.	—	—	1,000	—
Construction Finance Corporation	—	—	575	10
OnSiteIQ, Inc.	—	—	334	5
Forum Brands, LLC	—	—	147	5
Allplants LTD	—	—	102	4
Total	$58,223	$1,020	$72,193	$1,224
_______________
(1)As of June 30, 2024 and December 31, 2023, the Company did not have any backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commitments Activity (in thousands)	2024	2023	2024	2023
Unfunded commitments at beginning of period(1)	$50,716	$105,430	$72,193	$142,102
New commitments(1)	44,302	57,776	68,438	69,220
Fundings	(32,996)	(45,413)	(61,602)	(59,724)
Expirations / Terminations	(3,800)	(29,692)	(20,803)	(63,606)
Foreign currency adjustments	1	37	(3)	146
Unfunded commitments and backlog of potential future commitments at end of period	$58,223	$88,138	$58,223	$88,138
Backlog of potential future commitments	—	—	—	—
Unfunded commitments at end of period	$58,223	$88,138	$58,223	$88,138
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of June 30, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	June 30, 2024	December 31, 2023
Dependent on milestones	$44	$6,300
Expiring during:
2024	31,050	64,331
2025	16,923	7,862
2026	10,250	—
Unfunded commitments	$58,223	$72,193
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of June 30, 2024 and December 31, 2023, the Company did not have any backlog of potential future commitments.
Note 8. Financial Highlights
The following table shows the financial highlights for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
Financial Highlights (in thousands, except share and per share data)	2024	2023
Per Share Data(1)
Net asset value at beginning of period	$12.24	$14.00
Changes in net asset value due to:
Net investment income	0.81	1.10
Net realized gains/(losses) on investments	(0.29)	(0.91)
Net change in unrealized losses on investments	(0.16)	(0.28)
Distributions to common shareholders	(0.47)	(0.42)
Net asset value at end of period	$12.13	$13.49

Net investment income per common share	0.81	$1.10
Net increase in net assets resulting from operations per common share	$0.35	$(0.08)
Weighted average shares of common stock outstanding for period	23,689,363	20,297,200
Shares of common stock outstanding at end of period	23,689,363	20,297,200

Ratios / Supplemental Data(2)
Net asset value at end of period	$287,812	$274,396
Average net asset value	$290,657	$287,785
Total return based on net asset value per share(3)	2.9%	(0.6)%
Net investment income to average net asset value(4)	13.4%	15.6%
Net increase in net assets to average net asset value(4)	5.8%	(1.2)%
Ratio of expenses to average net asset value(4)	9.3%	9.1%
Operating expenses excluding incentive fees to average net asset value(4)	9.3%	9.1%
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
(3)Total return based on NAV is the change in ending NAV per common share plus distributions per common share paid during the period by the beginning NAV per common share. Total return does not reflect sales charges that may be incurred by stockholders. The total return is for the period presented and is not annualized.
(4)Percentage is presented on an annualized basis.
The following table shows the weighted average portfolio yield on debt investments for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
Ratios (Percentages, on an annualized basis)(1)	2024	2023
Weighted average portfolio yield on debt investments(2)	15.6%	16.4%
Coupon income	11.8%	12.7%
Accretion of discount	1.0%	1.4%
Accretion of end-of-term payments	1.7%	1.9%
Impact of prepayments during the period	1.1%	0.4%
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
(2)The weighted average portfolio yields on debt investments reflected above do not represent actual investment returns to the Company's shareholders.
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Share Information (in thousands, except share and per share data)	2024	2023	2024	2023
Net investment income	$9,668	$10,992	$19,306	$22,328
Net increase (decrease) in net assets resulting from operations	4,655	$(8,264)	8,436	(1,682)
Basic and diluted weighted average shares of common stock outstanding	23,689,363	20,297,200	23,689,363	20,297,200
Basic and diluted net investment income per share of common stock	$0.41	$0.54	$0.81	$1.10
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.20	$(0.41)	$0.35	$(0.08)
Note 10.    Equity
During each of the three and six months ended June 30, 2024 and 2023, the Company did not issue any shares of common stock through the Company’s private placement offering.
As of both June 30, 2024 and December 31, 2023, the Company had 23,689,363 shares of common stock outstanding. As of both June 30, 2024 and December 31, 2023, the Company had 525 shares of its Series A Preferred Stock outstanding.
As of June 30, 2024, the Company had received capital commitments totaling $386.8 million, of which $354.7 million had been funded, with the Company’s stockholders released from funding obligations for any remaining undrawn capital commitments effective upon the expiration of the Company’s investment period in December 2023, subject to limited exceptions set forth in the stockholders’ subscription agreements with the Company.
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
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to June 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
April 25, 2024	April 29, 2024	May 17, 2024	0.47
		Total cash distributions	$5.89
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three and six months ended June 30, 2024. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Subsequent Events
Distribution
On August 1, 2024, the Board declared a $0.41 per share distribution to the Company’s common stockholders, payable on August 23, 2024 to stockholders of record on August 5, 2024.

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
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the declaration, payment, amount and/or timing of future dividends or distributions.
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

The following tables show certain information relating to the composition of our portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$365,703	$353,000	$(12,703)	223	81
Warrant investments	14,977	18,378	3,401	195	145
Equity investments	12,023	10,828	(1,195)	63	50
Total investments in portfolio companies	$392,703	$382,206	$(10,497)	481	158	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$383,570	$375,025	$(8,545)	228	83
Warrant investments	13,419	16,915	3,496	183	144
Equity investments	9,444	8,255	(1,189)	56	44
Total investments in portfolio companies	$406,433	$400,195	$(6,238)	467	157	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$80,341	21.0%
Business/Productivity Software	34,683	9.1
E-Commerce - Clothing and Accessories	28,461	7.4
Business Products and Services	28,268	7.4
Real Estate Services	26,929	7.0
Business Applications Software	22,125	5.8
E-Commerce - Personal Goods	21,089	5.5
Healthcare Technology Systems	20,751	5.4
Information Services (B2C)	9,373	2.5
Healthcare Services	9,327	2.4
Consumer Non-Durables	9,164	2.4
Computer Hardware	8,973	2.3
Infrastructure	8,828	2.3
Energy	8,469	2.2
Other Financial Services	8,098	2.1
Application Software	6,857	1.8
Social/Platform Software	6,816	1.8
Multimedia and Design Software	6,639	1.7
Financial Software	5,593	1.5
Network Management Software	5,281	1.4
Human Capital Services	4,365	1.1
Entertainment Software	4,096	1.1
Aerospace and Defense	3,898	1.0
Medical Software and Information Services	2,570	0.7
Food Products	2,504	0.7
Environmental Services	1,469	0.4
Cultivation	1,308	0.3
Life and Health Insurance	1,267	0.3
Consumer Finance	1,193	0.3
Business to Business Marketplace	880	0.2
Information Technology	750	0.2
Software Development Applications	735	0.2
Elder and Disabled Care	486	0.1
Database Software	254	0.1
Financial Services	150	*
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Home Furnishings	—	*
Household Products	—	*
Total portfolio company investments	$382,206	100.0%

_______________
*Amount represents less than 0.05% of total investments at fair value.

	December 31, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$57,610	14.4%
Real Estate Services	38,416	9.6
E-Commerce - Clothing and Accessories	35,449	8.9
Business Products and Services	33,509	8.4
Business Applications Software	30,910	7.7
Business/Productivity Software	30,573	7.6
E-Commerce - Personal Goods	28,177	7.0
Healthcare Technology Systems	20,151	5.0
Energy	14,984	3.7
Life and Health Insurance	9,558	2.4
Information Services (B2C)	9,306	2.3
Healthcare Services	9,078	2.3
Other Financial Services	8,591	2.1
Infrastructure	8,487	2.1
Computer Hardware	8,143	2.0
Social/Platform Software	7,508	1.9
Multimedia and Design Software	6,572	1.6
Financial Software	5,846	1.5
Application Software	5,290	1.3
Network Management Software	5,133	1.3
Aerospace and Defense	4,523	1.1
Human Capital Services	4,380	1.1
Entertainment Software	4,044	1.0
Consumer Non-Durables	3,450	0.9
Food Products	2,488	0.6
Medical Software and Information Services	2,434	0.6
Consumer Finance	1,756	0.4
Cultivation	1,317	0.3
Business to Business Marketplace	880	0.2
Software Development Applications	526	0.1
Elder and Disabled Care	486	0.1
Database Software	254	0.1
Financial Services	150	*
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Household Products	—	*
Total portfolio company investments	$400,195	100.0%
_____________
*Amount represents less than 0.05% of total investments at fair value.
The following table shows the financing product type of our debt investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$330,239	93.6%	$350,862	93.5%
Revolver loans	21,708	6.1	23,078	6.2
Convertible notes	1,053	0.3	1,085	0.3
Total debt investments	$353,000	100.0%	$375,025	100.0%
Growth capital loans in which the borrower held a term loan facility with another lender, with or without an accompanying revolving loan, in priority to our senior lien represented 21.3% and 24.3% of our debt investments at fair value as of June 30, 2024 and December 31, 2023, respectively.

Investment Activity
During the three months ended June 30, 2024, we entered into debt commitments with 3 new and 6 existing portfolio companies totaling $54.3 million, funded debt investments to 15 portfolio companies for $33.0 million in principal value, acquired warrant investments representing $1.5 million of fair value and made direct equity investments of $0.6 million. Debt investments funded during the three months ended June 30, 2024 carried a weighted average annualized portfolio yield of 15.9% at origination.
During the three months ended June 30, 2023, we entered into debt commitments with 7 existing portfolio companies and 8 new portfolio companies totaling $58.0 million, funded debt investments to 19 portfolio companies for $45.7 million in principal value, acquired warrant investments representing $0.9 million of fair value, and made direct equity investments of $35,000. Debt investments funded during the three months ended June 30, 2023 carried a weighted average annualized portfolio yield of 13.6% at origination.
During the six months ended June 30, 2024, we entered into debt commitments with 6 new portfolio companies and 8 existing portfolio companies totaling $78.4 million, funded debt investments to 23 portfolio companies for $62.2 million in principal value, acquired warrant investments representing $2.0 million of fair value, and made direct equity investments of $1.9 million. Debt investments funded during the six months ended June 30, 2024 carried a weighted average annualized portfolio yield of 16.1% at origination.
During the six months ended June 30, 2023, we entered into debt commitments with 9 new portfolio companies and 9 existing portfolio companies totaling $70.0 million, funded debt investments to 39 portfolio companies for $60.8 million in principal value, acquired warrant investments representing $1.1 million of fair value, and made direct equity investments of $0.8 million. Debt investments funded during the six months ended June 30, 2023 carried a weighted average annualized portfolio yield of 15.9%1 at origination.
During the three months ended June 30, 2024, we received $26.7 million of principal prepayments and early repayments from 5 portfolio companies and $19.3 million of scheduled principal amortization. During the three months ended June 30, 2023, we received $18.8 million of principal prepayments and early repayments from 4 portfolio companies and $3.5 million of scheduled principal amortization.
During the six months ended June 30, 2024, we received $39.9 million of principal prepayments and early repayments from 7 portfolio companies and $26.7 million of scheduled principal amortization. During the six months ended June 30, 2023, we received $25.1 million of principal prepayments and early repayments from 7 portfolio companies and $9.3 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Beginning portfolio at fair value	$402,819	$441,998	$400,195	$441,376
New debt investments, net(1)	32,306	44,282	59,341	59,057
Scheduled principal amortization	(19,301)	(3,553)	(26,655)	(9,341)
Principal prepayments and early repayments	(26,702)	(18,761)	(39,898)	(25,071)
Accretion of debt investment fees	1,851	1,712	3,049	3,695
Payment-in-kind coupon	907	1,066	1,792	1,779
New warrant investments	1,523	902	1,958	1,081
New equity investments	550	35	1,942	780
Proceeds and dispositions from investments	(6,675)	—	(8,448)	—
Net realized losses	(3,509)	(19,367)	(6,811)	(19,785)
Net unrealized losses on investments	(1,563)	(229)	(4,259)	(5,486)
Ending portfolio at fair value	$382,206	$448,085	$382,206	$448,085
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

The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commitments and Fundings (in thousands)	2024	2023	2024	2023
Debt Commitments
New portfolio companies	$19,022	$33,250	$33,022	$36,750
Existing portfolio companies	35,280	24,799	45,416	33,294
Total(1)	$54,302	$58,049	$78,438	$70,044

Funded Debt Investments	$32,996	$45,685	$62,237	$60,801

Equity Investments	$550	$35	$1,942	$287
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of June 30, 2024 and December 31, 2023, we did not have any backlog of potential future commitments.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$38,452	10.9%	6	$47,036	12.5%	9
White (2)	254,865	72.2	53	281,114	75.0	54
Yellow (3)	45,046	12.8	12	38,936	10.4	12
Orange (4)	14,601	4.1	9	7,788	2.1	7
Red (5)	36	—	1	151	—	1
Total	$353,000	100.0%	81	$375,025	100.0%	83
As of June 30, 2024 and December 31, 2023, the weighted average credit ranking of our debt investment portfolio was 2.10 and 2.02, respectively.
As of June 30, 2024, we had investments in 11 portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $29.3 million and $20.5 million, respectively. As of December 31, 2023, we had investments in 11 portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $19.9 million and $15.1 million, respectively.

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
For the three months ended June 30, 2024 and 2023, our net increase in net assets resulting from operations was $4.7 million and net decrease in net assets from operations was $8.3 million, respectively, which was comprised of $9.7 million and $11.0 million, respectively, of net investment income and $5.0 million and $19.3 million of net realized and unrealized losses, respectively. On a per common share basis for the three months ended June 30, 2024 and 2023, net investment income was $0.41 and $0.54, respectively, and our net increase in net assets from operations was $0.20 and net decrease in net assets from operations was $0.41, respectively.
For the six months ended June 30, 2024 and 2023, our net increase in net assets resulting from operations was $8.4 million and our net decrease in net assets resulting from operations was $1.7 million, respectively, which was comprised of $19.3 million and $22.3 million, respectively, of net investment income and $10.9 million and $24.0 million of net realized and unrealized losses, respectively. On a per common share basis for the six months ended June 30, 2024 and 2023, net investment income was $0.81 and $1.10, respectively, and our net increase in net assets from operations was $0.35 and net decrease in net assets from operations was $0.08, respectively.
Investment Income
Total investment and other income for the three and six months ended June 30, 2024 was $16.4 million and $32.8 million, respectively. Total investment and other income for the three and six months ended June 30, 2023 was $17.6 million and $35.3 million, respectively.
The decrease in total investment and other income for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, is due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio and a lower weighted average portfolio yield on our income-bearing debt investment portfolio.
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
Total operating expenses for the three and six months ended June 30, 2024 were $6.8 million and $13.5 million, respectively. Total operating expenses for the three and six months ended June 30, 2023 were $6.6 million and $13.0 million, respectively.
Base management fees for the three and six months ended June 30, 2024 were $1.5 million and $3.1 million, respectively. Base management fees for the three and six months ended June 30, 2023 were $1.4 million and $2.7 million, respectively. Base management fees increased during the 2024 periods due to an increase in invested equity, primarily through the issuance of common stock.
We did not incur an income incentive fee for the three and six months ended June 30, 2024, as the income incentive fees were reduced by $1.9 million and $3.8 million, respectively, due to the total return requirement under the Advisory Agreement. We did not incur an income incentive fee for the three and six months ended June 30, 2023, as the income incentive fees were reduced by $2.2 million and $4.5 million, respectively, due to the total return requirement under the Advisory Agreement. We did not incur a capital gains incentive fee during the three and six months ended June 30, 2024 or the three and six months ended June 30, 2023, primarily driven by the current and cumulative realized and unrealized losses we recorded on our investment portfolio during the periods. See “Note 3. Related Party Agreements and Transactions” to our unaudited financial statements with respect to the capital gains incentive fee expense accruals.
For the three and six months ended June 30, 2024, interest and fees on our borrowings totaled $3.9 million and $7.6 million, respectively. For the three and six months ended June 30, 2023, interest and fees on our borrowings totaled $4.3 million and $8.2 million, respectively. Interest and fees decreased during the June 30, 2024 periods primarily due to a decrease in the weighted average borrowings outstanding during the 2024 periods compared to the 2023 periods, partially offset by an increase in the weighted average interest rate on our borrowings during the 2024 periods compared to the 2023 periods.
For the three and six months ended June 30, 2024, expenses under the Administration Agreement and general and administrative expenses totaled $1.3 million and $2.7 million, respectively. For the three and six months ended June 30, 2023, expenses under the Administration Agreement and general and administrative expenses total $1.0 million and $2.1 million, respectively.

Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized losses on investments” in the consolidated statements of operations.
For the three and six months ended June 30, 2024, we recognized net realized losses of $3.3 million and $7.0 million, respectively, primarily due to the write-offs of investments in certain portfolio companies, in addition to foreign currency adjustments. For the three and six months ended June 30, 2023, we recognized net realized losses of $19.0 million and $18.5 million, respectively, primarily due to write-offs of investments in three portfolio companies.
Unrealized gains and losses are included in “net change in unrealized losses on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three and six months ended June 30, 2024 totaled $1.7 million and $3.9 million, respectively, resulting primarily from market rate adjustments and foreign currency adjustments. Net change in unrealized losses during the three months ended June 30, 2023 totaled $0.2 million resulting primarily from market rate adjustments and foreign currency adjustments, offset by the reversal of previously recognized unrealized losses on investments that were written off in the period. Net change in unrealized losses during the six months ended June 30, 2023 totaled $5.5 million, resulting primarily from market rate adjustments and foreign currency adjustments.
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
The following table shows the weighted average annualized portfolio yield on our debt investments, excluding non-income producing investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Ratios (Percentages, on an annualized basis)(1)	2024	2023	2024	2023
Weighted average portfolio yield on debt investments(2)	16.3%	16.8%	15.6%	16.4%
Coupon income	11.7%	13.2%	11.8%	12.7%
Accretion of discount	1.0%	1.0%	1.0%	1.4%
Accretion of end-of-term payments	1.8%	1.9%	1.7%	1.9%
Impact of prepayments during the period	1.8%	0.7%	1.1%	0.4%
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
For the three and six months ended June 30, 2024, our total return based on the change in net asset value was 1.6% and 2.9%, respectively. For the three and six months ended June 30, 2023, our total return based on the change in net asset value was (2.3)% and (0.6)%, respectively. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period. The total return is for the period shown and is not annualized.
The following table shows our return on average total assets and return on average net asset value for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	2024	2023	2024	2023
Net investment income	$9,668	$10,992	$19,306	$22,328
Net increase (decrease) in net assets	$4,655	$(8,264)	$8,436	$(1,682)

Average net asset value(2)	$289,132	$287,235	$290,657	$287,785
Average total assets(2)	$452,592	$477,877	$456,364	$478,723

Net investment income to average net asset value(3)	13.4%	15.3%	13.4%	15.6%
Net increase in net assets to average net asset value(3)	6.5%	(11.5)%	5.8%	(1.2)%

Net investment income to average total assets(3)	8.6%	9.2%	8.5%	9.4%
Net increase in net assets to average total assets(3)	4.1%	(6.9)%	3.7%	(0.7)%
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
As of June 30, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 87.7% of our total assets, as compared to 86.1% of our total assets as of December 31, 2023.
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
Cash Flows
During the six months ended June 30, 2024, net cash provided by operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $19.7 million and net cash used in financing activities, consisting primarily of net repayments under the Credit Facility and distributions paid, was $30.2 million. As of June 30, 2024, cash and cash equivalents, including restricted cash, was $50.4 million.
During the six months ended June 30, 2023, net cash used in operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $8.6 million and net cash used in financing activities, consisting primarily of distributions paid and deferred Credit Facility costs, partially offset by net borrowings under the Credit Facility, was $7.7 million. As of June 30, 2023, cash, including restricted cash, was $20.8 million.
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
As of June 30, 2024, we had received capital commitments totaling $386.8 million in connection with our private offering of common stock, of which $354.7 million had been funded. Upon termination of our investment period, which occurred on December 19, 2023, our stockholders were released from funding obligations for any remaining undrawn capital commitments under their respective subscription agreements with us, subject to limited exceptions set forth in the subscription agreements.
Credit Facility
We have $250.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The revolving period under the Credit Facility is scheduled to expire on July 15, 2025 and the maturity date of the Credit Facility is scheduled for January 15, 2027. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50%, and are subject to certain minimum principal utilization amounts during the revolving period. As of June 30, 2024, the applicable margin is equal to 3.25% during the revolving period and increases to 4.25% during the amortization period. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of June 30, 2024 and December 31, 2023, we had outstanding borrowings of $68.5 million and $87.5 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $2.5 million and $3.0 million, respectively, which are included as assets in the consolidated statements of assets and liabilities. As of June 30, 2024 and December 31, 2023, we had $181.5 million and $162.5 million, respectively, of remaining capacity on our Credit Facility.
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
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to the aggregate amount of our senior securities, which generally includes all of our borrowings and any preferred stock, of at least 150%. As of June 30, 2024, our asset coverage for total borrowings and other senior securities was 299%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2024 and December 31, 2023, our unfunded commitments totaled $58.2 million and $72.2 million, respectively, of which $44,000 and $6.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of June 30, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	June 30, 2024	December 31, 2023
Activehours, Inc.	$10,000	$10,000
Etched.ai, Inc.	10,000	—
Karat Financial Technologies, Inc.	6,719	6,719
Cresta Intelligence, Inc.	5,000	—
Machinify, Inc.	5,000	5,000
Luxury Presence, Inc.	4,500	6,000
Thoughtful Automation, Inc.	4,061	—
JOKR	3,748	3,748
Headout Inc.	2,649	—
Earth Funeral Group, Inc.	2,570	—
Overtime Sports, Inc.	1,143	1,143
Substack, Inc.	1,000	1,000
Highbeam, Inc.	948	813
Idelic, Inc.	400	1,200
Flashparking, Inc.	250	—
Worldwide Freight Logistics Ltd.	191	345
Ephemeral Solutions, Inc.	44	—
Perry Health, Inc.	—	8,000
Ever/Body Inc.	—	6,200
Prose Beauty, Inc.	—	6,000
Placemakr, Inc.	—	5,000
Parsable, Inc.	—	2,667
Firemaps, Inc.	—	2,000
FireHydrant, Inc.	—	1,200
McN Investments Ltd.	—	1,000
Pair Eyewear, Inc.	—	1,000
Tempus Ex Machina, Inc.	—	1,000
Virtual Facility, Inc.	—	1,000
Construction Finance Corporation	—	575
OnSiteIQ, Inc.	—	334
Forum Brands, LLC	—	147
Allplants LTD	—	102
Total	$58,223	$72,193
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
During the six months ended June 30, 2024 and the year ended December 31, 2023, $20.8 million and $103.4 million of unfunded commitments expired or were terminated, respectively. The following table shows additional information on our unfunded commitments regarding milestones and expirations as of June 30, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	June 30, 2024	December 31, 2023
Dependent on milestones	$44	$6,300
Expiring during:
2024	31,050	64,331
2025	16,923	7,862
2026	10,250	—
Total	$58,223	$72,193
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to June 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30 2022	0.10
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
April 25, 2024	April 29, 2024	May 17, 2024	0.47
		Total cash distributions	$5.89
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
As of June 30, 2024, we estimated that we had undistributed taxable earnings from distributable earnings of $24.3 million, or $1.03 per common share.

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
Recent Developments
Distribution
On August 1, 2024, our Board declared a $0.41 per share distribution to our common stockholders, payable on August 23, 2024 to stockholders of record on August 5, 2024.
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
As of June 30, 2024, a majority of the debt investments (approximately 80.7%, or $294.9 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including SOFR.
As of June 30, 2024, our floating rate borrowings totaled $68.5 million, which represented 47.7% of our outstanding debt as of June 30, 2024. As of June 30, 2024, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of June 30, 2024 was 8.50%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of June 30, 2024. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of June 30, 2024, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2024 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$8,030	$(3,750)	$4,280
Up 200 basis points	$5,353	$(2,500)	$2,853
Up 100 basis points	$2,677	$(1,250)	$1,427
Up 50 basis points	$1,338	$(625)	$713
Down 50 basis points	$(1,046)	$625	$(421)
Down 100 basis points	$(2,006)	$1,250	$(756)
Down 200 basis points	$(3,708)	$2,500	$(1,208)
Down 300 basis points	$(5,235)	$3,750	$(1,485)
This analysis is indicative of the potential impact on our investment income as of June 30, 2024, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after June 30, 2024 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2024, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. During the six months ended June 30, 2024, we entered into foreign currency forward contracts to limit our foreign currency exposure with respect to the British Pound Sterling and Euro. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the SEC on March 13, 2024) which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

TriplePoint Private Venture Credit Inc.

Date: August 8, 2024	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)