Form 10-Q
period 2024-09-30
TriplePoint Private Venture Credit Inc.
filed 2024-11-07
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of November 7, 2024, the registrant had 23,689,363 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments at fair value (amortized cost of $393,790 and $406,433, respectively)	$380,841	$400,195
Cash and cash equivalents	59,548	45,398
Restricted cash	34	15,447
Deferred credit facility costs	2,261	2,988
Prepaid expenses and other assets	2,306	1,000
Total assets	$444,990	$465,028

Liabilities
Revolving Credit Facility	$80,500	$87,500
2027 Notes, net	74,488	74,350
Base management fee payable	1,552	1,471
Other accrued expenses and liabilities	7,435	11,165
Total liabilities	$163,975	$174,486
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	237	237
Paid-in capital in excess of par value	352,037	352,037
Total distributable loss	(71,259)	(61,732)
Total net assets	$281,015	$290,542
Total liabilities and net assets	$444,990	$465,028

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	23,689,363	23,689,363
Net asset value per common share	$11.84	$12.24

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income
Interest income from investments	$14,146	$17,496	$44,430	$51,457
Payment-in-kind interest income	952	318	2,791	419
Other income
Expirations/terminations of unfunded commitments	313	141	509	1,340
Other fees	—	76	457	151
Total investment and other income	15,411	18,031	48,187	53,367

Operating expenses
Base management fee	1,552	1,378	4,647	4,089
Interest expense and amortization of fees	4,536	4,463	12,163	12,703
Administration agreement expenses	500	517	1,672	1,482
General and administrative expenses	769	1,347	2,344	2,438
Total operating expenses	7,357	7,705	20,826	20,712

Net investment income	8,054	10,326	27,361	32,655

Net realized and unrealized losses
Net realized losses on investments	(2,342)	(175)	(9,321)	(18,700)
Net change in unrealized losses on investments	(2,781)	(3,353)	(6,673)	(8,839)
Net realized and unrealized losses	(5,123)	(3,528)	(15,994)	(27,539)

Net increase in net assets resulting from operations	$2,931	$6,798	$11,367	$5,116

Net investment income per common share	$0.34	$0.51	$1.15	$1.61
Net increase in net assets per common share	$0.12	$0.33	$0.48	$0.25
Weighted average shares of common stock outstanding	23,689,363	20,297,200	23,689,363	20,297,200

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

				Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
Common stock		Preferred stock
Shares	Par value	Shares	Par value

Balance at June 30, 2023	20,297,200	$203	525	$—	$310,370	$(36,177)	$274,396
Common stock distributions from distributable earnings	—	—	—	—	—	(8,525)	(8,525)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net decrease in net assets resulting from operations	—	—	—	—	—	6,798	6,798
Balance at September 30, 2023	20,297,200	$203	525	$—	$310,370	$(37,919)	$272,654

Balance at December 31, 2022	20,297,200	$203	525	$—	$310,370	$(25,938)	$284,635
Common stock distributions from distributable earnings	—	—	—	—	—	(17,050)	(17,050)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(47)	(47)
Net decrease in net assets resulting from operations	—	—	—	—	—	5,116	5,116
Balance at September 30, 2023	20,297,200	$203	525	$—	$310,370	$(37,919)	$272,654

Balance at June 30, 2024	23,689,363	$237	525	$—	$352,037	$(64,462)	$287,812
Common stock distributions from distributable earnings	—	—	—	—	—	(9,713)	(9,713)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	2,931	2,931
Balance at September 30, 2024	23,689,363	$237	525	$—	$352,037	$(71,259)	$281,015

Balance at December 31, 2023	23,689,363	$237	525	$—	$352,037	$(61,732)	$290,542
Common stock distributions from distributable earnings	—	—	—	—	—	(20,847)	(20,847)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(47)	(47)
Net increase in net assets resulting from operations	—	—	—	—	—	11,367	11,367
Balance at September 30, 2024	23,689,363	$237	525	$—	$352,037	$(71,259)	$281,015

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$11,367	$5,116
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Fundings and purchases of investments	(90,645)	(74,617)
Principal payments and proceeds from investments	99,874	67,533
Payment-in-kind interest on investments	(2,791)	(1,888)
Net change in unrealized losses on investments	6,673	8,839
Net realized losses on investments	9,321	18,700
Amortization and accretion of premiums and discounts, net	(3,093)	(4,921)
Amortization of debt fees and issuance costs	865	1,182
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,306)	(280)
Base management fee payable	81	66
Other accrued expenses and liabilities	(3,730)	2,270
Net cash provided by operating activities	26,616	22,000
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	36,500	35,000
Repayments under revolving credit facility	(43,500)	(34,000)
Common stock distributions paid	(20,847)	(17,050)
Preferred stock distributions paid	(32)	(32)
Debt issuance costs of 2027 Notes	—	(16)
Deferred credit facility costs	—	(2,172)
Net cash used in financing activities	(27,879)	(18,270)
Net change in cash, cash equivalents and restricted cash	(1,263)	3,730
Cash, cash equivalents and restricted cash at beginning of period	60,845	37,066
Cash, cash equivalents and restricted cash at end of period	$59,582	$40,796

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$59,548	$30,310
Restricted cash	34	10,486
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$59,582	$40,796

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,830	$10,144
Excise taxes paid	$572	$250

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	11/21/2023	$1,000	$990	$990	11/30/2027
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	1,000	988	988	12/31/2027
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	1,000	988	988	12/31/2027
Total Aerospace and Defense - 1.06%*			3,000	2,966	2,966

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	667	655	656	5/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	700	685	687	7/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	460	448	450	9/30/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	2/6/2023	173	177	177	2/28/2025
Total Application Software - 0.70%*			2,000	1,965	1,970

Business Applications Software
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% cash interest rate + 2.50% PIK interest rate, 12.75% floor)	6/26/2024	10,069	9,911	10,013	6/1/2027
Morty, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 10.00% EOT payment)	12/21/2022	7,000	7,295	6,994	6/30/2026
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	484	795	802	12/31/2024
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,814	1,708	4/30/2025
			2,252	2,609	2,510
Total Business Applications Software - 6.95%*			19,321	19,815	19,517

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.75% floor, 5.00% EOT payment)	8/8/2024	1,500	1,467	1,467	8/31/2027
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	228	263	263	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 5.75% EOT payment)	11/18/2021	4,200	4,439	4,439	11/30/2024
			4,428	4,702	4,702
Certamen Ventures Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 4.00% EOT payment)	11/30/2021	6,582	6,613	6,613	11/30/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)	2/15/2022	960	1,088	953	8/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)	4/25/2022	1,056	1,167	1,048	10/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)	8/1/2022	493	529	489	1/31/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)	10/7/2022	2,060	2,169	2,044	4/30/2026
			4,569	4,953	4,534
Phantom Auto Inc.(7)	Growth Capital Loan (Prime + 5.00% interest rate, 13.50% floor, 4.00% EOT payment)(2)	2/9/2024	4,858	4,732	1,650	2/28/2027
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	5/4/2022	796	658	615	12/31/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	10/19/2023	133	110	102	12/31/2028
			929	768	717
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	529	8/31/2024
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	9	8/31/2024
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	12/22/2023	25	25	5	8/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	6/14/2024	8	8	2	8/31/2024
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	7/26/2024	25	25	5	8/31/2024
			2,522	2,569	550
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	6/15/2022	199	221	244	6/30/2025
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 3.00% EOT payment)(2)	6/15/2022	633	649	713	12/31/2024
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	10/20/2023	244	249	273	10/31/2026
			1,076	1,119	1,230
Total Business Products and Services - 7.64%*			26,464	26,923	21,463

Business/Productivity Software
Construction Finance Corporation	Revolver (Prime + 6.75% interest rate, 15.25% floor, 2.50% EOT payment)(2)	12/29/2023	4,927	5,043	5,043	10/31/2024
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)	5/23/2023	5,200	5,288	5,288	11/30/2026
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)	8/21/2023	1,600	1,614	1,614	2/28/2027
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)	2/9/2024	600	596	596	8/31/2027
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)	3/11/2024	600	595	595	9/30/2027
			8,000	8,093	8,093
Idelic Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 9.50% EOT payment)	9/14/2022	4,000	4,174	4,174	3/31/2026
Idelic Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 10.00% floor, 2.50% EOT payment)(2)	11/15/2023	2,800	2,806	2,806	8/31/2026
			6,800	6,980	6,980
Luxury Presence, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 9.25% floor, 5.75% EOT payment)	4/9/2024	1,500	1,477	1,477	4/1/2027
Manufactured Networks, Inc.	Revolver (Prime + 7.25% interest rate, 15.75% floor)(2)	9/13/2023	3,286	3,286	3,286	9/30/2024
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.75% floor, 6.75% EOT payment)	6/16/2023	2,416	2,476	2,476	5/31/2026
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.75% floor, 6.75% EOT payment)(2)	2/1/2024	334	336	336	2/1/2027
			2,750	2,812	2,812
Thoughtful Automation Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 12.25% floor, 6.00% EOT payment)	6/18/2024	2,439	2,408	2,408	6/1/2027
Virtual Facility, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 10.50% floor, 8.50% EOT payment)(2)	12/1/2023	1,000	1,000	1,000	6/1/2027
Total Business/Productivity Software - 11.07%*			30,702	31,099	31,099

Communications and Networking
Join Digital, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	8/6/2024	4,900	4,859	4,859	8/1/2027
Total Communications and Networking - 1.73%*			4,900	4,859	4,859

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	3,622	3,620	3,557	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	3,018	3,017	2,964	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	1,207	1,207	1,186	2/28/2026
			7,847	7,844	7,707
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	94	96	96	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	283	286	286	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)(2)	5/11/2023	1,000	1,023	1,023	11/30/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
			1,377	1,405	1,405
Total Computer Hardware - 3.24%*			9,224	9,249	9,112

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,067	1,067	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	575	637	637	10/31/2025
			1,575	1,704	1,704
Prose Beauty, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% floor, 8.50% EOT payment)	2/2/2024	6,000	5,819	5,819	5/31/2027
Trueskin GmbH(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 8.25% EOT payment)(2)	1/9/2023	923	971	1,007	1/31/2026
Total Consumer Non-Durables - 3.04%*			8,498	8,494	8,530

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	800	800	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	250	265	265	12/31/2024
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	875	917	917	3/31/2025
			1,875	1,982	1,982
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)(2)	10/13/2022	2,032	2,057	2,437	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,223	1,237	1,466	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,328	1,344	1,588	4/30/2026
			4,583	4,638	5,491
Dance GmbH(1)(3)(7)	Growth Capital Loan(2)(9)	4/14/2022	723	724	249	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan(2)(9)	7/14/2022	268	266	99	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan(2)(9)	11/14/2022	69	67	25	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan(2)(9)	3/15/2023	529	502	186	8/31/2031
			1,589	1,559	559
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	6/27/2022	322	325	151	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	8/12/2022	107	108	50	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	12/9/2022	215	213	101	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	3/1/2023	322	318	151	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	10/5/2023	11	11	5	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	12/11/2023	18	18	8	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	2/2/2024	59	58	26	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	6/14/2024	33	31	13	6/30/2027
			1,087	1,082	505
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	12/20/2022	4,800	5,008	5,008	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	12/20/2022	2,250	2,346	2,346	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	1/18/2024	3,200	3,203	3,203	7/31/2026
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	1/18/2024	3,000	3,003	3,003	7/31/2026
			13,250	13,560	13,560
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	2/29/2024	4,444	4,362	4,362	8/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	3/8/2024	556	545	545	9/1/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	6/28/2024	500	489	489	12/1/2027
			5,500	5,396	5,396
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	7/5/2022	1,334	1,369	899	8/31/2028
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	10/21/2022	1,334	1,359	899	8/31/2028
			2,668	2,728	1,798
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)	4/8/2022	10	11	11	4/30/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)	5/16/2022	28	31	31	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	5/24/2022	183	208	208	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)	4/28/2023	372	378	378	4/30/2026
			593	628	628
Headout Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 4.25% EOT payment)(2)	3/15/2024	2,351	2,322	2,322	3/1/2027
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,799	1,785	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,593	3,564	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	5,441	5,370	2/28/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	5,440	5,368	2/28/2025
			15,000	16,273	16,087
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,252	1,402	1,391	7/31/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (7.40% cash interest rate + 7.10% PIK interest rate, 8.00% EOT payment)	11/3/2021	4,604	4,678	4,641	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (9.31% cash interest rate + 8.94% PIK interest rate, 8.00% EOT payment)(2)	8/17/2022	1,046	1,050	1,050	8/31/2026
			6,902	7,130	7,082
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	1,472	1,528	1,528	12/31/2025
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	1,666	577	331	12/31/2026
MA Micro Limited(1)(3)	Convertible Note(2)(9)	12/31/2023	1,666	1,085	1,097	12/31/2028
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	555	474	154	12/31/2028
			3,887	2,136	1,582
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	635	593	582	12/31/2026
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	356	331	347	12/31/2026
			991	924	929
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	525	540	540	6/30/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	209	209	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	172	172	172	2/28/2027
			904	921	921
Placemakr, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 12.00% floor, 4.50% EOT payment)	5/30/2024	2,500	2,440	2,440	5/1/2027
Placemakr, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.50% floor, 5.50% EOT payment)	5/30/2024	2,500	2,442	2,442	11/1/2026
			5,000	4,882	4,882
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	150	3/25/2023
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	5,015	4,598	4,775	4/1/2027
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	2,507	2,300	2,388	4/1/2027
			7,522	6,898	7,163

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Spinn, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	36	8/31/2024
Total Consumer Products and Services - 25.84%*			76,318	75,763	72,601

Cultivation
InFarm Technologies Limited(1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	3,886	1,217	—	10/31/2028
InFarm Technologies Limited(1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	15	15	—	10/31/2028
InFarm Technologies Limited(1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	349	109	—	10/31/2028
InFarm Technologies Limited(1)(3)(7)	Growth Capital Loan (50.00% EOT payment)(2)	6/20/2024	22	22	—	9/20/2024
InFarm Technologies Limited(1)(3)(7)	Growth Capital Loan(2)(9)	9/20/2024	5	5	—	10/20/2024
Total Cultivation - —%*			4,277	1,368	—

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.50% EOT payment)	9/29/2021	8,750	8,694	8,694	11/30/2027
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,243	10,243	6/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest rate, 2.50% EOT payment)(2)	4/25/2024	1,278	1,144	1,144	4/25/2029
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	7,008	6,993	11/30/2024
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	1,000	1,040	1,040	12/31/2025
			7,500	8,048	8,033
Total E-Commerce - Clothing and Accessories - 10.00%*			27,528	28,129	28,114

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/6/2021	1,669	1,713	1,582	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/21/2021	263	275	249	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	8/10/2021	315	329	299	8/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	10/6/2021	1,458	1,521	1,383	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	11/2/2021	947	985	898	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	11/2/2021	2,540	2,643	2,409	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	12/28/2021	848	884	804	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	12/28/2021	324	338	307	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	12/28/2021	57	59	54	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	1,836	1,908	1,741	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	700	721	663	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	263	271	250	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	1,710	1,737	1,622	3/31/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	3,078	3,116	2,919	4/30/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	184	185	174	6/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	180	178	178	10/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	1,369	1,349	1,349	11/30/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	104	102	102	12/31/2026
Forum Brands, LLC	Growth Capital Loan(9)	6/16/2021	2,179	2,179	1,758	12/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	6/27/2024	147	141	141	6/30/2027
Total E-Commerce - Personal Goods - 6.72%*			20,171	20,634	18,882

Educational Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 10.50% floor, 7.50% EOT payment)	7/30/2024	3,000	2,973	2,973	1/1/2027
Panorama Education, Inc.	Revolver (Prime + 1.00% interest rate, 9.50% floor, 4.00% EOT payment)(2)	7/30/2024	160	158	158	7/31/2026
Total Educational Software - 1.11%*			3,160	3,131	3,131

Energy
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	1,319	1,216	1,216	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	5,000	5,110	5,110	12/31/2026
Total Energy - 2.25%*			6,319	6,326	6,326

Entertainment Software
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 6.25% PIK interest rate, 13.75% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	1,002	998	4/30/2025
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	7/28/2023	75	75	74	7/31/2026
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	11/20/2023	50	50	49	7/31/2026
			1,125	1,127	1,121
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 11.00% EOT payment)(2)	5/17/2022	2,670	2,694	2,694	4/1/2027
Total Entertainment Software - 1.36%*			3,795	3,821	3,815

Environmental Services
Earth Funeral Group, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 5.50% EOT payment)(2)	3/1/2024	1,430	1,417	1,417	3/1/2027
Total Environmental Services - 0.50%*			1,430	1,417	1,417

Financial Software
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	8/14/2024	4,286	4,268	4,268	2/1/2028
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 2.50% EOT payment)	8/14/2024	550	540	540	8/31/2027
Wisetack, Inc.(1)	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 6.75% EOT payment)	4/3/2023	5,000	5,067	5,067	10/31/2026
Total Financial Software - 3.51%*			9,836	9,875	9,875

Food Products
AllPlants Ltd(1)(3)	Revolver (Prime + 2.50% interest rate, 11.00% floor, 7.50% EOT payment)(2)	5/24/2021	1,393	1,428	1,365	4/30/2025
AllPlants Ltd(1)(3)	Growth Capital Loan (5.50% cash interest rate + 6.50% PIK interest rate, 7.00% EOT payment)(2)	7/22/2021	142	152	145	7/31/2025
AllPlants Ltd(1)(3)	Growth Capital Loan (Prime + 5.50% interest rate + 8.30% PIK interest rate, 19.30% floor, 9.00% EOT payment)(2)	9/1/2022	933	944	1,063	8/31/2026
Total Food Products - 0.92%*			2,468	2,524	2,573

Healthcare Services
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	1/18/2023	201	199	199	1/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	5/19/2023	176	174	174	5/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	5/19/2023	177	175	175	5/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	8/16/2023	247	244	244	8/31/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	10/6/2023	187	185	185	10/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	10/6/2023	39	39	39	10/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	12/12/2023	147	146	146	12/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	12/12/2023	150	149	149	12/31/2027
			1,324	1,311	1,311
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	6/22/2023	1,776	1,809	1,816	6/30/2026
OpenLoop Health, Inc.	Revolver (Prime + 1.50% interest rate, 9.25% floor, 4.00% EOT payment)(2)	6/22/2023	2,000	2,043	2,049	6/16/2025
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	11/20/2023	3,000	2,976	2,990	11/30/2026
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)(2)	9/30/2024	7,778	7,308	7,362	9/30/2027
			14,554	14,136	14,217
Total Healthcare Services - 5.53%*			15,878	15,447	15,528

Healthcare Technology Systems
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)	7/14/2023	4,459	4,459	4,459	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK, 6.25% floor, 6.00% EOT payment)(2)	6/12/2023	9,328	9,486	9,195	6/12/2027
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK, 6.25% floor, 6.00% EOT payment)(2)	6/14/2023	702	699	678	6/12/2027
			10,030	10,185	9,873
Total Healthcare Technology Systems - 5.10%*			14,489	14,644	14,332

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	1/11/2023	3,000	3,053	3,053	1/11/2025
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	9/22/2023	281	263	263	1/11/2025
Total Human Capital Services - 1.18%*			3,281	3,316	3,316

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.25% EOT payment)(2)	5/4/2023	2,000	2,031	2,031	2/28/2027
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.25% interest rate, 11.25% floor, 5.50% EOT payment)(2)	5/4/2023	7,000	7,081	7,081	5/31/2027
Total Information Services (B2C) - 3.24%*			9,000	9,112	9,112

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	5/27/2020	5,000	5,279	5,374	1/31/2027
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	5/27/2020	2,500	2,640	2,687	1/31/2027
Total Infrastructure - 2.87%*			7,500	7,919	8,061

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	510	510	12/31/2025
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	3/24/2023	500	505	505	3/31/2026
Total Life and Health Insurance - 0.36%*			1,000	1,015	1,015

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 1.50% cash interest rate + 6.50% PIK, 15.50% floor, 8.50% EOT payment)	7/1/2021	2,493	2,652	2,576	7/31/2025
Total Medical Software and Information Services - 0.92%*			2,493	2,652	2,576

Multimedia and Design Software

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	4,000	3,949	3,949	3/31/2029
Spire Animation Studios, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 6.87% EOT payment)	8/12/2021	782	874	78	2/29/2024
Spire Animation Studios, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 7.13% EOT payment)	9/30/2021	534	576	64	3/31/2024
			1,316	1,450	142
Total Multimedia and Design Software - 1.46%*			5,316	5,399	4,091

Network Management Software
Skyflow Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	4,545	4,518	4,518	10/1/2028
Skyflow Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	455	451	451	10/1/2028
Total Network Management Software - 1.77%*			5,000	4,969	4,969

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	524	520	9/30/2025
Jerry Services, Inc.	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	500	511	514	6/30/2026
			1,000	1,035	1,034
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	1,011	1,036	1,036	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 14.25% floor, 2.00% EOT payment)(2)	4/4/2024	4,500	4,406	4,406	10/31/2027
			5,511	5,442	5,442
Total Other Financial Services - 2.30%*			6,511	6,477	6,476

Real Estate Services
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,668	2,521	9/30/2025
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,967	4,694	9/30/2025
			7,242	7,635	7,215
Homelight, Inc.	Growth Capital Loan (17.25% interest rate)(2)	12/30/2022	500	496	493	12/31/2026
Homelight, Inc.	Growth Capital Loan (18.00% interest rate)(2)	5/22/2023	250	247	246	5/31/2027
			750	743	739
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	4,000	4,229	4,033	6/30/2026
Homeward, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	1,056	1,137	1,133	12/31/2024
			5,056	5,366	5,166
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	265	265	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	841	841	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	233	233	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	112	112	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	467	467	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	221	221	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	160	160	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,442	1,442	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	799	799	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	180	180	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	123	123	2/28/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	315	315	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,163	1,163	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	1,038	1,038	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	227	227	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	206	206	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	104	104	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	154	154	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	370	370	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	576	576	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	5/23/2023	240	242	242	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	5/23/2023	434	440	440	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2023	720	732	732	5/31/2026
			9,978	10,410	10,410
Total Real Estate Services - 8.37%*			23,026	24,154	23,530

Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	903	922	830	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	984	1,021	919	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,325	1,374	1,237	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,649	1,484	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,649	1,484	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	795	825	742	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 9.00% interest rate, 17.50% floor, 4.00% EOT payment)(2)	12/18/2023	111	115	104	3/1/2024
Total Social/Platform Software - 2.42%*			7,298	7,555	6,800

Total Debt Investments - 123.14%*			$360,203	$361,017	$346,056

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$578
Dedrone Holdings, Inc.	Preferred Stock(2)	3/2/2021	71,018	92	272
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock	7/15/2022	6,747	58	92
Total Aerospace and Defense - 0.36%*				311	1,018

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,079	10	22
Total Application Software - 0.01%*				10	22

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	353
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	366	582
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	146
FlashParking, Inc.	Preferred Stock	6/26/2024	25,838	70	70
				526	798
Morty, Inc.	Preferred Stock	10/1/2021	88,980	66	4
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	159
Uniphore Technologies, Inc.	Common Stock(2)	12/22/2021	10,000	10	29
Total Business Applications Software - 0.50%*				815	1,406

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	32
Alloy Technologies, Inc.	Preferred Stock	8/8/2024	30,561	24	24
				74	56
Cardless Inc.	Common Stock	11/18/2021	20,619	28	11
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	160
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	10
				125	170
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	42
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	97
Certamen Ventures Inc.	Preferred Stock	12/15/2023	538,703	205	232
				332	371
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Path Robotics, Inc.	Common Stock	12/17/2021	40,579	130	72
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	141,409	315	—
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	31,698	35	—
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	22,188	24	—
Phantom Auto Inc.	Preferred Stock(2)	2/9/2024	34,288	—	—
				374	—
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	70
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	28
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	10
				34	38
Total Business Products and Services - 0.34%*				1,551	950

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	140
Total Business to Business Marketplace - 0.05%*				156	140

Business/Productivity Software

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	20
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	126,868	48	67
				62	87
Cresta Intelligence Inc.	Common Stock(2)	6/6/2024	4,967	4	11
FireHydrant, Inc.	Preferred Stock	5/23/2023	347,863	115	188
Highbeam, Inc.	Common Stock(2)	2/10/2023	40,380	2	6
Idelic Inc.	Preferred Stock	12/10/2021	30,551	46	5
Idelic Inc.	Preferred Stock(2)	11/15/2023	36,661	13	7
				59	12
Luxury Presence, Inc.	Preferred Stock	9/20/2023	11,215	58	36
Machinify, Inc.	Common Stock(2)	8/25/2023	27,040	36	36
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	41
Manufactured Networks, Inc.	Preferred Stock(2)	9/13/2023	73,666	25	22
				114	63
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	42
OnSiteIQ, Inc.	Common Stock	6/16/2023	102,864	14	46
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
Thoughtful Automation Inc.	Preferred Stock	6/18/2024	36,745	62	49
Virtual Facility, Inc.	Preferred Stock(2)	10/3/2023	54,775	16	16
Total Business/Productivity Software - 0.21%*				549	596

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - —%*				6	6

Communications and Networking
Join Digital, Inc.	Common Stock	8/6/2024	47,770	74	74
Total Communications and Networking - 0.03%*				74	74

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	—
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	41
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	26,386	92	61
Total Computer Hardware - 0.08%*				250	211

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	319
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	40
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	96
Activehours, Inc.	Preferred Stock(2)	4/19/2024	3,907	16	16
				241	471
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	109
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.22%*				339	610

Consumer Non-Durables
Athletic Greens International, Inc.	Preferred Stock(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock	12/18/2023	49,020	311	479
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Total Consumer Non-Durables - 0.18%*				354	505

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	13,587	10	10
The Black Tux, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	460
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares(2)	10/7/2022	192	9	—
Dance Gmbh(1)(3)	Preferred Stock(2)	3/31/2022	35	37	—
Dance Gmbh(1)(3)	Preferred Stock(2)	2/21/2023	45	21	—
Dance Gmbh(1)(3)	Common Stock(2)	3/21/2024	34	8	—
				66	—
Elektra Mobility Inc.(11)	Preferred Stock(2)	5/6/2022	—	—	—
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ephemeral Solutions, Inc.	Common Stock(2)	2/2/2024	135,353	1	1
				13	1
Ever/Body, Inc.	Preferred Stock	9/7/2021	357,970	175	57
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	25
FitOn, Inc.	Common Stock(2)	2/29/2024	33,548	74	74
FitOn, Inc.	Common Stock(2)	6/26/2024	3,355	7	7
				81	81
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	18	23	—
Flink SE(1)(3)(11)	Preferred Stock(2)	8/21/2024	—	—	—
				23	—
Foodology Inc.(1)(3)	Preferred Stock	3/25/2022	2,869	12	9
Headout Inc.	Common Stock	3/15/2024	8,991	58	20
Hydrow, Inc.	Common Stock	2/9/2021	74,157	70	—
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	—
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	—
				130	—
Immersive Group Gaming LTD(1)	Preferred Stock(2)	7/12/2021	451,039	115	86
JOKR S.a.r.l.(1)(3)	Preferred Stock	5/10/2024	14,763	538	240
JOKR S.a.r.l.(1)(3)	Preferred Stock	5/10/2024	5,905	96	96
				634	336
Lower Holding Company	Preferred Stock	12/28/2022	36,608	47	7
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	9/29/2023	14,709	26	28
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	15,000	—	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	45,000	79	84
				125	112
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock	8/25/2023	31,796	118	75
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	30
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	8/27/2024	139,560	—	—
				30	30
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Roadsurfer GmbH(1)(3)	Preferred Stock(2)	4/23/2024	90	669	697
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	—
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Total Consumer Products and Services - 0.76%*				2,639	2,148

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee(2)	12/28/2021	—	95	233
Total Database Software - 0.09%*				116	254

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	77
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	160
				411	237
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	143
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	199
Total E-Commerce - Clothing and Accessories - 0.21%*				826	579

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock	7/6/2021	14,143	146	44
Forum Brands, LLC	Preferred Stock	12/23/2021	12,964	188	41
Forum Brands, LLC	Preferred Stock	10/11/2023	2,829	42	9
				376	94
Merama Inc.	Preferred Stock(2)	4/28/2021	71,728	589	563
Total E-Commerce - Personal Goods - 0.23%*				965	657

Educational Software
Panorama Education, Inc.	Preferred Stock(2)	7/30/2024	2,577	14	14
Total Educational Software - 0.00%*				14	14

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	79
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	29
				194	108
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	1,035
Total Energy - 0.41%*				231	1,143

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	—
Encore Music Technologies, Inc.	Preferred Stock(2)	5/16/2023	4,475	1	—
Encore Music Technologies, Inc.	Common Stock(2)	5/31/2024	79,668	1	1
				17	1
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	38
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2024	53,335	33	54
				93	92
Total Entertainment Software - 0.03%*				110	93

Environmental Services
Earth Funeral Group, Inc.	Preferred Stock	3/1/2024	143,196	63	63
Total Environmental Services - 0.02%*				63	63

Financial Software
Ocrolus Inc.	Common Stock	8/14/2024	70,132	58	58
Parker Group Inc.	Common Stock	4/6/2022	5,334	17	9
Parker Group Inc.	Common Stock	8/14/2024	2,491	5	5
				22	14
Wisetack, Inc.(1)	Common Stock	12/21/2022	23,086	84	36
Zolve Innovations Inc.	Preferred Stock(2)	7/28/2022	3,172	9	9
Total Financial Software - 0.04%*				173	117

Food Products
AllPlants Ltd(1)(3)	Preferred Stock(2)	5/6/2021	74,534	154	80
AllPlants Ltd(1)(3)	Preferred Stock(2)	5/29/2024	17,620	18	19
Total Food Products - 0.04%*				172	99

General Media and Content

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	5
Total General Media and Content - —%*				5	5

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock(2)	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock	6/16/2023	11,186	51	81
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	40
OpenLoop Health, Inc.	Preferred Stock	11/20/2023	16,779	89	121
OpenLoop Health, Inc.	Preferred Stock	9/30/2024	43,625	315	315
				480	557
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	184,258	79	79
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	29
Wispr AI, Inc.(11)	Preferred Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 0.31%*				610	882

Healthcare Technology Systems
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	7
K Health, Inc.	Common Stock	7/14/2023	61,224	187	263
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56	228	—
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.17%*				827	465

Household Products
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	—
Total Household Products - —%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	713
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	18
				109	731
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.39%*				307	1,098

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	53,879	38	22
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.06%*				192	157

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/19/2024	30,757	250	250
Total Information Technology - 0.09%*				250	250

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock	5/27/2020	2,775	90	93
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock	8/26/2022	2,439	65	105
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock	9/29/2023	1,951	84	84
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock	4/5/2024	4,476	84	270
Total Infrastructure - 0.20%*				323	552

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	28
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock(2)	8/26/2021	32,620	34	41
Total Life and Health Insurance - 0.06%*				120	176

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock	2/28/2023	175,000	44	2
Total Medical Software and Information Services - —%*				92	2

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	90
Hover Inc.	Preferred Stock	9/10/2024	9,182	18	18
				95	108
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	—
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	—
				185	—
Total Multimedia and Design Software - 0.04%*				280	108

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock	6/26/2023	39,890	31	34
Skyflow Inc.	Preferred Stock	9/27/2024	15,956	25	13
				56	47
Total Network Management Software - 0.08%*				236	227

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock(2)	5/16/2023	35,857	361	343
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	2,235	8	6
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	130
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	95
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	9
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	19
Relay Commerce, Inc.	Preferred Stock(2)	4/4/2024	36,200	26	26
				97	149
Total Other Financial Services - 0.22%*				639	628

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	3,988	8	7
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	3
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/27/2020	26,362	83	107
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/25/2022	3,279	1	11
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	6/29/2023	34,977	11	120
				95	238
Side, Inc.	Preferred Stock(2)	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	287
Total Real Estate Services - 0.82%*				954	2,296

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	4
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	4
				60	8
Total Social/Platform Software - 0.01%*				103	33

Software Development Applications

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	62,115	132	173
Appex Group, Inc.	Preferred Stock(2)	4/14/2022	11,004	36	36
				168	209
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	223
Total Software Development Applications - 0.15%*				233	432

Total Warrant Investments - 6.52%*				$15,122	$18,313

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	7/18/2024	8,387	$500	$500
Total Application Software - 0.18%*				500	500

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	195
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	272	268
Tide Platform Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	505
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.40%*				1,100	1,112

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	136
Cresta Intelligence Inc.	Preferred Stock(2)	9/30/2024	55,441	250	250
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	6
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	65
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	26
				595	97
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	3/28/2024	31,818	611	537
Quick Commerce Ltd.(1)(3)	Ordinary Shares(2)	3/28/2024	112,770,108	26	135
				637	672
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.54%*				2,037	1,504

Business/Productivity Software
AI2 Incorporated	Preferred Stock(2)	1/3/2024	280,424	830	830
Total Business/Productivity Software - 0.30%*				830	830

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	217
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	157
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	366
Total Business to Business Marketplace - 0.26%*				950	740

Computer Hardware
Quantum Circuits, Inc.	Preferred Stock(2)	4/17/2024	17,612	50	50
Total Computer Hardware - 0.02%*				50	50

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	151
Total Consumer Finance - 0.05%*				100	151

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	141
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	56
GrubMarket, Inc.	Common Stock(2)	8/2/2024	—	4,178	4,178
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	6
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	6
				331	12
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,688	375	252
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,575	75	70

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
				450	322
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	250
TMRW Sports, Inc.	Preferred Stock(2)	11/9/2023	40,174	500	500
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 2.10%*				6,471	5,891

Cultivation
InFarm Technologies Limited(1)(3)	Preferred Stock(2)	12/29/2023	8,750	—	—
Total Cultivation - 0.00%*				—	—

Database Software
ON-0731 Fund II LP(1)	Limited Partnership Interests(2)	8/29/2024	—	250	250
Total Database Software - 0.09%*				250	250

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	25
Merama Inc.	Preferred Stock(2)	4/30/2021	5,433	31	63
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	73
Merama Inc.	Preferred Stock(2)	9/13/2021	3,862	62	60
				106	196
Total E-Commerce - Personal Goods - 0.08%*				196	221

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.10%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	105
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	941
Total Energy - 0.37%*				867	1,046

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	150
Total Financial Services - 0.05%*				150	150

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	285
Total Healthcare Services - 0.17%*				720	473

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.05%*				150	150

Information Technology

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Etched.ai, Inc.	Preferred Stock(2)	4/9/2024	30,757	500	500
Total Information Technology - 0.18%*				500	500

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	133
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	103
Total Infrastructure - 0.08%*				161	236

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.03%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	66
Total Multimedia and Design Software - 0.02%*				58	66

Network Management Software
Skyflow Inc.	Preferred Stock(2)	1/22/2024	19,945	62	62
Skyflow Inc.	Preferred Stock(2)	9/27/2024	143,604	450	450
Total Network Management Software - 0.18%*				512	512

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	7
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	826
Total Other Financial Services - 0.30%*				698	833

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	255
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	122
Total Real Estate Services - 0.15%*				592	420

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	303
Total Software Development Applications - 0.11%*				250	303

Total Equity Investments - 5.86%*				$17,651	$16,472

Total Investments in Portfolio Companies - 135.52%*(4)(5)				$393,790	$380,841

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM	$57,059	$57,059
Total Cash Equivalents - 20.30%*			$57,059	$57,059

Foreign Currency Forward Contracts - (0.14)%*
Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Gain/(Loss)
British Pound Sterling (GBP)	10/28/2024	Zions Bancorporation, N.A.	£6,000	Sold	$7,718	$(307)
Euro (EUR)	10/28/2024	Zions Bancorporation, N.A.	€3,000	Sold	3,258	(86)
					$10,976	$(393)
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2024, non-qualifying assets represented 13.5% of the Company’s total assets, at fair value.
(2)As of September 30, 2024, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of September 30, 2024, the Company’s portfolio company investments that were subject to restrictions on sales totaled $380.8 million at fair value and represented 135.5% of the Company’s net assets. In addition, unless otherwise indicated, as of September 30, 2024, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $10.3 million, $21.1 million and $10.8 million, respectively, for the September 30, 2024 investment portfolio. The tax cost of investments is $395.9 million.
(7)Debt is on non-accrual status as of September 30, 2024 and is therefore considered non-income producing. Non-accrual investments as of September 30, 2024 had a total cost and fair value of $22.7 million and $11.9 million, respectively.
(8)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(9)Non-income producing investments.
(10)Acquisition date represents the date of the initial investment in the portfolio investment.
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
(9)Non-income producing investments.
(10)Acquisition date represents the date of the initial investment in the portfolio investment.
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
•For each debt investment tied to the Prime rate (“Prime”), as of September 30, 2024 and December 31, 2023, Prime was 8.00% and 8.50%, respectively. As of September 30, 2024, approximately 80.2%, or $289.0 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2023, approximately 79.7%, or $304.5 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.

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
September 30, 2024
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrual are included in the Company’s consolidated financial statements and summarized in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Base Management and Incentive Fees (in thousands)	2024	2023	2024	2023
Base management fee	$1,552	$1,378	$4,647	$4,089
Income incentive fee	$—	$—	$—	$—
Capital gains incentive fee	$—	$—	$—	$—
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
For the three months ended September 30, 2024 and 2023, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.5 million and $0.5 million, respectively.
For the nine months ended September 30, 2024 and 2023, expenses paid or payable by the Company to the Administrator under the Administrative Agreement were $1.7 million and $1.5 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of September 30, 2024 and December 31, 2023. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$346,056	$346,056	$—	$—	$375,025	$375,025
Warrant investments	—	—	18,313	18,313	—	—	16,915	16,915
Equity investments	—	—	16,472	16,472	—	—	8,255	8,255
Total portfolio company investments	$—	$—	$380,841	$380,841	$—	$—	$400,195	$400,195
Derivative instruments(1)	—	(393)	—	(393)	—	(430)	—	(430)
Total investments, including derivative instruments	$—	$(393)	$380,841	$380,448	$—	$(430)	$400,195	$399,765
_______________
(1)Derivative instruments are carried at fair value and a level 2 security within the Company’s fair value hierarchy.
The following table shows information about Level 3 portfolio company investments measured at fair value for the nine months ended September 30, 2024 and 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2024
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2023	$375,026	$16,913	$8,257	$400,196
Funding and purchases of investments, at cost	84,752	2,500	3,391	90,643
Principal payments and sale proceeds received from investments	(99,168)	(704)	—	(99,872)
Amortization and accretion of premiums and discounts, net and end-of term payments	4,430	—	—	4,430
Realized losses on investments	(10,572)	(65)	—	(10,637)
Net change in unrealized gains (losses) included in earnings	(6,415)	(304)	9	(6,710)
Payment-in-kind coupon	2,791	—	—	2,791
Transfers between investments	(4,788)	(27)	4,815	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of September 30, 2024	$346,056	$18,313	$16,472	$380,841

Net change in unrealized losses on Level 3 investments held as of September 30, 2024	$(8,076)	$(22)	$9	$(8,089)

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2023
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2022	$413,558	$18,445	$9,366	$441,369
Funding and purchases of investments, at cost	72,064	1,772	780	74,616
Principal payments and sale proceeds received from investments	(67,533)	—	—	(67,533)
Amortization and accretion of premiums and discounts, net and end-of term payments	4,663	—	—	4,663
Realized losses on investments	(18,083)	(1,176)	(500)	(19,759)
Net change in unrealized gains (losses) included in earnings	(6,828)	(1,756)	(561)	(9,145)
Payment-in-kind coupon	3,565	—	—	3,565
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of September 30, 2023	$401,406	$17,285	$9,085	$427,776

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2023	$(13,008)	$(1,756)	$(561)	$(15,325)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the nine months ended September 30, 2024 or the nine months ended September 30, 2023.
Realized gains and losses are included in “net realized losses on investments” in the consolidated statements of operations.
For the three months ended September 30, 2024 and 2023, the Company recognized net realized losses of $2.3 million and $0.2 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized net realized losses of $9.3 million and $18.7 million, respectively.
Unrealized gains and losses are included in “net change in unrealized losses on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended September 30, 2024 and 2023 totaled $2.8 million and $3.4 million, respectively, resulting primarily from market rate adjustments and foreign currency adjustments. Net change in unrealized losses for the nine months ended September 30, 2024 and 2023 totaled $6.7 million and $8.8 million, respectively.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of September 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$338,366	Discounted Cash Flows	Discount Rate	11.43% - 42.44%	18.96%
	7,690	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	0.00% - 100.00%	80.77%
Warrant investments	18,313	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	5.55x
			Volatility	35.00% - 85.00%	62.11%
			Term	0.50 - 5.50 Years	3.38 Years
			Risk Free Rate	0.17% - 4.87%	2.89%
Equity investments	16,472	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	57.67%
			Term	1.75 - 4.00 Years	3.11 Years
			Risk Free Rate	0.46% - 4.86%	3.31%
			Revenue Multiples	0.70x - 11.00x	2.38x
Total portfolio company investments	$380,841

Level 3 Investments (dollars in thousands)	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$366,489	Discounted Cash Flows	Discount Rate	11.71% - 44.09%	19.76%
	8,536	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	30.00% - 100.00%	72.26%
Warrant investments	16,915	Black Scholes Option Pricing Model	Revenue Multiples	0.18x - 56.90x	6.91
			Volatility	45.00% - 90.00%	65.07%
			Term	0.50 - 5.50 Years	3.47 Years
			Risk Free Rate	0.17% - 5.03%	2.93%
Equity investments	8,255	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	59.60%
			Term	1.75 - 4.00 Years	3.28 Years
			Risk Free Rate	0.46% - 4.86%	3.04%
			Revenue Multiples	1.09x - 14.00x	4.94x
Total portfolio company investments	$400,195
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The notional amounts as of September 30, 2024 and December 31, 2023, as shown in the Consolidated Schedule of Investments, are representative of the average volume throughout the nine months ended September 30, 2024 and year ended December 31, 2023, respectively. The following table shows a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of September 30, 2024 and December 31, 2023:

		Fair Value as of
Derivative Instrument	Statement Location	September 30, 2024	December 31, 2023
Foreign currency forward contracts	Other accrued expenses and liabilities	$(393)	$(430)
Foreign currency forward contracts	Prepaid expenses and other assets	—	—
Total		$(393)	$(430)
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during nine months ended September 30, 2024 and 2023 are in the following locations in the Consolidated Statements of Operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instrument	Statement Location	2024	2023	2024	2023
Foreign currency forward contracts	Net realized losses on investments	$(302)	$—	$(518)	$—
Foreign currency forward contracts	Net change in unrealized losses on investments	(330)	198	37	198
Total		$(632)	$198	$(481)	$198
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables show the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2024 and December 31, 2023:

As of September 30, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$(393)	$—	$—	$—	$(393)
Total	$(393)	$—	$—	$—	$(393)

As of December 31, 2023
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$(430)	$—	$—	$—	$(430)
Total	$(430)	$—	$—	$—	$(430)
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of September 30, 2024 and December 31, 2023:

Liability (in thousands)	September 30, 2024			December 31, 2023
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	$80,500	$169,500	$250,000	$87,500	$162,500
2027 Notes	75,000	75,000	—	75,000	75,000	—
Total	$325,000	$155,500	$169,500	$325,000	$162,500	$162,500
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Interest Expense and Amortization of Fees (in thousands)	2024	2023	2024	2023
Revolving Credit Facility
Interest cost	$2,909	$2,501	$7,344	$7,414
Unused fee	226	280	635	809
Amortization of costs and other fees	255	539	749	1,055
Revolving Credit Facility Total	$3,390	$3,320	$8,728	$9,278

2027 Notes
Interest cost	$1,099	$1,099	$3,296	$3,296
Amortization of costs and other fees	47	44	139	129
2027 Notes Total	$1,146	$1,143	$3,435	$3,425

Total interest expense and amortization of fees	$4,536	$4,463	$12,163	$12,703
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. As of September 30, 2024, commitments available total $250.0 million from four lenders—DBNY, MUFG, KeyBank National Association (“KeyBank”) and TIAA, FSB—subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
The revolving period under the Credit Facility is scheduled to expire on July 15, 2025, subject to an extension with the consent of the lenders and early termination if an event of default occurs or other adverse events, specified in the Receivables Financing Agreement, occur. The scheduled maturity date for the Credit Facility is January 15, 2027, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50% and are subject to certain minimum principal utilization amounts during the revolving period. As of September 30, 2024, the applicable margin is equal to 3.25% during the revolving period and increases to 4.25% during the amortization period.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the Credit Facility.
As of September 30, 2024 and December 31, 2023, the Company had outstanding borrowings under the Credit Facility of $80.5 million and $87.5 million, respectively, excluding deferred credit facility costs of $2.3 million and $3.0 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three months ended September 30, 2024 and 2023, the Company had average outstanding borrowings under the Credit Facility of $72.8 million and $103.9 million, respectively, at a weighted average interest rate of 8.45% and 8.59%, respectively. During the nine months ended September 30, 2024 and 2023, the Company had average outstanding borrowings under the Credit Facility of $82.8 million and $107.8 million, respectively, at a weighted average interest rate of 8.53% and 8.24%, respectively. As of September 30, 2024 and December 31, 2023, $237.9 million and $255.0 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility.

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
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and minimum stockholders’ equity of $142.8 million, as adjusted upward by an amount equal to 65% of the net proceeds from the issuance of shares of the Company’s common stock subsequent to December 31, 2021. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.5 million and $0.6 million of deferred issuance cost as of September 30, 2024 and December 31, 2023, respectively, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of September 30, 2024 and December 31, 2023, the fair value of the 2027 Notes was $74.0 million and $71.3 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of September 30, 2024 and December 31, 2023:

Liability (in thousands)	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$80,500	$80,500	$—	$—	$87,500	$87,500
2027 Notes	—	—	73,993	73,993	—	—	71,333	71,333
Total	$—	$—	$154,493	$154,493	$—	$—	$158,833	$158,833
Note 7. Commitments and Contingencies
Commitments
As of September 30, 2024 and December 31, 2023, the Company’s unfunded commitments totaled $63.9 million to 21 portfolio companies and $72.2 million to 25 portfolio companies, respectively, of which $44,000 and $6.3 million, respectively, were dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Activehours, Inc.	$10,000	$41	$10,000	$—
Etched.ai, Inc.	10,000	350	—	—
Luxury Presence, Inc.	7,000	74	6,000	65
Karat Financial Technologies, Inc.	6,719	84	6,719	84
Cresta Intelligence, Inc.	5,000	16	—	—
Thoughtful Automation, Inc.	4,061	39	—	—
Haven Energy Inc.	2,700	14	—	—
Headout Inc.	2,649	20	—	—
Earth Funeral Group, Inc.	2,570	66	—	—
Planet A Foods GmbH	2,232	43	—	—
Panorama Education, Inc.	2,140	2	—	—
Join Digital, Inc.	2,100	41	—	—
Ocrolus Inc.	1,714	22	—	—
Overtime Sports, Inc.	1,143	8	1,143	8
Hover Inc.	1,000	14	—	—
Quantum Circuits, Inc.	1,000	10	—	—
Mirelo AI GmbH	926	18
Idelic, Inc.	400	4	1,200	7
Worldwide Freight Logistics Ltd.	268	4	345	10
Flashparking, Inc.	250	1	—	—
Ephemeral Solutions, Inc.	44	1	—	—
Dance GmbH	—	8	—	—
Encore Music Technologies, Inc.	—	2	—	1
Perry Health, Inc.	—	—	8,000	97
Ever/Body Inc.	—	—	6,200	102
Prose Beauty, Inc.	—	—	6,000	215
Machinify, Inc.	—	—	5,000	58
Placemakr, Inc.	—	—	5,000	168
JOKR	—	—	3,748	238
Parsable, Inc.	—	—	2,667	37
Firemaps, Inc.	—	—	2,000	43
FireHydrant, Inc.	—	—	1,200	29
McN Investments Ltd.	—	—	1,000	5
Pair Eyewear, Inc.	—	—	1,000	10
Substack, Inc.	—	—	1,000	13
Tempus Ex Machina, Inc.	—	—	1,000	—
Virtual Facility, Inc.	—	—	1,000	—
Highbeam, Inc.	—	—	813	10
Construction Finance Corporation	—	—	575	10
OnSiteIQ, Inc.	—	—	334	5
Forum Brands, LLC	—	—	147	5
Allplants LTD	—	—	102	4
Total	$63,916	$882	$72,193	$1,224
_______________
(1)As of September 30, 2024 and December 31, 2023, the Company did not have any backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Commitments Activity (in thousands)	2024	2023	2024	2023
Unfunded commitments at beginning of period(1)	$58,223	$88,138	$72,193	$142,102
New commitments(1)	42,674	33,735	111,113	102,954
Fundings	(26,071)	(13,393)	(87,674)	(73,358)
Repayments under existing revolvers	—	10,874	—	11,116
Expirations / Terminations	(10,979)	(15,530)	(31,781)	(79,136)
Foreign currency adjustments	69	(24)	65	122
Unfunded commitments and backlog of potential future commitments at end of period	$63,916	$103,800	$63,916	$103,800
Backlog of potential future commitments	—	—	—	—
Unfunded commitments at end of period	$63,916	$103,800	$63,916	$103,800
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of September 30, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	September 30, 2024	December 31, 2023
Dependent on milestones	$44	$6,300
Expiring during:
2024	20,431	64,331
2025	33,095	7,862
2026	10,390	—
Unfunded commitments	$63,916	$72,193
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of September 30, 2024 and December 31, 2023, the Company did not have any backlog of potential future commitments.
Note 8. Financial Highlights
The following table shows the financial highlights for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
Financial Highlights (in thousands, except share and per share data)	2024	2023
Per Share Data(1)
Net asset value at beginning of period	$12.24	$14.00
Changes in net asset value due to:
Net investment income	1.15	1.61
Net realized gains/(losses) on investments	(0.39)	(0.92)
Net change in unrealized losses on investments	(0.28)	(0.44)
Distributions to common shareholders	(0.88)	(0.84)
Net asset value at end of period	$11.84	$13.41

Net investment income per common share	1.15	$1.61
Net increase in net assets resulting from operations per common share	$0.48	$0.25
Weighted average shares of common stock outstanding for period	23,689,363	20,297,200
Shares of common stock outstanding at end of period	23,689,363	20,297,200

Ratios / Supplemental Data(2)
Net asset value at end of period	$281,015	$272,654
Average net asset value	$288,786	$284,094
Total return based on net asset value per share(3)	3.9%	1.8%
Net investment income to average net asset value(4)	12.7%	15.4%
Net increase in net assets to average net asset value(4)	5.3%	2.4%
Ratio of expenses to average net asset value(4)	9.6%	9.7%
Operating expenses excluding incentive fees to average net asset value(4)	9.6%	9.7%
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
(4)Percentage is presented on an annualized basis.
The following table shows the weighted average portfolio yield on debt investments for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
Ratios (Percentages, on an annualized basis)(1)	2024	2023
Weighted average portfolio yield on debt investments(2)	15.4%	16.4%
Coupon income	11.7%	12.7%
Accretion of discount	1.1%	1.3%
Accretion of end-of-term payments	1.7%	1.9%
Impact of prepayments during the period	0.9%	0.5%
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
(2)The weighted average portfolio yields on debt investments reflected above do not represent actual investment returns to the Company's shareholders.
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Share Information (in thousands, except share and per share data)	2024	2023	2024	2023
Net investment income	$8,054	$10,326	$27,361	$32,655
Net increase (decrease) in net assets resulting from operations	2,931	$6,798	11,367	5,116
Basic and diluted weighted average shares of common stock outstanding	23,689,363	20,297,200	23,689,363	20,297,200
Basic and diluted net investment income per share of common stock	$0.34	$0.51	$1.15	$1.61
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.12	$0.33	$0.48	$0.25
Note 10.    Equity
During each of the three and nine months ended September 30, 2024 and 2023, the Company did not issue any shares of common stock through the Company’s private placement offering.
As of both September 30, 2024 and December 31, 2023, the Company had 23,689,363 shares of common stock outstanding. As of both September 30, 2024 and December 31, 2023, the Company had 525 shares of its Series A Preferred Stock outstanding.
As of September 30, 2024, the Company had received capital commitments totaling $386.8 million, of which $354.7 million had been funded, with the Company’s stockholders released from funding obligations for any remaining undrawn capital commitments effective upon the expiration of the Company’s investment period in December 2023, subject to limited exceptions set forth in the stockholders’ subscription agreements with the Company.
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
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to September 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
April 25, 2024	April 29, 2024	May 17, 2024	0.47
August 1, 2024	August 5, 2024	August 23, 2024	0.41
		Total cash distributions	$6.30
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three and nine months ended September 30, 2024. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Subsequent Events
Distribution
On October 31, 2024, the Board declared a $0.41 per share distribution to the Company’s common stockholders, payable on November 15, 2024 to stockholders of record on November 1, 2024.

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

The following tables show certain information relating to the composition of our portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$361,017	$346,056	$(14,961)	222	80
Warrant investments	15,122	18,313	3,191	202	145
Equity investments	17,651	16,472	(1,179)	68	54
Total investments in portfolio companies	$393,790	$380,841	$(12,949)	492	161	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$383,570	$375,025	$(8,545)	228	83
Warrant investments	13,419	16,915	3,496	183	144
Equity investments	9,444	8,255	(1,189)	56	44
Total investments in portfolio companies	$406,433	$400,195	$(6,238)	467	157	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$80,640	21.2%
Business/Productivity Software	32,525	8.5
E-Commerce - Clothing and Accessories	28,693	7.5
Real Estate Services	26,246	6.9
Business Products and Services	23,917	6.3
Business Applications Software	22,035	5.8
E-Commerce - Personal Goods	19,760	5.2
Healthcare Services	16,883	4.4
Healthcare Technology Systems	14,800	3.9
Financial Software	9,992	2.6
Information Services (B2C)	9,419	2.5
Computer Hardware	9,373	2.5
Consumer Non-Durables	9,035	2.4
Infrastructure	8,849	2.3
Energy	8,515	2.2
Other Financial Services	7,937	2.1
Social/Platform Software	6,833	1.8
Network Management Software	5,708	1.5
Communications and Networking	4,933	1.3
Human Capital Services	4,414	1.2
Multimedia and Design Software	4,265	1.1
Aerospace and Defense	3,984	1.0
Entertainment Software	3,908	1.0
Educational Software	3,145	0.8
Food Products	2,722	0.7
Medical Software and Information Services	2,578	0.7
Application Software	2,492	0.7
Environmental Services	1,480	0.4
Life and Health Insurance	1,278	0.3
Business to Business Marketplace	880	0.2
Consumer Finance	761	0.2
Information Technology	750	0.2
Software Development Applications	735	0.2
Database Software	504	0.1
Elder and Disabled Care	486	0.1
Financial Services	150	*
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Cultivation	—	*
Home Furnishings	—	*
Household Products	—	*
Total portfolio company investments	$380,841	100.0%

_______________
*Amount represents less than 0.05% of total investments at fair value.

	December 31, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$57,610	14.4%
Real Estate Services	38,416	9.6
E-Commerce - Clothing and Accessories	35,449	8.9
Business Products and Services	33,509	8.4
Business Applications Software	30,910	7.7
Business/Productivity Software	30,573	7.6
E-Commerce - Personal Goods	28,177	7.0
Healthcare Technology Systems	20,151	5.0
Energy	14,984	3.7
Life and Health Insurance	9,558	2.4
Information Services (B2C)	9,306	2.3
Healthcare Services	9,078	2.3
Other Financial Services	8,591	2.1
Infrastructure	8,487	2.1
Computer Hardware	8,143	2.0
Social/Platform Software	7,508	1.9
Multimedia and Design Software	6,572	1.6
Financial Software	5,846	1.5
Application Software	5,290	1.3
Network Management Software	5,133	1.3
Aerospace and Defense	4,523	1.1
Human Capital Services	4,380	1.1
Entertainment Software	4,044	1.0
Consumer Non-Durables	3,450	0.9
Food Products	2,488	0.6
Medical Software and Information Services	2,434	0.6
Consumer Finance	1,756	0.4
Cultivation	1,317	0.3
Business to Business Marketplace	880	0.2
Software Development Applications	526	0.1
Elder and Disabled Care	486	0.1
Database Software	254	0.1
Financial Services	150	*
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Household Products	—	*
Total portfolio company investments	$400,195	100.0%
_____________
*Amount represents less than 0.05% of total investments at fair value.
The following table shows the financing product type of our debt investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$325,230	94.0%	$350,862	93.5%
Revolver loans	19,729	5.7	23,078	6.2
Convertible notes	1,097	0.3	1,085	0.3
Total debt investments	$346,056	100.0%	$375,025	100.0%
Growth capital loans in which the borrower held a term loan facility with another lender, with or without an accompanying revolving loan, in priority to our senior lien represented 15.5% and 24.3% of our debt investments at fair value as of September 30, 2024 and December 31, 2023, respectively.

Investment Activity
During the three months ended September 30, 2024, we entered into debt commitments with 5 new and 10 existing portfolio companies totaling $42.7 million, funded debt investments to 9 portfolio companies for $26.2 million in principal value, acquired warrant investments representing $0.5 million of fair value and made direct equity investments of $1.5 million. Debt investments funded during the three months ended September 30, 2024 carried a weighted average annualized portfolio yield of 14.5% at origination.
During the three months ended September 30, 2023, we entered into debt commitments with 5 new and 6 existing portfolio companies totaling $33.7 million, funded debt investments to 11 portfolio companies for $13.4 million in principal value and acquired warrant investments representing $0.7 million of fair value. Debt investments funded during the three months ended September 30, 2023 carried a weighted average annualized portfolio yield of 15.2% at origination.
During the nine months ended September 30, 2024, we entered into debt commitments with 11 new portfolio companies and 14 existing portfolio companies totaling $111.1 million, funded debt investments to 30 portfolio companies for $88.4 million in principal value, acquired warrant investments representing $2.5 million of fair value, and made direct equity investments of $3.4 million. Debt investments funded during the nine months ended September 30, 2024 carried a weighted average annualized portfolio yield of 15.7% at origination.
During the nine months ended September 30, 2023, we entered into debt commitments with 14 new portfolio companies and 13 existing portfolio companies totaling $103.0 million, funded debt investments to 35 portfolio companies for $74.2 million in principal value, acquired warrant investments representing $1.8 million of fair value, and made direct equity investments of $0.8 million. Debt investments funded during the nine months ended September 30, 2023 carried a weighted average annualized portfolio yield of 15.4%1 at origination.
During the three months ended September 30, 2024, we received $10.0 million of principal prepayments and early repayments from 2 portfolio companies and $15.9 million of scheduled principal amortization. During the three months ended September 30, 2023, we received $14.0 million of principal prepayments and early repayments from 5 portfolio companies and $19.1 million of scheduled principal amortization.
During the nine months ended September 30, 2024, we received $49.9 million of principal prepayments and early repayments from 16 portfolio companies and $42.5 million of scheduled principal amortization. During the nine months ended September 30, 2023, we received $39.1 million of principal prepayments and early repayments from 12 portfolio companies and $28.5 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Beginning portfolio at fair value	$382,206	$448,085	$400,195	$441,376
New debt investments, net(1)	25,411	13,008	84,752	72,064
Scheduled principal amortization	(15,870)	(19,121)	(42,526)	(28,462)
Principal prepayments and early repayments	(10,000)	(14,000)	(49,898)	(39,071)
Accretion of debt investment fees	1,430	968	4,432	4,663
Payment-in-kind coupon	952	1,786	2,791	3,565
New warrant investments	542	691	2,500	1,772
New equity investments	1,450	—	3,392	780
Proceeds and dispositions from investments	(700)	—	(9,147)	—
Net realized losses	(2,129)	(89)	(8,940)	(19,874)
Net unrealized losses on investments	(2,451)	(3,551)	(6,710)	(9,036)
Ending portfolio at fair value	$380,841	$427,777	$380,841	$427,777
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

The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Commitments and Fundings (in thousands)	2024	2023	2024	2023
Debt Commitments
New portfolio companies	$19,603	$26,000	$52,625	$61,750
Existing portfolio companies	15,324	7,735	60,740	41,204
Total(1)	$34,927	$33,735	$113,365	$102,954

Funded Debt Investments	$26,203	$13,393	$88,440	$74,194

Equity Investments	$1,450	$—	$3,392	$287
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2024 and December 31, 2023, we did not have any backlog of potential future commitments.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$32,724	9.5%	5	$47,036	12.5%	9
White (2)	264,561	76.4	55	281,114	75.0	54
Yellow (3)	43,596	12.6	11	38,936	10.4	12
Orange (4)	4,996	1.4	6	7,788	2.1	7
Red (5)	179	0.1	3	151	—	1
Total	$346,056	100.0%	80	$375,025	100.0%	83
As of September 30, 2024 and December 31, 2023, the weighted average credit ranking of our debt investment portfolio was 2.06 and 2.02, respectively. During the three months ended September 30, 2024, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $1.0 million was upgraded from White (2) to Clear (1), one portfolio company with a principal balance of $1.5 million was upgraded from Yellow (3) to White (2), one portfolio company with a principal balance of $2.7 million was upgraded from Orange (4) to Yellow (3), two portfolio companies with an aggregate principal balance of $13.3 million was downgraded from Clear (1) to White (2), one portfolio company with a principal balance of $1.3 million was downgraded from Yellow (3) to Red (5) and one portfolio company with a principal balance of $4.3 million was downgraded from Orange (4) to Red (5).

As of September 30, 2024, we had investments in 10 portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $22.7 million and $11.9 million, respectively. As of December 31, 2023, we had investments in 11 portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $19.9 million and $15.1 million, respectively.
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
For the three months ended September 30, 2024 and 2023, our net increase in net assets resulting from operations was $2.9 million and $6.8 million, respectively, which was comprised of $8.1 million and $10.3 million, respectively, of net investment income and $5.1 million and $3.5 million of net realized and unrealized losses, respectively. On a per common share basis for the three months ended September 30, 2024 and 2023, net investment income was $0.34 and $0.51, respectively, and our net increase in net assets from operations was $0.12 and $0.33, respectively.
For the nine months ended September 30, 2024 and 2023, our net increase in net assets resulting from operations was $11.4 million and $5.1 million, respectively, which was comprised of $27.4 million and $32.7 million, respectively, of net investment income and $16.0 million and $27.5 million of net realized and unrealized losses, respectively. On a per common share basis for the nine months ended September 30, 2024 and 2023, net investment income was $1.15 and $1.61, respectively, and our net increase in net assets from operations was $0.48 and $0.25, respectively.
Investment Income
Total investment and other income for the three and nine months ended September 30, 2024 was $15.4 million and $48.2 million, respectively. Total investment and other income for the three and nine months ended September 30, 2023 was $18.0 million and $53.4 million, respectively.
The decrease in total investment and other income for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, is due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio and a lower weighted average portfolio yield on our income-bearing debt investment portfolio.
Operating Expenses
Total operating expenses consist of our base management fee, income incentive fee, capital gains incentive fee, interest expenses and amortization of fees, administration agreement expenses, and general and administrative expenses. We anticipate that our operating expenses would increase over time to the extent that our investment portfolio grows. However, we anticipate operating expenses, as a percentage of total assets and net assets, would generally decrease over time to the extent that our investment portfolio and capital base expand. We expect that base management and income incentive fees would increase to the extent that we grow our capital base and our earnings. The capital gains incentive fee depends on realized and unrealized gains and losses. Interest expenses will generally increase if we draw down on the Credit Facility or issue debt securities, and we generally expect expenses under the Administration Agreement and general and administrative expenses to increase over time to the extent that our investment portfolio grows, to meet the additional requirements associated with servicing a larger portfolio.
Total operating expenses for the three and nine months ended September 30, 2024 were $7.4 million and $20.8 million, respectively. Total operating expenses for the three and nine months ended September 30, 2023 were $7.7 million and $20.7 million, respectively.
Base management fees for the three and nine months ended September 30, 2024 were $1.6 million and $4.6 million, respectively. Base management fees for the three and nine months ended September 30, 2023 were $1.4 million and $4.1 million, respectively. Base management fees increased during the 2024 periods due to an increase in invested equity, primarily through the issuance of common stock.
We did not incur an income incentive fee for the three and nine months ended September 30, 2024, as the income incentive fees were reduced by $1.6 million and $5.5 million, respectively, due to the total return requirement under the Advisory Agreement. We did not incur an income incentive fee for the three and nine months ended September 30, 2023, as the income incentive fees were reduced by $2.1 million and $6.5 million, respectively, due to the total return requirement under the Advisory Agreement. We did not incur a capital gains incentive fee during the three and nine months ended September 30, 2024 or the three and nine months ended September 30, 2023, primarily due to the current and cumulative realized and unrealized losses we recorded on our investment portfolio during the periods. See “Note 3. Related Party Agreements and Transactions” to our unaudited financial statements with respect to the capital gains incentive fee expense accruals.

For the three and nine months ended September 30, 2024, interest and fees on our borrowings totaled $4.5 million and $12.2 million, respectively. For the three and nine months ended September 30, 2023, interest and fees on our borrowings totaled $4.5 million and $12.7 million, respectively. Interest and fees decreased during the nine months ended September 30, 2024, as compared to the corresponding 2023 period, primarily due to a decrease in the weighted average borrowings outstanding during the 2024 period compared to the 2023 period, partially offset by an increase in the weighted average interest rate on our borrowings during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The weighted average interest rate on our borrowings slightly decreased during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
For the three and nine months ended September 30, 2024, expenses under the Administration Agreement and general and administrative expenses totaled $1.3 million and $4.0 million, respectively. For the three and nine months ended September 30, 2023, expenses under the Administration Agreement and general and administrative expenses total $1.9 million and $3.9 million, respectively.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized losses on investments” in the consolidated statements of operations.
For the three and nine months ended September 30, 2024, we recognized net realized losses of $2.3 million and $9.3 million, respectively, primarily due to the write-offs of investments in certain portfolio companies, in addition to foreign currency adjustments. For the three and nine months ended September 30, 2023, we recognized net realized losses of $0.2 million and $18.7 million, respectively, primarily due to the write-offs of investments in certain portfolio companies, in addition to foreign currency adjustments.
Unrealized gains and losses are included in “net change in unrealized losses on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three and nine months ended September 30, 2024 totaled $2.8 million and $6.7 million, respectively, resulting primarily from market rate adjustments and foreign currency adjustments. Net change in unrealized losses during the three and nine months ended September 30, 2023 totaled $3.4 million and $8.8 million, respectively, resulting primarily from market rate adjustments and foreign currency adjustments, partially offset by the reversal of previously recognized unrealized losses on investments that were written off in the period.
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
The following table shows the weighted average annualized portfolio yield on our debt investments, excluding non-income producing investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Ratios (Percentages, on an annualized basis)(1)	2024	2023	2024	2023
Weighted average portfolio yield on debt investments(2)	15.9%	17.4%	15.4%	16.4%
Coupon income	12.2%	13.5%	11.7%	12.7%
Accretion of discount	1.3%	1.1%	1.1%	1.3%
Accretion of end-of-term payments	1.7%	1.9%	1.7%	1.9%
Impact of prepayments during the period	0.7%	0.9%	0.9%	0.5%
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

For the three and nine months ended September 30, 2024, our total return based on the change in net asset value was 1.0% and 3.9%, respectively. For the three and nine months ended September 30, 2023, our total return based on the change in net asset value was 2.5% and 1.8%, respectively. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period. The total return is for the period shown and is not annualized.
The following table shows our return on average total assets and return on average net asset value for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	2024	2023	2024	2023
Net investment income	$8,054	$10,326	$27,361	$32,655
Net increase (decrease) in net assets	$2,931	$6,798	$11,367	$5,116

Average net asset value(2)	$285,135	$275,079	$288,786	$284,094
Average total assets(2)	$439,316	$462,406	$451,843	$473,136

Net investment income to average net asset value(3)	11.2%	14.9%	12.7%	15.4%
Net increase in net assets to average net asset value(3)	4.1%	9.8%	5.3%	2.4%

Net investment income to average total assets(3)	7.3%	8.9%	8.1%	9.2%
Net increase in net assets to average total assets(3)	2.7%	5.8%	3.4%	1.4%
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
As of September 30, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 85.6% of our total assets, as compared to 86.1% of our total assets as of December 31, 2023.

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
Cash Flows
During the nine months ended September 30, 2024, net cash provided by operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $26.6 million and net cash used in financing activities, consisting primarily of net repayments under the Credit Facility and distributions paid, was $27.9 million. As of September 30, 2024, cash and cash equivalents, including restricted cash, was $59.6 million.
During the nine months ended September 30, 2023, net cash provided by operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $22.0 million and net cash used in financing activities, consisting primarily of distributions paid, partially offset by net borrowings under the Credit Facility, was $18.3 million. As of September 30, 2023, cash, including restricted cash, was $40.8 million.
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
As of September 30, 2024, we had received capital commitments totaling $386.8 million in connection with our private offering of common stock, of which $354.7 million had been funded. Upon termination of our investment period, which occurred on December 19, 2023, our stockholders were released from funding obligations for any remaining undrawn capital commitments under their respective subscription agreements with us, subject to limited exceptions set forth in the subscription agreements.
Credit Facility
We have $250.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The revolving period under the Credit Facility is scheduled to expire on July 15, 2025 and the maturity date of the Credit Facility is scheduled for January 15, 2027. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50%, and are subject to certain minimum principal utilization amounts during the revolving period. As of September 30, 2024, the applicable margin is equal to 3.25% during the revolving period and increases to 4.25% during the amortization period. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of September 30, 2024 and December 31, 2023, we had outstanding borrowings of $80.5 million and $87.5 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $2.3 million and $3.0 million, respectively, which are included as assets in the consolidated statements of assets and liabilities. As of September 30, 2024 and December 31, 2023, we had $169.5 million and $162.5 million, respectively, of remaining capacity on our Credit Facility.
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
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to the aggregate amount of our senior securities, which generally includes all of our borrowings and any preferred stock, of at least 150%. As of September 30, 2024, our asset coverage for total borrowings and other senior securities was 279%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2024 and December 31, 2023, our unfunded commitments totaled $63.9 million and $72.2 million, respectively, of which $44,000 and $6.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of September 30, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	September 30, 2024	December 31, 2023
Activehours, Inc.	$10,000	$10,000
Etched.ai, Inc.	10,000	—
Luxury Presence, Inc.	7,000	6,000
Karat Financial Technologies, Inc.	6,719	6,719
Cresta Intelligence, Inc.	5,000	—
Thoughtful Automation, Inc.	4,061	—
Haven Energy Inc.	2,700	—
Headout Inc.	2,649	—
Earth Funeral Group, Inc.	2,570	—
Planet A Foods GmbH	2,232	—
Panorama Education, Inc.	2,140	—
Join Digital, Inc.	2,100	—
Ocrolus Inc.	1,714	—
Overtime Sports, Inc.	1,143	1,143
Hover Inc.	1,000	—
Quantum Circuits, Inc.	1,000	—
Mirelo AI GmbH	926
Idelic, Inc.	400	1,200
Worldwide Freight Logistics Ltd.	268	345
Flashparking, Inc.	250	—
Ephemeral Solutions, Inc.	44	—
Perry Health, Inc.	—	8,000
Ever/Body Inc.	—	6,200
Prose Beauty, Inc.	—	6,000
Machinify, Inc.	—	5,000
Placemakr, Inc.	—	5,000
JOKR	—	3,748
Parsable, Inc.	—	2,667
Firemaps, Inc.	—	2,000
FireHydrant, Inc.	—	1,200
McN Investments Ltd.	—	1,000
Pair Eyewear, Inc.	—	1,000
Substack, Inc.	—	1,000
Tempus Ex Machina, Inc.	—	1,000
Virtual Facility, Inc.	—	1,000
Highbeam, Inc.	—	813
Construction Finance Corporation	—	575
OnSiteIQ, Inc.	—	334
Forum Brands, LLC	—	147
Allplants LTD	—	102
Total	$63,916	$72,193
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
During the nine months ended September 30, 2024 and the year ended December 31, 2023, $31.8 million and $103.4 million of unfunded commitments expired or were terminated, respectively. The following table shows additional information on our unfunded commitments regarding milestones and expirations as of September 30, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	September 30, 2024	December 31, 2023
Dependent on milestones	$44	$6,300
Expiring during:
2024	20,431	64,331
2025	33,095	7,862
2026	10,390	—
Total	$63,916	$72,193
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to September 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30 2022	0.10
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
April 25, 2024	April 29, 2024	May 17, 2024	0.47
August 1, 2024	August 5, 2024	August 23, 2024	0.41
		Total cash distributions	$6.30
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
As of September 30, 2024, we estimated that we had undistributed taxable earnings from distributable earnings of $21.6 million, or $0.91 per common share.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements and disclosures.
Recent Developments
Distribution
On October 31, 2024, our Board declared a $0.41 per share distribution to our common stockholders, payable on November 15, 2024 to stockholders of record on November 1, 2024.

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
As of September 30, 2024, a majority of the debt investments (approximately 80.2%, or $289.0 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including SOFR.
As of September 30, 2024, our floating rate borrowings totaled $80.5 million, which represented 51.8% of our outstanding debt as of September 30, 2024. As of September 30, 2024, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of September 30, 2024 was 8.00%, which is at or above the interest-rate floors applicable to a majority of our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of September 30, 2024. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of September 30, 2024, our interest expense on floating rate borrowings will increase if rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2024 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$7,816	$(3,750)	$4,066
Up 200 basis points	$5,119	$(2,500)	$2,619
Up 100 basis points	$2,422	$(1,250)	$1,172
Up 50 basis points	$1,073	$(625)	$448
Down 50 basis points	$(969)	$625	$(344)
Down 100 basis points	$(1,782)	$1,250	$(532)
Down 200 basis points	$(3,293)	$2,500	$(793)
Down 300 basis points	$(4,552)	$3,750	$(802)
This analysis is indicative of the potential impact on our investment income as of September 30, 2024, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after September 30, 2024 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2024, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. During the nine months ended September 30, 2024, we entered into foreign currency forward contracts to limit our foreign currency exposure with respect to the British Pound Sterling and Euro. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the SEC on March 13, 2024) which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. Similarly, we did not repurchase any shares of our equity securities during the quarter ended September 30, 2024.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

TriplePoint Private Venture Credit Inc.

Date: November 7, 2024	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Brandon R. Campbell
Brandon R. Campbell
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)