Form 10-K
period 2024-12-31
TriplePoint Private Venture Credit Inc.
filed 2025-03-11
CIK 1792509

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
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of June 28, 2024, there was no established public market for the registrant’s common stock.
As of March 11, 2025, the Registrant had 23,689,363 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2025 annual meeting of stockholders (the “2025 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Form 10-K as indicated herein.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
•“Credit Facility” refers to our Financing Subsidiary’s secured revolving credit facility with the lenders and agents party thereto from time to time and Deutsche Bank AG, New York Branch, as facility agent, as amended or otherwise modified from time to time;
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
Our investment objective is to maximize our total return to stockholders primarily in the form of current income from secured loans and, to a lesser extent, through capital gains from equity “kickers” in the form of warrants and direct equity investments to venture capital-backed companies. We are externally managed by the Adviser, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a wholly owned subsidiary of TriplePoint Capital. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring our investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between us and the Adviser (the “Advisory Agreement”), we pay the Adviser a base management fee and an incentive fee for its investment management services. We have also entered into an administration agreement (the “Administration Agreement”) with the Administrator, a wholly owned subsidiary of the Adviser, pursuant to which the Administrator provides or arranges for the provision of all administrative services necessary for us to operate.
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
We originate and invest primarily in loans that have a secured collateral position and are used by venture capital-backed companies to finance their continued expansion and growth and, on a select basis, equipment financings and revolving loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments. We believe these investments will provide us with a stable, fixed-income revenue stream along with the potential for our returns to be enhanced by equity-related gains. We underwrite our investments seeking an unlevered yield-to-maturity on our growth capital loans and equipment financings generally ranging from 10% to 18% and on our revolving loans generally ranging from 1% to 10% above the applicable prime rate, in each case, with potential for higher returns in the event we are able to exercise warrant investments and realize gains or sell our related equity investments at a profit. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and either the existence of or the near-

term potential for strong revenue or revenue growth, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity.
We commenced our loan origination and investment activities contemporaneously on May 27, 2020, which was the first date on which shares of our common stock were purchased pursuant to a Drawdown Notice (defined below). We have conducted private offerings of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each private offering, each participating investor made a capital commitment (each a “Capital Commitment”) to purchase shares of our common stock pursuant to subscription agreements entered into with us (each a “Subscription Agreement”) and were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitments each time we delivered a notice to the investors (each a “Drawdown Notice”). Prior to an Advanced Liquidity Event (as defined below), no investor who participated in our private offerings will be permitted to sell, assign, transfer or otherwise dispose of its shares of our common stock or Capital Commitment unless we provide our prior written consent and the transfer or other transaction is otherwise made in accordance with applicable law and the terms of the relevant Subscription Agreement.
Term
Unless our board of directors (the “Board” or the “Board of Directors”) (subject to any necessary stockholder approvals and applicable requirements of the 1940 Act) determines that it is in our best interests to effect an Advanced Liquidity Event (as defined below), we intend to begin an orderly liquidation of our remaining assets with an intent to distribute net proceeds and thereafter dissolve the Company within a reasonable period of time after the six-year anniversary of the date upon which the first closing of any Subscription Agreement occurred, which was December 19, 2019 (the “Initial Closing”); provided that the Board has the right, in its sole discretion, to extend the term of the Company for up to two consecutive one-year periods (such date, the “Expiration Date”). However, if the Board determines that there has been a significant adverse change in our or our stockholders’ regulatory or tax treatment that, in its judgment, makes it inadvisable for the Company to continue in its present form, and the Board makes the determination to restructure or change the form of the Company to preserve (insofar as possible) the overall benefits previously enjoyed by our stockholders as a whole, or if the Board determines it appropriate (subject to any necessary stockholder approvals and applicable requirements of the 1940 Act), then the Board shall have the right to (a) cause the Company to change its form and/or jurisdiction of organization or (b) wind down and/or liquidate and dissolve the Company.
An Advanced Liquidity Event is defined as: (1) a listing of our shares of capital stock on a national securities exchange (a “listing”), including in connection with an initial public offering (an “IPO”), (2) a merger with another entity, including an affiliated company, subject to any limitations under the 1940 Act or (3) the sale of all or substantially all of our assets. At any time during or after the Investment Period (as defined below) and prior to the Expiration Date, we may participate in an Advanced Liquidity Event.
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

Upon termination of the period (the “Investment Period”), which occurred on December 19, 2023, each investor was released from its obligation to fund any portion of such investor’s Capital Commitments for which such investor had not received a Drawdown Notice prior to the termination of the Investment Period, except that, until the Expiration Date (including any extension as described above) and prior to an Advanced Liquidity Event, stockholders will remain obligated to fund drawdowns to the extent necessary to (a) pay our expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Investment Period, (b) complete investments in any transactions for which there are binding written agreements as of the end of the Investment Period (including investments that are funded in phases), (c) fund amounts required to fund financing commitments entered into on or before the end of the Investment Period, and any amounts paid on exercise of warrants or to otherwise protect the value of existing investments (for example, follow-on debt or equity investments made to protect existing investments and/or pursuant to pay-to-play provisions in a portfolio company’s charter documents, or in a “down round” of equity to avoid dilution, or to take advantage of negotiated super-pro-rata rights under which the acceptability of a previous investment was augmented by the right to make a disproportionate follow-on investment) as needed prior to the Expiration Date (including any extension as described above), (d) fund obligations under any guarantee or indemnity made by us during the Investment Period, (e) as necessary for us to preserve our RIC status under Subchapter M of the Code and/or (f) fulfill obligations with respect to any “defaulted commitment” under the Subscription Agreement.
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
The Adviser’s senior investment team is led by the Adviser’s co-founders, James P. Labe and Sajal K. Srivastava, who are highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and have developed long-standing relationships with, and have an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. The Adviser’s co-founders have worked together for more than 25 years, and its senior investment team includes professionals with extensive experience and backgrounds in technology and high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has an average of more than 21 years of relevant experience and an extensive network of industry contacts and venture capital relationships.

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
We paid an aggregate cash purchase price of $96.4 million for the Initial Portfolio, which was equal to the sum of the fair values of each investment in the Initial Portfolio (the “Initial Portfolio Transaction”). The valuation of the Initial Portfolio was approved by the Board in consultation with the Adviser and in consideration of valuations performed by independent third-party valuation firms. For more information regarding the acquisition of the Initial Portfolio, please see Amendment No. 1 to our Registration Statement on Form 10, filed with the SEC on June 9, 2020.
Investment Strategy
Overview
Our investment objective is to maximize our total return to stockholders primarily in the form of current income from our secured loans and, to a lesser extent, through capital gains from equity “kickers” in the form of warrants and direct equity investments. We intend to leverage TPC’s global investment platform to directly originate loans to venture capital-backed companies primarily in the United States and on a limited basis, the United Kingdom, Europe, Israel, and Canada. We pursue our investment objective by relying on a core investment philosophy described as the “Four Rs”. The Four Rs stand for:
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
We invest primarily in (i) growth capital loans that have a secured collateral position and that are generally used by venture capital-backed companies to finance their continued expansion and growth, (ii) on a select basis, (a) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission critical equipment or the entire company and (b) revolving loans that have a secured collateral position and that are used by venture capital-backed companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or the equivalent and (iii) direct equity investments in venture capital-backed companies. We also generally underwrite our secured loans seeking a weighted average loan-to-enterprise value of our portfolio of less than 25%. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns.

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
•financing from one or more members of TPC’s select group of leading venture capital investors;

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
•likelihood of raising additional equity capital or achieving an exit in the form of an initial public offering or sale based on the determination of our Adviser and its investment experience and history of investing in venture capital-backed companies;
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
Competitive Strengths
Experienced Senior Investment Team
The Adviser’s senior investment team is led by the Adviser’s co-founders, James P. Labe and Sajal K. Srivastava, who are highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and have developed long-standing relationships with, and have an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. The Adviser’s co-founders have worked together for more than 25 years, and its senior investment team includes professionals with extensive experience and backgrounds in technology and other high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has an average of more than 21 years of relevant experience and an extensive network of industry contacts and venture capital relationships.
Proven Direct Origination Capability
TPC is widely recognized as a leading financing provider devoted to serving venture capital-backed companies around the world with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespans. Our Adviser (i) benefits from the relationships developed by TPC as part of its Lifespan Approach and (ii) typically sources investment opportunities with TPC’s select group of leading venture capital investors or directly from prospective venture capital-backed companies who are seeking debt financing and are attracted by TPC’s reputation and extensive track record in the venture capital-backed lending market. Additional origination sources for our Adviser include its investment team’s extensive network of angel investors, successful entrepreneurs, former and current venture capital-backed companies, financial advisers, accounting firms and law firms. In addition, pursuant to an exemptive order issued by the SEC on March 28, 2018 (the “Exemptive Order”), we have the ability to co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC or its affiliates, including TriplePoint Venture Growth BDC Corp. (“TPVG”) and TriplePoint Venture Lending Fund, LLC (“TPVL”), a private fund which is focused primarily on early, later and venture growth stage companies, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors and subject to the conditions of the Exemptive Order. As a result of the Exemptive Order, we believe we will have access to a large pipeline of investment opportunities and deal flow, be in a unique position to meet the needs for large debt financings from prospective and existing portfolio companies, and increase our portfolio diversification across stages, obligors, industries, and principal exposure.
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
Strong Relationship-Based Approach with Leading Venture Capital Investors
We generally expect to (i) benefit from the relationships developed by TPC as part of its Lifespan Approach and (ii) target investment opportunities backed by a select group of leading venture capital investors. We believe these well-recognized firms have consistently generated strong returns through superior selection processes and access to experienced entrepreneurs and quality investment opportunities based upon their strong reputations and track records, specialized knowledge and experienced investment professionals. We evaluate and adjust this select group of investors from time to time based on the firm’s business dynamics, track record, and our experience with these firms. As a result of this strategy, we focus and narrow our investment sourcing efforts to those investment opportunities backed by these leading venture capital investors with established track records targeting investments primarily in the Silicon Valley, Boston, New York, Southern California, the United Kingdom, Canada, Europe, Israel and other geographic areas where venture capital investors are deploying capital. We believe these relationships serve as an important source of investment opportunity referrals for us. We work with our select group of leading venture capital investors to identify debt financing opportunities within their portfolio companies that we believe have established management teams, strong venture capital investor support, large market opportunities, innovative technology or intellectual property, potential for meaningful warrant and/or equity investment returns and sufficient cash reserves to complement a potential debt financing opportunity.
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
•Secured by a senior secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property. For certain prospective borrowers we are the only form of secured debt (other than potentially specific equipment financing). Other prospective borrowers may also have a revolving loan, typically from a bank, to finance receivables, cash, billings, bookings, inventory or working capital and the collateral for such financing may be the underlying financed asset, bank accounts and/or a senior lien on other assets having priority to our senior lien. In addition, there may be prospective borrowers that have a term loan facility, with or without an accompanying revolving loan, typically from a bank, that may be in priority to our senior lien; and
•Limited and/or flexible covenant structures and with certain affirmative and negative covenants, default rights and remedies, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage, reimbursement for upfront and regular internal and third-party expenses as well as prepayment fees.
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
•Secured primarily by the underlying equipment being financed and/or a secured lien on all assets. We expect that much of the equipment financed by us will consist of standard, off-the-shelf equipment, such as computers, electronic test and measurement, telecommunications, laboratory equipment, manufacturing or production equipment. In certain cases, a portion of an equipment financing may finance customized equipment, software and/or expenses or soft-costs which may not have any substantial resale value; and
•Limited and/or flexible covenant structures with certain affirmative and negative covenants, default rights and remedies, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, reimbursement for upfront and regular internal and third-party expenses as well as prepayment fees.
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
•Secured by a senior secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property or on all of the assets financed specifically by the revolving loan such as the company’s inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or equivalent; and
•Some financial covenants which may include advance rates, borrowing formulas, excess concentrations, cash requirements, business contracts or milestones along with certain affirmative and negative covenants, default rights and remedies, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage, reimbursement for upfront and regular internal and third-party expenses as well as prepayment fees.
Warrant Investments
In connection with our secured loans, we generally receive warrant investments to acquire preferred or common stock in a venture capital-backed company typically at the same price per share paid by the company’s venture capital investors in its last round of equity financing, a recent valuation of the venture capital-backed company as determined by a third party or in its next round of equity financing. In certain situations, depending on the profile of the company, we may elect not to receive warrants or to receive other forms of investment return and enhancements including cash-based fees or performance-related payments. As a venture capital-backed company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our warrant investments, and in conjunction with a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the exercise of these warrant investments and the sale of the underlying stock. Warrant investments granted in connection with our secured loans are typically based on a percentage of the committed loan amount, are treated as original issue discount (“OID”) and may be earned at document execution and/or as the loan is funded. Warrant coverage generally ranges from 2% to 10% of the committed loan amount.
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

Investment Evaluation and Approval
Our Adviser (i) benefits from the relationships developed by TPC as part of its Lifespan Approach and (ii) typically sources investment opportunities with TPC’s select group of leading venture capital investors or directly from prospective borrowers who are seeking debt financing. Many of these prospective borrowers are attracted to TPC’s reputation, extensive track record in the venture debt market, the Four Rs’ core investment philosophy, and/or may have previously had a lending relationship with TPC. Additional origination sources for our Adviser include an extensive network of strategic industry contacts, including former and current portfolio companies, angel investors, successful entrepreneurs, financial advisers, commercial banks and accounting and law firms. Our Adviser also identifies companies with strong management teams and innovative technology to proactively generate debt financing opportunities.
We primarily target investment opportunities in companies that have received equity investments from venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally have many of the characteristics discussed above in “—Investment Strategy—Target Venture Capital-Backed Companies.” As a matter of practice, the evaluation of these criteria and characteristics, including the meaningful nature thereof, will involve subjective judgments and determinations by our Adviser, drawing upon its prior investment experience. Our Adviser utilizes senior investment team members with experience in the various geographic areas where investments are made.
We underwrite our transactions to ensure that our portfolio companies have a strategic and balanced intended use of our investment proceeds without us taking excessive risk and with a low likelihood of default. We believe that the profiles of the venture capital-backed companies that we primarily target mitigate our risk because we believe these companies have several options to repay our debt financing through:
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
Upon referral or contact, a prospective borrower is added to our Adviser’s online client management system and assigned to one of our Adviser’s originations and investment professionals (each, an “Originations Professional” and together, the “Originations Professionals”) who becomes the prospective borrower’s primary contact with us. The Originations Professional evaluates the prospective borrower in more depth to understand its debt financing needs and to determine whether or not it is qualified under our criteria. Upon initial screening, the Originations Professional generally meets with the prospective borrower and performs a preliminary investigation of the prospective borrower’s management, operations and business outlook. The Originations Professional generally consults with, and gathers information from, a wide variety of industry sources to assess the prospective borrower and its industry. In addition, the Originations Professional may reach out to the prospective borrower’s venture capital investors to understand the background of their investment in the company, their outlook for the company, the company’s market and products, the company’s goals and objectives associated with the proposed debt financing and the venture capital investor’s level of support for the company. If the Originations Professional is satisfied with the preliminary assessment of the prospective borrower’s management, operations and business prospects, the Originations Professional submits an internal pre-screen memorandum of the proposed debt transaction to our Adviser’s senior investment team for discussion and review, as well as for pricing and structuring guidance. Each potential investment opportunity that our Adviser’s Originations Professionals determine merits investment consideration is presented and evaluated at a weekly meeting in which our Adviser’s senior investment team discusses the merits and risks of a potential investment opportunity, as well as the due diligence process and the pricing and structure. If our Adviser’s senior investment team believes an investment opportunity fits our investment profile, the Originations Professional submits a non-binding term sheet to the prospective borrower.
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
•detailed assessment and analysis of the prospective borrower’s current products or technology and future products or technology, including value proposition and return on investment to its customers and its ability to expand and grow its customer base;
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
Our Adviser’s diligence and credit analysis process typically includes visits by one of our Adviser’s Investment and Credit Analysis professionals (each, an “Investment and Credit Analysis Professional”) to a prospective borrower’s headquarters and other facilities, interviews with key management and board members and reference checks on senior management. In addition, the diligence process may include discussions with key industry research analysts, other industry participants, and customers and suppliers, where appropriate. One of our Adviser’s Investment and Credit Analysis Professionals also typically reviews the prospective borrower’s organizational documents and structure, capital structure, assets, liabilities, employee plans, key customer or supplier contracts, legal and tax matters and other relevant legal documentation. The Investment and Credit Analysis Professional, along with the Originations Professional, submit a detailed credit and due diligence memorandum describing and analyzing the proposed transaction, as well as the outcome of the diligence and credit analysis activities. This memorandum is circulated to a committee of the Adviser’s senior investment team members, which typically includes a member of the Investment Committee (each, a “Credit Committee”), and other investment team members in advance of their meetings.
Investment Committee and Credit Committees
The objective of the Adviser’s Investment Committee (the “Investment Committee”) and its Credit Committees is to leverage their members’ broad experience, including significant entrepreneurial, credit, venture capital, venture lending and venture leasing expertise and technology and other high growth industry knowledge in order to reliably assess the risks and needs of prospective borrowers, the appropriateness of prospective transactions, including the risk/return profile of proposed transactions, and to perform independent diligence and credit analysis and provide a forum for independent and unbiased thought, discussion, and assessment.
The Investment Committee, comprised of Mr. Labe and Mr. Srivastava, who are also members of the Adviser’s senior investment team, determines whether or not to approve any proposed investment transaction, including follow-on investments. No proposed investment transaction is approved without the affirmative vote of at least one member of the Investment Committee.
Members of the Adviser’s Credit Committees typically meet on a weekly basis to consider new and follow-on investment opportunities and provide input and analysis to the Investment Committee. During Credit Committee meetings, which are typically attended by at least one member of the Investment Committee, the applicable Originations Professional and Investment and Credit Analysis Professional present a proposed transaction, results of their diligence review and credit analysis and their recommendations to the Credit Committee. During the presentation, Credit Committee members and other senior investment team members in attendance typically ask questions, request clarifications and generally assess the investment opportunity. When discussions have concluded, the Credit Committee holds an advisory vote to consider approval of the proposed transaction. In certain situations, the Credit Committee may ask the Originations Professional and

Investment and Credit Analysis Professional to perform additional analysis and resubmit the transaction at a later meeting. No single criterion determines a decision to invest. The members of the Investment Committee and the Credit Committees weigh a variety of factors, both qualitative and quantitative, when making an investment decision. Our Adviser has the discretion to modify the members of the Investment Committee, the Credit Committees and their respective approval processes at any time without our consent.
Investment Monitoring and Portfolio Management
Our Adviser utilizes an extensive internal credit tracking and monitoring approach to regularly follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by our Adviser’s senior investment team and the track record developed by TPC since its inception and is based in part on its expertise and deep understanding of the risk associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the outlook for the borrower’s industry segment, progress of product development, overall adherence to the business plan, financial condition, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure matters. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess such borrower’s progress and development and the venture capital investor’s outlook and/or level of support for such borrower.
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
Generally, our Adviser’s Investment Committee and senior investment team review material events and information on our portfolio companies on a regular basis, as deemed necessary and appropriate. During these meetings, our Adviser’s Investment Committee and senior investment team assign a categorization outlook for the relevant portfolio company and discuss in detail those borrowers that are performing below expectations. On a quarterly basis, or more frequently as needed, our Originations Professionals and Investment and Credit Analysis Professionals also undertake an extensive re-evaluation of each borrower and prepare a portfolio update. Key topics that are reviewed include timing/status of the next equity financing round, cash balance and burn rate, financial and operational progress, and covenant adherence. All of these meetings are typically attended by one or more members of our Adviser’s Investment Committee, senior investment team and the Portfolio Company Team for the specific borrower being reviewed.
If the outlook for a borrower, its industry, its available cash balance, ability to raise equity capital or its credit rating is materially deteriorating, or there is material downturn in the borrower’s financial or operational condition since our last review, we change the standing of the borrower on our Credit Watch List (as discussed below) and our Originations Professionals and Investment and Credit Analysis Professionals contact the borrower and its venture capital investors to discuss and understand any changes. In these situations, the Adviser generally receives input, analysis and recommendations from a committee of senior investment team members and other advisors with experience managing distressed loan situations (the “Portfolio Group Committee”). Our Originations Professionals and Investment and Credit Analysis Professionals generally actively work to maintain an open dialogue with borrowers on the Credit Watch List in order to limit the likelihood of a default. Our Adviser assesses each borrower on our Credit Watch List and, based on the recommendations from the Portfolio Group Committee and from our Originations Professionals and Investment and Credit Analysis Professionals, determines the appropriate course of action, including decisions to declare a default, enforce our rights and remedies, modify or waive a provision of our investments, seek early pay-off, wait for an external event, such as an acquisition or financing, or restructure the distressed loan or receive additional consideration in the form of fees or warrant investments. In some cases, we may pursue remedies to protect our investment such as taking steps to preserve or protect collateral and liquidate or collect collateral, with or without the cooperation of management. If a bankruptcy event or insolvency is a possibility, we may utilize outside counsel to provide advice on avoiding this outcome and to minimize and mitigate the adverse effects on us.
Consistent with TPC’s existing policies, our Adviser maintains a Credit Watch List, which places borrowers into five risk categories based upon our Adviser’s senior investment team’s judgment and in consultation with, among others, the Adviser’s Portfolio Group Committee and Originations Professionals and Investment and Credit Analysis Professionals, where 1 is the best rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White (2).	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern due to industry, business, financial and/or related factors. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent. Possibility exists for some investment loss if deterioration continues.	Contact portfolio company weekly or more frequently as determined by our Adviser; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full investment loss.	Maximize value from assets.
Managerial Assistance
As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance would involve an arrangement to provide significant guidance and counsel concerning the management, operations or business objectives and policies of the portfolio company. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our directors who are not “interested persons” of the Company, the Adviser or their affiliates as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”).
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
Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. The investment income component of the incentive fee will be subject to a total return requirement, which will provide that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters (“Trailing Twelve Quarters”) exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the Trailing Twelve Quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the Trailing Twelve Quarters. However, following the occurrence (if any) of an IPO, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the 11 preceding calendar quarters (or if shorter, the number of quarters that have occurred since the IPO, rather than the number of quarters that have occurred since May 27, 2020).
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
Board Approval of the Investment Advisory Agreement
The Advisory Agreement was most recently approved by the Board, including all of our Independent Directors, on April 25, 2024 for an additional one-year term ending on May 27, 2025. In reaching a decision to re-approve the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
Our Board most recently determined to re-approve the Administration Agreement at a meeting held on April 25, 2024. In connection with such approval, the Board, including the Independent Directors, reviewed the payments made by us to the Administrator to determine that the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the payments made by us under the Administration Agreement are reasonable in light of the services provided. The Board also reviewed the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and the affiliates of TPC. The Board then assessed the reasonableness of such reimbursements for expenses allocated to us based on the nature and quality of the administrative services provided to us by the Administrator, our projected operating expenses and expense ratio compared to

BDCs with similar investment objectives, any existing and potential sources of indirect income to the Administrator from its relationship with us, information about the administrative services to be performed and the personnel performing such administrative services, the organizational capability of the Administrator, and the possibility of obtaining similar services from other third-party service providers.
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
Staffing Agreement
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers. The Adviser has entered into a staffing agreement with TriplePoint Capital (the “Staffing Agreement”), pursuant to which TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Mr. Labe and Mr. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and comprehensive portfolio management and investment monitoring capabilities of TPC’s senior investment team. The Staffing Agreement may be terminated by either party with 60 days’ prior written notice to the other party. See “Item 1A. Risk Factors — Risks Relating to our Business and Structure — We are dependent upon our executive officers and our Adviser’s senior investment team and, in particular, Mr. Labe and Mr. Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.”
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
•At least 25% of the total dollar value of our investment portfolio will receive valuation recommendations from an independent third-party valuation firm each quarter, as selected in accordance with the Company’s valuation policy. Each new portfolio investment will be reviewed by an independent third-party valuation firm within 12 months of the date of investment, and thereafter will be reviewed by an independent third-party valuation firm no later than the fourth quarter following its most recent inclusion in such review process. However, a valuation review by an independent third-party valuation firm is not required for an investment whose total dollar value is less than 1% of the total dollar value of our aggregate investment portfolio (up to an aggregate of 10% of the total dollar value of our aggregate investment portfolio) or for those assets that the Board and/or Audit Committee has agreed to waive from such requirement.
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
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the BDC’s total assets. The principal categories of qualifying assets that are applicable to us are the following:
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
We generally look through our subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. On a consolidated basis, we expect that at least 70.0% of our assets will be eligible assets.
Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall be determined no less frequently than annually.
Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available to portfolio companies significant managerial assistance, except in circumstances when either (i) the BDC controls such portfolio company or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together, and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
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
We have also adopted a Code of Business Conduct and Ethics under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which applies to, among others, our Chief Executive Officer and Chief Financial Officer.
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
You may obtain information about how the Adviser votes proxies by making a written request for proxy voting information to: 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025, Attention: Corporate Secretary.

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
Sarbanes-Oxley Act
The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on SEC-registered companies and their insiders. Many of these requirements affect us. For example:
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
Available Information
Our address is 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025. Our phone number is (650) 854-2090. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other public filings are available free of charge on the EDGAR Database on the SEC’s website at http://www.sec.gov.
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
In the case of a RIC that furnishes capital to development corporations, there is an exception relating to the Diversification Tests described above. This exception is available only to RICs which the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available, which we refer to as “SEC Certification.” We have not sought SEC Certification, but we may seek SEC Certification in future years. If we were to elect to seek and receive SEC Certification, we generally will be entitled to include, in the computation of the 50% value of our assets (described above), the value of any securities of an issuer, whether or not we own more than 10% of the outstanding voting securities of the issuer, if the basis of the securities, when added to our basis of any other securities of the issuer that we own, does not exceed 5% of the value of our total assets.
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
Passive Foreign Investment Companies
We may invest in the stock of a foreign corporation, which is classified as a “passive foreign investment company” (“PFIC”) within the meaning of Section 1297 of the Code. In general, unless a specific tax election has been made, we may be required to pay U.S. federal income tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. Certain elections are available under certain circumstances that may allow us to ameliorate the impact of this tax. Such elections, however, may require us to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. No assurances can be given that any such election will be available or that, if available, we will make such an election. In addition, the IRS and U.S. Treasury Department have issued regulations that provide that the income inclusions from such an election would be good income for purposes of the 90% Gross Income Test if we receive a distribution of such income from the PFIC in the same taxable year to which the inclusion relates or if the inclusion constitutes income related to our business of investing.
Foreign Currency Transactions
Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time we accrue income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations in the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss. These currency fluctuations-related gains and losses may increase or decrease the amount of our investment company taxable income to be distributed to our shareholders as ordinary income.
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
Taxation of Non-U.S. Stockholders
Distributions and Dispositions
In general, Non-U.S. stockholders that are not otherwise engaged in a U.S. trade or business will not be subject to U.S. federal income tax on distributions paid by us. However, distributions of our “investment company taxable income” generally are subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current or accumulated earnings and profits unless an applicable exception applies. No withholding will be required with respect to such distributions if (i) the distributions are properly reported to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. We anticipate that distributions of a substantial portion of investment company taxable income will be reported as interest-related dividends or short-term capital gain dividends that are exempt from withholding, but no assurance can be provided that any of our distributions will qualify for this exemption. Further, it is expected that Non-U.S. stockholders will be subject to withholding of U.S. federal income tax at a 30% rate (or a lower rate provided by an applicable income tax treaty) to the extent that distributions are from non-interest income or from interest income from non-U.S. companies, and such amounts may be meaningful.
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
If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale, exchange or other taxable disposition of our common stock, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder (and, if an income tax treaty applies, are attributable to a U.S. permanent establishment maintained by the Non-U.S. stockholder), such amounts will be subject to U.S. federal income tax, on a net income basis, in the same manner, and at the graduated rates applicable to, a U.S. stockholder. For a corporate Non-U.S. stockholder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale, exchange or other taxable disposition of our common stock that are effectively connected to a U.S. trade or business (and, if a treaty applies, are attributable to a U.S. permanent establishment), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). Aside from the above or as discussed below, Non-U.S. stockholders generally will not be subject to U.S. federal income tax or withholding tax with respect to gain recognized on the sale or other taxable disposition of shares.
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
•We are dependent upon our executive officers and our Adviser’s senior investment team and, in particular, Mr. Labe and Mr. Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.
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
•The amount and frequency of any distributions we make is uncertain. You may not receive distributions or our distributions may not grow over time.
•Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including typical risks associated with leverage.
•We finance certain of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.
•We may default under the Credit Facility, the note purchase agreement governing our outstanding unsecured notes or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
•Our investments are concentrated in technology and other high growth industries, some of which involve significant risks, including highly volatile markets and extensive government regulation, which expose us to the risk of significant loss if any of these industry sectors experiences a downturn.
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
•Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
Risks Relating to our Business and Structure
Deterioration in the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations. Such economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.
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
We are dependent upon our executive officers and our Adviser’s senior investment team and, in particular, Mr. Labe and Mr. Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.
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
In connection with our private offerings of common stock, we may issue Drawdown Notices on Capital Commitments from time to time at our discretion based upon our and the Adviser’s assessment of our needs and opportunities and in accordance with the terms of the applicable Subscription Agreement. To satisfy such capital drawdowns, investors may need to maintain a substantial portion of their remaining undrawn Capital Commitments in assets that can be readily converted to cash. If an investor fails to timely pay to us installments of its Capital Commitment, and the available undrawn Capital Commitments from non-defaulting investors and our available capital resources, liquidity and/or borrowings are inadequate to cover the defaulted Capital Commitment, we may be unable to pay our obligations when due, including under the terms of our borrowing arrangements and in connection with the fulfillment of unfunded commitments to our portfolio companies, or otherwise implement our investment strategy. As a result, we may become subject to significant penalties and consequences that could have a material adverse effect on the returns of our investors (including non-defaulting investors), and non-defaulting investors may be subject to increased expenses and/or funding requirements. Moreover, the Subscription Agreements signed by investors in our private offerings of common stock provide for significant adverse consequences in the event an investor defaults on its Capital Commitment or other payment obligations.
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
Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. One or more of our competitors may have or develop relationships with TPC’s select group of leading venture capital investors. We may also be limited in our ability to make an investment pursuant to the restrictions under the 1940 Act to the extent one or more of our affiliates has an existing investment with such obligor. Additionally, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to taxation as a RIC.

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
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, (1) of one issuer, (2) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (3) of certain “qualified publicly traded partnerships.” Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
We may need additional capital to fund new investments or unfunded commitments and grow our portfolio of investments. We may access the capital markets periodically in the future to issue debt or additional equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. In addition, there may be fewer lenders familiar with, or willing to provide credit to, firms in our industry. The availability of debt from lenders may be more limited than it is for firms that are not in our industry due to the credit profile of our targeted borrowers or the structure and risk profile of our unrated loans. As a result, we may have difficulty raising additional capital in order to fund our loans and grow our business.
In order to maintain our ability to be subject to taxation as a RIC, we will be required to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders. As a result, these earnings generally will not be available to fund new investments. Under the 1940 Act, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we have outstanding (or that we may issue in the future), of at least 150%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or issue additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings.
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
The amount and frequency of any distributions we may make is uncertain. You may not receive distributions or our distributions may not grow over time.
We intend to make distributions on a quarterly basis to our common stockholders out of assets legally available for distribution, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of equity investments in portfolio companies and fee and expense reimbursement or fee waivers from the Adviser, if any. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Any distributions made from sources other than cash flow from operations or relying on fee waivers or expense reimbursement, if any, from the Adviser are not based on our investment performance, and can be sustained only if we achieve positive investment performance in future periods and/or the Adviser continues to waive such fees or make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the performance of our investments, the level of participation in our distribution reinvestment plan and how quickly we invest the proceeds from any offering. Stockholders should also understand that any future repayments to the Adviser, if applicable, will reduce the distributions that stockholders would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain our distributions, or be able to pay distributions at all. The Adviser has no obligation to waive fees.
Our ability to pay distributions might be materially and adversely affected by the impact of one or more of the risks described herein.in our SEC filings, including in this Annual Report on Form 10‑K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status and covenants under our borrowing arrangements, compliance with applicable BDC, SBA regulations (when and if applicable) and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including typical risks associated with leverage.
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
We are not generally able to issue and sell our common stock at a price below net asset value per share. In the future, however, we may sell our common stock at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and you may experience dilution.
Incurring additional leverage could increase the risk of investing in the Company. The use of leverage may increase the likelihood of our defaulting on our obligations.
Leverage magnifies the potential for loss on an investment in the Company. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay dividends, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. We are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. As of December 31, 2024, the Company’s asset coverage for borrowed amounts was 261%.
If we incur additional leverage, you will experience increased risks of investing in our common stock. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock or of securities convertible into our common stock or warrant investments representing rights to purchase our common stock.
We finance certain of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.
We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing, including through borrowings under the Credit Facility and the Master Note Purchase Agreement (the “Note Purchase Agreement”) under which the 2027 Notes were issued. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of the holders of our common stock and we would expect such lenders to seek recovery against our assets in the event of a default. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or other financing arrangement or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2024, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2024(1)	(22.4)%	(14.2)%	(5.9)%	2.3%	10.6%
_______________
(1)The hypothetical return to common stockholders is calculated by multiplying our total assets as of December 31, 2024 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended December 31, 2024, adjusted for the dividends on our Series A Preferred Stock (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Capital Resources and Borrowings—Series A Preferred Stock” of Part II of this Annual Report on Form 10-K); and then dividing the resulting difference by our total assets attributable to common stock. The calculation assumes that as of December 31, 2024 the Company had (i) $434.7 million in total assets, (ii) $163.0 million in total debt outstanding, (iii) $525,000 in aggregate liquidation preference of our Series A Preferred Stock, (iv) $263.8 million in net assets, and (v) a weighted average cost of borrowings of 9.6%.
Based on our outstanding indebtedness of $163.0 million as of December 31, 2024 and the aggregate liquidation preference of our Series A Preferred Stock of $525,000, our investment portfolio would have been required to experience an annual return of at least 3.6% to cover annual interest payments on the outstanding debt and dividends on our Series A Preferred Stock.
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
Events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; (v) breach of a key man clause relating to Messrs. Labe and Srivastava; and (vi) our failure to maintain our qualification as a BDC. Following any such default, the facility agent under the Credit Facility could assume control of the disposition of any or all of our assets or restrict our utilization of any indebtedness, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In addition, because we borrow money to finance certain of our investments, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Portions of our investment portfolio and our borrowings under the Credit Facility have floating rate components. As a result, the recent significant changes in market interest rates have affected our interest expense. In periods of rising interest rates our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. In addition, if the Credit Facility or any other financing arrangement were to become unavailable to us, or if we are unable to extend such arrangements on favorable terms or at all, and attractive alternative financing sources were not available, it could have a material adverse effect on our business, financial condition and results of operations.
As of the end of September 2024, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published. In anticipation of the cessation of LIBOR, we amended our Credit Facility in June 2022 to, among other things, replace the LIBOR benchmark with a SOFR benchmark. The transition away from LIBOR and reform, modification, or adjustments of other reference rate benchmarks to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
In anticipation of the cessation of LIBOR, we amended our Credit Facility in June 2022 to, among other things, replace the LIBOR benchmark with a SOFR benchmark.
Provisions in our current debt obligations or any future indebtedness may limit our discretion in operating our business.
The Credit Facility is, and any future indebtedness may be, backed by all or a portion of our assets on which the lenders may have a security interest. Any security interests that we grant, if any, will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the agreements governing our indebtedness, including the Credit Facility and the Note Purchase Agreement or any of our future financing or other borrowing arrangements, including applicable diversification and eligibility requirements, limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Credit Facility, the Note Purchase Agreement or any of our future indebtedness may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness.

Adverse developments in the credit markets may impair our ability to enter into any other future borrowing facility.
During past U.S. economic downturns, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions reoccur, it may be difficult for us to enter into a new borrowing facility, obtain other financing to finance the growth of our investments or refinance any outstanding indebtedness on acceptable economic terms or at all.

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
Most of our investments take the form of secured loans, warrants and direct equity investments that are not publicly traded. The fair value of loans and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board. Most of our investments are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our investments require significant management judgment or estimation. We retain the services of one or more independent third-party valuation firms to review the valuation of these loans and other investments. The valuation for each portfolio investment, including our Level 3 investments, is generally reviewed annually by an independent third-party valuation firm in accordance with our valuation policy. However, a valuation review by an independent third-party valuation firm is not required for an investment whose total dollar value is less than 1% of the total dollar value of our aggregate investment portfolio (up to an aggregate of 10% of the total dollar value of our aggregate investment portfolio) or for those assets that the Board and/or Audit Committee has agreed to waive from such requirement. The Board discusses valuations on a quarterly basis and determines, in good faith, the fair value of each investment in our portfolio based on the input of our Adviser, the independent third-party valuation firm and the Audit Committee. The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate, such factors as yield, maturity and measures of credit quality, the enterprise value of the company, the nature and realizable value of any collateral, the company’s ability to make payments and its earnings and discounted cash flow, our assessment of the support of their venture capital investors, the markets in which the company does business, comparisons to similar publicly traded companies and other relevant factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and other investments existed. Our net asset value could be materially and adversely affected if our determinations regarding the fair value of our loans and other investments were materially higher than the values that we ultimately realize upon the disposal of such loans and other investments.
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
Complying with the applicable requirements of Section 404 of the Sarbanes-Oxley Act requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our annual internal control evaluation, testing and any required remediation in a timely fashion. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports. This could have a material adverse effect on us and lead to a decline in the price of our securities.
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
Our Adviser has the right under the Advisory Agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If our Adviser or our Administrator were to resign, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations would likely experience a disruption and our financial condition, results of operations and cash flows, as well as our ability to pay distributions to our stockholders, would likely be materially and adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and our Administrator. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may materially and adversely affect our financial condition, results of operations and cash flows.
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
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and the Adviser’s policies and systems designed to manage cybersecurity risks and related disclosures. We also may face increased costs to comply with the new SEC rules, including the Adviser’s increased costs for cybersecurity training and management, a portion of which may be allocated to us. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act, the New York SHIELD Act, the European Union General Data Protection Regulation and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for breaches of data security and privacy laws (which may include insufficient security for personal or other sensitive information). Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, the Adviser’s employees’ or our investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our or the Adviser’s computer systems and networks (or those of our third-party service providers), or otherwise cause interruptions or malfunctions in our, the Adviser’s employees’, our investors’, our portfolio companies’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors, our portfolio companies and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors.
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
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
Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, and our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any events of these kind or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect the venture banking ecosystem generally and our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have direct arrangements, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the inability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or the venture banking ecosystem, or concerns or negative expectations about the prospects for companies in the financial services industry or the venture banking ecosystem. These factors could involve financial institutions or companies in the financial services industry or the venture banking ecosystem with which we, our Adviser or our portfolio companies have financial or business relationships but could also include factors involving financial markets or the financial services industry or the venture banking ecosystem generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and more restrictive financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, and our portfolio companies to acquire financing on acceptable terms or at all.
Risks Relating to our Conflicts of Interest
Our ability to enter into transactions with our affiliates and to make investments in venture capital-backed companies along with our affiliates is restricted by the 1940 Act which may limit the scope of investment opportunities available to us.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Among other relationships that may be deemed to result in affiliation, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act. In addition, any venture capital-backed company in which TPC or its affiliates own 5% or more of its outstanding voting securities will be our affiliate for purposes of the 1940 Act. We are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors and, in certain cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities and certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from (i) buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by TPC or our Adviser or any of their affiliates or in which TPC or our Adviser or any of their affiliates hold an interest or (ii) modifying any security that we hold in a company in which TPC or our Adviser or any of their affiliates also hold an interest without the prior approval of the SEC, which may limit our ability to take any action with respect to an existing investment or potential investment regardless of whether we conclude that the action may be in the best interests of our stockholders.
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
For many of our investments, no market-based price quotation is available. As a result, our Board determines the fair value of these secured loans, warrant and equity investments in good faith as described above in “—Risks Relating to our Business and Structure — Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, such fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.” In connection with that determination, our Adviser provides our Board with valuation recommendations based upon the most recent and available information, which generally includes industry outlook, capitalization, financial statements and projected financial results of each portfolio company. Other than a “de minimis” investment whose total dollar value is less than 1% of the total dollar value of our aggregate investment portfolio (up to an aggregate of 10% of the total dollar value of our aggregate investment portfolio), the valuation for each investment is generally reviewed by an independent valuation firm annually in accordance with our valuation policy, and the ultimate determination of fair value is made by our Board, including our interested directors, and not by such independent valuation firm. In addition, Mr. Labe and Mr. Srivastava, each an interested member of our Board, have a material pecuniary interest in our Adviser and serve on its Investment Committee and Credit Committees. The participation of our Adviser’s senior investment team in our valuation process, and the pecuniary interest in our Adviser by certain members of our Board, could result in a conflict of interest given that the incentive fees paid to our Adviser are based, in part, on our total assets and unrealized losses.
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
Risks Relating to our Investments
Our investments are concentrated in technology and other high growth industries, some of which involve significant risks, including highly volatile markets and extensive government regulation, which expose us to the risk of significant loss if any of these industry sectors experience a downturn.
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
Additionally, we make investments in technology companies, which are generally subject to more volatile markets than companies in other industries. The technology industry can be significantly affected by intense competitive pricing pressures, changing global demand, research and development costs, the ability to attract and maintain skilled employees, component prices, short product cycles and rapid obsolescence of technology. Thus, the ultimate success of a technology company may depend on its ability to continually innovate in increasingly competitive markets. In addition, some technology companies may also be negatively affected by failure to obtain timely regulatory approvals, and may be subject to large capital expenditures. It is possible that certain technology companies will not be able to raise additional financing to meet capital-expenditure requirements or may be able to do so only at a price or on terms which are unfavorable to us. These risks generate substantial volatility in the fair value of the securities of technology companies that are inherently difficult to predict and, accordingly, investments in the technology industry may lead to substantial losses.
Further, our investments may be subject to extensive regulation by U.S. and foreign federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.
Our portfolio may lack diversification among portfolio companies which may subject us to a risk of significant loss if one or more of these companies default on their obligations under any of their debt instruments.
Our portfolio consists of a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and any concentration limitations we have agreed to or may agree to be subject to as part of the Credit Facility or in connection with any future financing arrangement or other indebtedness, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one company, and our investments may be concentrated in relatively few industries or companies. As our portfolio may be less diversified than the portfolios of other investment vehicles, we may be more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.
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
We invest primarily in venture capital-backed companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns, compared to more mature companies. The revenues, income (or losses), and projected financial performance and valuations of venture capital-backed companies can and often do fluctuate suddenly and dramatically. For these reasons, investments in our portfolio companies, if rated by one or more ratings agency, would typically be rated below “investment grade,” which refers to securities rated by ratings agencies below the four highest rating categories. The venture capital-backed companies that we primarily target may be geographically concentrated and are therefore highly susceptible to materially negative local, political, natural and economic events. In addition, high growth industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in high growth industries, together with cyclical economic downturns, may result in substantial decreases in the value of many venture capital-backed companies and/or their ability to meet their current and projected financial performance to service our debt. Furthermore, venture capital-backed companies also typically rely on venture capital and private equity investors, or initial public offerings, or sales for additional capital.
Venture capital firms in turn rely on their limited partners to pay in capital over time in order to fund their ongoing and future investment activities. To the extent that venture capital firms’ limited partners are unable or choose not to fulfill their ongoing funding obligations, the venture capital firms may be unable to continue operationally and/or financially supporting the ongoing operations of our portfolio companies, which could have a material adverse impact on our financing arrangement with our portfolio companies.
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

Our investments in early stage companies involve significant and heightened risks compared to investments in more established companies.
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
Venture capital-backed companies may require additional equity financing if their cash flow from operating activities is insufficient to satisfy their continuing growth, working capital and other requirements. Each round of venture financing is typically intended to provide a venture capital-backed company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which our venture capital-backed companies will seek additional capital. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, either of which would negatively impact our investment returns, the fair value of our portfolio and our ability to restructure our investments. Some of these companies may be unable to obtain sufficient financing from private investors, public or private capital markets or traditional lenders. This may have a significant impact if the companies are unable to obtain certain federal, state or foreign agency approval for their products or the marketing thereof, or if regulatory review processes extend longer than anticipated and the companies need continued funding for their operations during these times. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are able to utilize traditional credit sources.
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
As of December 31, 2024, our unfunded commitments totaled $67.1 million to 22 portfolio companies. Our credit agreements generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded commitments or any future obligations will be drawn by our portfolio companies. We have also entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2024, we did not have a backlog of potential future commitments.
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
Our future success and competitive position depend in part upon the ability of our portfolio companies to obtain and maintain proprietary technology used in their products and services, which will often represent a significant portion of the collateral securing our loans. Venture capital-backed companies will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Venture capital-backed companies may have also failed to properly obtain intellectual property ownership that, under intellectual property laws, by default resides with the personnel who created the intellectual property. Consequently, venture capital-backed companies may, from time to time, be required to institute litigation in order to enforce their patents, copyrights or other intellectual property rights, to protect their trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe upon or misappropriate a third party’s patent or other proprietary rights, that company could be required to pay damages to such third party, alter its own products or processes, obtain a license from the third party and/or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. Any of the foregoing events could negatively affect both the company’s ability to service their debt obligation to us and the value of any equity securities that we own, as well as any collateral securing our obligation.
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
Our financial condition, results of operations and cash flows could be negatively affected if we are unable to recover our principal investment as a result of a negative pledge or lack of a security interest on the intellectual property of our portfolio companies.
In some cases, we collateralize our loans with a secured collateral position in a venture capital-backed company’s assets, which may include a negative pledge or, to a lesser extent, no security on their intellectual property. In the case of a negative pledge, the portfolio company cannot encumber or pledge their intellectual property without our permission. In the event of a default on a loan, the intellectual property of the portfolio company will most likely be liquidated to provide proceeds to pay the creditors of the company. There can be no assurance that our security interest, if any, in the proceeds of the intellectual property will be enforceable in a court of law or bankruptcy court or that there will not be others with senior or pari passu credit interests.
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
In some circumstances, other creditors have claims having priority over our senior liens. Although for certain borrowers, we may be the only form of secured debt (other than potentially specific equipment financing), other borrowers may also have other senior secured debt, such as revolving loans and/or term loans, having priority over our senior lien. At the time of underwriting our loans, we generally only consider growth capital loans for prospective borrowers with sufficient collateral that covers the value of our loan as well as the revolving and/or term loans that may have priority over our senior lien; however, there may be instances in which we have incorrectly estimated the current or future potential value of the underlying collateral or the underlying collateral value has decreased, in which case our ability to recover our investment may be materially and adversely affected.
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
Similarly, any equipment securing our loans may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value, or if the borrower fails to adequately maintain or repair the equipment. The residual value of the equipment at the time we would take possession may not be sufficient to satisfy the outstanding debt and we could experience a loss on the disposition of the equipment. Any one or more of the preceding factors could materially impair our ability to recover our investment in a foreclosure.
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
We make debt investments in venture capital-backed companies that generally do not have sufficient cash resources to repay our loans in full at the time of their origination.
We invest primarily in venture capital-backed companies that generally do not have sufficient cash-on-hand to satisfy our loan in full at the time we originate the loan. Following our investment, these companies may be unable to successfully scale operations and increase revenue as we had anticipated at the time we made the investment. In certain circumstances, these companies may not be able to generate meaningful customer sales, commitments or orders due to unfavorable market conditions. As a result, these portfolio companies may not generate sufficient cash flow to service our loans and/or such company’s venture capital investors may no longer provide such company with meaningful invested equity capital to provide a debt financing cushion to our applicable loan. As a consequence, these companies may (i) request that we restructure our loan resulting in the delay of principal repayment, the reduction of fees and/or future interest rates and/or the possible loss of principal or (ii) experience bankruptcy, liquidation or similar financial distress. We may be unable to accommodate any such restructuring request due to our eligibility requirements under the Credit Facility, any other financing arrangement we may have in the future, or otherwise enter into. The bankruptcy, liquidation and/or recovery process has a number of significant inherent risks for us as a creditor. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by one of our portfolio companies may adversely and permanently affect our investment in that company. If the proceeding is converted to liquidation, the liquidation value of the company may not equal the fair value that was believed to exist at the time of our investment. The duration of a bankruptcy, liquidation and/or recovery proceeding is also difficult to predict, and a creditor’s return on investment can be materially and adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the obligations we own may be lost by increases in the number and size of claims or by different treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
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

Even if a subject portfolio company completes an initial public offering, we are typically subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after such initial public offering. As a result, the market price of securities that we hold may decline substantially before we are able to sell these securities following an initial public offering.
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
Our investments are selected by our Adviser, subject to the approval of at least one member of its Investment Committee. Our stockholders do not have input into our Adviser’s investment decisions. As a result, our stockholders are unable to evaluate any of our potential portfolio investments. These factors increase the uncertainty, and thus the risk, of investing in shares of our common stock.
Because we generally do not hold controlling equity interests in our portfolio companies, we are not able to exercise control over our portfolio companies or prevent decisions by their management that could decrease the value of our investment.
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
Our debt-financing products generally offer a flexible payment and covenant structure to our portfolio companies that may not provide the same level of protection to us as more restrictive conditions that traditional lenders typically impose on borrowers. For example, our secured loans generally include an end-of-term payment, PIK interest payment and/or OID, such as warrant investments and facility fees. If a portfolio company fails to satisfy financial or operating covenants imposed by us or other lenders, such company may default on our loan which could potentially lead to termination of its loans and foreclosure on its assets.
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
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights, including our security interest in the collateral, are materially and adversely affected.

The disposition of our investments may result in contingent liabilities.
A substantial majority of our investments are loans. In connection with the disposition of an investment in loans, we may be required to make representations about the business and financial affairs of our portfolio companies typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

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
Investments in foreign companies may involve significant risks in addition to the risks inherent in investments in U.S. companies.
Our investment strategy contemplates making investments in foreign companies. As of December 31, 2024, 11.0% of our portfolio at fair value consisted of investments in foreign companies, including investments in European companies. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations on our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, matters relating to non-U.S. brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect that investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies.
Although we expect that our investments will be primarily U.S. dollar denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. As discussed below, we may, to the extent available for our foreign investments, employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be available for our foreign investments, and if available, will be effective or without risk to us.
We may expose ourselves to risks resulting from our use of hedging transactions.
We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of portfolio positions from changes in market interest rates and currency exchange rates. Use of these hedging instruments may expose us to counter-party credit risk. Hedging against a decline in the values of its portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation at an acceptable price or at all. Engaging in hedging transactions may reduce cash available to pay distributions to our stockholders.
We believe that any hedging transactions that we have entered into, or may enter into in the future, will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission (“CFTC”), unless our Adviser registers with CFTC as a commodity pool operator or obtains an exemption from such requirement. On February 18, 2020, our Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act of 1936, as amended, and therefore, is not subject to registration or regulation as a commodity pool operator under such Act. In addition, Rule 18f-4 of the 1940 Act limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. We intend to operate in a manner that will permit us to be a “limited derivatives user” under Rule 18f-4. Subject to certain conditions, limited derivatives users are not subject to the full requirements of Rule 18f-4.
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
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the value and trading prices, if any, of our outstanding securities, including the 2027 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our outstanding securities. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of our securities of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document, including the note purchase agreement that governs the 2027 Notes. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our business or operations, so warrant. Any downgrades to us or our securities could increase our cost of capital, reduce available capital or the future capital-raising opportunities or otherwise have a negative effect on our results of operations and financial condition. In this regard, the fixed rate of the 2027 Notes is subject to increase in the event that certain below-investment-grade events occur, as set forth in the note purchase agreement. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices, if any, and value of our securities.
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
In addition, deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including but not limited to the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, instability in the Chinese capital markets and the lingering global health crises. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or other regions affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.
Various social and political circumstances in the U.S. and around the world that are outside our control may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign investment, trade, economic and other policies with other countries, the ongoing war between Russia and Ukraine and conflicts in the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. Additionally, following the 2024 U.S. election, legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.
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
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events may adversely affect operating results for us and for our portfolio companies. As the future impact of any health pandemic is difficult to predict, the extent to which they could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of any such pandemic and the actions taken by authorities and other entities to contain the spread or minimize its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.
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
In addition, any future pandemic may cause disruption to our portfolio companies’ global supply chain and business operations. In particular, shortages in commodities and materials, including shortages and reductions in allocations of electronic and other components from key suppliers, labor shortages and elevated levels of employee absenteeism, freight delays and other supply chain constraints and disruptions, whether caused by the effects of a health pandemic or otherwise, may significantly delay or disrupt our portfolio companies’ suppliers’, our third party vendors’ and our portfolio companies’ ability to manufacture and deliver products and/or services to their end-users and customers. Our portfolio companies may experience a significant increase in commodity, parts and material component inflation from pre-pandemic levels, as well as inflation in other costs, such as labor, packaging, freight, and energy prices. Any supply chain disruptions and delays, as well as continued heightened inflation, could lead to continued periodic production interruptions and other inefficiencies that could negatively impact our portfolio companies’ productivity, margin performance and results of operations, which could result in a material adverse effect on our financial condition, results of operations and cash flows.
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
In addition, because our investment strategy contemplates making investments and loans to companies with foreign operations, the ongoing war between Russia and Ukraine and conflicts in the Middle East, including in each case the international responses thereto and resulting market volatility, could adversely affect our and our portfolio companies’ business, operating results, and financial condition, and may magnify the impact of other risks described in our SEC filings. Although the severity and duration of any ongoing military actions are highly unpredictable, the ongoing war between Russia and Ukraine and conflicts in the Middle East, including international responses thereto, have already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
A lack of IPO or merger and acquisition opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.
A lack of IPO or merger and acquisition, or M&A, opportunities for private companies, including venture capital-backed and institutional-backed companies could lead to portfolio companies staying longer in our portfolio as private entities still requiring funding. IPO activity in particular has slowed significantly during 2022-2023 and this trend, while improved in 2024, may remain for the foreseeable future. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture capital, institutional and other sponsor firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some portfolio companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for private companies can also cause some venture capital, institutional and other sponsor firms to change their strategies, leading some of them to reduce funding to their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such portfolio companies by other companies, such as ourselves, who are co-investors in such portfolio companies.
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, economic and other policies, including with respect to treaties and tariffs.
Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors.
Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
Significant disruption or volatility in capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our originations and underwriting processes, the interest rate payable on the debt investments we make, any prepayments or repayments made on our debt investments, the default rates on such investments, the timing and amount of any warrant or equity investment returns, the timing of any drawdowns requested by our borrowers, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in or results for future periods.
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
The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Any conflict or uncertainty, including due to regulatory changes, natural disasters, public health concerns, political unrest or safety concerns, could harm their financial condition and results of operations and cash flows. In addition, if the government of any country in which products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm the business of our portfolio company investments.
Many of the portfolio companies in which we make investments are susceptible to economic slowdowns or recessions and may be unable to repay our secured loans during such periods. Adverse economic conditions may decrease the value of collateral securing some of our secured loans. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and materially and adversely impact our financial condition, result of operations and cash flows.
Uncertainty about U.S. federal initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The current U.S. presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if we will benefit from them or be negatively affected by them.
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

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats and cybersecurity incidents. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.
Cybersecurity Program Overview
The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cybersecurity risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
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
Board Oversight of Cybersecurity Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the CCO, which incorporates updates provided by the Adviser regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting or which are reasonably likely to impact the Company.
Management's Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s oversight function generally and relies on the Adviser’s technology team to assist with assessing and managing material risks from cybersecurity threats. The CCO has been responsible for this oversight function as CCO of the Company for one year and has worked in the financial services industry for more than 30 years, during which time our CCO has gained expertise in assessing and managing risk applicable to the Company.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
Item 2.    Properties
We do not own any real estate or other physical properties materially important to our operations. Our executive offices are located at 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025. These offices are provided by our Administrator pursuant to the Administration Agreement. We believe that our facilities are suitable and adequate for our business.
Item 3.    Legal Proceedings
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Until shares of our common stock are listed on a national securities exchange, including in connection with an IPO or another Advanced Liquidity Event, our common stock will be offered and sold, if at all, in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop.
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
Holders
As of March 11, 2025, there were 9 holders of record of our common stock.
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
We had 23,689,363 shares of common stock outstanding as of March 11, 2025. As of March 11, 2025, we have received Capital Commitments totaling $386.8 million, of which $354.7 million has been funded, with our stockholders released from funding obligations for any remaining undrawn Capital Commitments effective upon the expiration of the Company’s Investment Period in December 2023, subject to limited exceptions set forth in the stockholders’ Subscription Agreements with the Company.

Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fiscal year ended December 31, 2024.
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
•the adequacy of our and our portfolio companies’ available liquidity, cash resources, including undrawn capital commitments from investors and the ability of our investors to fulfill their obligations under their respective subscription agreements, and working capital and compliance with covenants under our borrowing arrangements;
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
•the potential widespread emergence (or re-emergence) of a widespread health pandemic, and the length and duration thereof in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery;
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
Our investment objective is to maximize our total return to shareholders primarily in the form of current income from our secured loans and, to a lesser extent, through capital gains from equity “kickers” in the form of warrants and direct equity investments.
We operate as one operating unit and one segment for financial reporting purposes, consistent with how the CEO and CFO, who collectively are our CODM, evaluates financial performance and allocates resources.
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
The following tables show certain information relating to the composition of our portfolio as of December 31, 2024 and December 31, 2023:

	December 31, 2024
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$339,436	$318,838	$(20,598)	192	75
Warrant investments	14,846	24,111	9,265	204	146
Equity investments	18,028	16,948	(1,080)	69	55
Total Investments in Portfolio Companies	$372,310	$359,897	$(12,413)	465	160	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$383,570	$375,025	$(8,545)	228	83
Warrant investments	13,419	16,915	3,496	183	144
Equity investments	9,444	8,255	(1,189)	56	44
Total Investments in Portfolio Companies	$406,433	$400,195	$(6,238)	467	157	(1)
_______________
(1)Represents non-duplicative number of companies.
The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2024 and December 31, 2023:

	December 31, 2024
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Portfolio Company Investments
Consumer Products and Services	$75,970	21.1%
E-Commerce - Clothing and Accessories	28,838	8.0
Business/Productivity Software	27,182	7.6
Business Products and Services	23,846	6.6
Real Estate Services	22,148	6.2
Healthcare Services	21,941	6.1
Business Applications Software	21,051	5.8
E-Commerce - Personal Goods	20,038	5.6
Healthcare Technology Systems	14,496	4.0
Energy	10,347	2.9
Information Services (B2C)	9,448	2.6
Consumer Non-Durables	8,875	2.5
Computer Hardware	8,317	2.3
Other Financial Services	8,058	2.2
Aerospace and Defense	7,772	2.2
Network Management Software	5,727	1.6
Social/Platform Software	5,639	1.6
Communications and Networking	4,947	1.4
Financial Software	4,946	1.4
Human Capital Services	4,381	1.2
Multimedia and Design Software	4,130	1.1
Environmental Services	4,003	1.1
Educational Software	3,170	0.9
Entertainment Software	2,982	0.8
Medical Software and Information Services	2,701	0.8
Application Software	2,503	0.7
Life and Health Insurance	1,286	0.4
Consumer Finance	1,121	0.3
Infrastructure	777	0.2
Information Technology	750	0.2
Business to Business Marketplace	704	0.2
Database Software	504	0.1
Elder and Disabled Care	486	0.1

	December 31, 2024
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Portfolio Company Investments
Software Development Applications	405	0.1
Financial Services	143	*
General Media and Content	104	*
Communication Software	54	*
Logistics	51	*
Food Products	50	*
Commercial Services	6	*
Total portfolio company investments	$359,897	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.

	December 31, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Portfolio Company Investments
Consumer Products and Services	$57,610	14.4%
Real Estate Services	38,416	9.6
E-Commerce - Clothing and Accessories	35,449	8.9
Business Products and Services	33,509	8.4
Business Applications Software	30,910	7.7
Business/Productivity Software	30,573	7.6
E-Commerce - Personal Goods	28,177	7.0
Healthcare Technology Systems	20,151	5.0
Energy	14,984	3.7
Life and Health Insurance	9,558	2.4
Information Services (B2C)	9,306	2.3
Healthcare Services	9,078	2.3
Other Financial Services	8,591	2.1
Infrastructure	8,487	2.1
Computer Hardware	8,143	2.0
Social/Platform Software	7,508	1.9
Multimedia and Design Software	6,572	1.6
Financial Software	5,846	1.5
Application Software	5,290	1.3
Network Management Software	5,133	1.3
Aerospace and Defense	4,523	1.1
Human Capital Services	4,380	1.1
Entertainment Software	4,044	1.0
Consumer Non-Durables	3,450	0.9
Food Products	2,488	0.6
Medical Software and Information Services	2,434	0.6
Consumer Finance	1,756	0.4
Cultivation	1,317	0.3
Business to Business Marketplace	880	0.2
Software Development Applications	526	0.1
Elder and Disabled Care	486	0.1
Database Software	254	0.1
Financial Services	150	*
General Media and Content	105	*
Communication Software	54	*
Logistics	51	*
Commercial Services	6	*
Home Furnishings	—	*
Household Products	—	*
Total portfolio company investments	$400,195	100.0%
_______________

*Amount represents less than 0.05% of the total portfolio investments.
The following table shows the financing product type of our debt investments as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$295,830	92.8%	$350,862	93.5%
Revolver loans	21,987	6.9	23,078	6.2
Convertible notes	1,021	0.3	1,085	0.3
Total debt investments	$318,838	100.0%	$375,025	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represented 10.7% and 24.3% of our debt investments at fair value as of December 31, 2024 and December 31, 2023, respectively.
Investment Activity
During the year ended December 31, 2024, we entered into debt commitments with 15 new portfolio companies and 19 existing portfolio companies totaling $161.2 million, funded debt investments to 37 portfolio companies for $130.0 million in principal value, acquired warrant investments representing $2.9 million of value, and made direct equity investments of $8.0 million. Debt investments funded during the year ended December 31, 2024 carried a weighted average annualized portfolio yield of 14.9% at origination.
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
During the year ended December 31, 2024, we received $93.6 million of principal prepayments and early repayments from 15 portfolio companies and $55.5 million of scheduled principal amortization. During the year ended December 31, 2023, we received $76.1 million of principal prepayments and early repayments from 18 portfolio companies and $31.4 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the years ended December 31, 2024 and December 31, 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023
Beginning portfolio at fair value	$400,195	$441,376
New debt investments, net(1)	125,803	101,897
Scheduled principal amortization	(55,513)	(31,423)
Principal prepayments and early repayments	(93,638)	(76,077)
Accretion of debt investment fees	3,160	4,718
Payment-in-kind coupon	3,499	1,361
New warrant investments	2,855	2,665
New equity investments	7,997	780
Proceeds and dispositions from investments	(13,740)	403
Net realized losses on investments	(14,547)	(45,705)
Net unrealized gains/(losses) on investments	(6,174)	200
Ending portfolio at fair value	$359,897	$400,195
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

The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the years ended December 31, 2024 and December 31, 2023:
1 This yield excludes the impact of $1.4 million in short-term loans that were funded and repaid during the three months ended March 31, 2023, which carried a higher interest rate than our normal course investments, and the impact thereof on our weighted average adjusted annualized yield at origination for the period.

	For the Year Ended December 31,
Commitments and Fundings (in thousands)	2024	2023
Debt Commitments
New portfolio companies	$68,525	$68,750
Existing portfolio companies	92,672	58,529
Total(1)	$161,197	$127,279

Funded Debt Investments	$130,010	$105,166

Equity Investments	$3,820	$286
_______________
(1)Includes backlog of potential future commitments, as applicable.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2024 and December 31, 2023, we did not have a backlog of potential future commitments.
Asset Quality
Consistent with TPC’s existing policies, our Adviser maintains a credit watch list which places borrowers into five risk categories based upon our Adviser’s senior investment team’s judgment and in consultation with, among others, the Adviser’s Portfolio Group Committee and Originations Professionals and Investment and Credit Analysis Professionals, where 1 is the best rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White (2).	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern due to industry, business, financial and/or related factors. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent. Possibility exists for some investment loss if deterioration continues.	Contact portfolio company weekly or more frequently as determined by our Adviser; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full investment loss.	Maximize value from assets.
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$21,470	6.7%	4	$47,036	12.5%	9
White (2)	267,419	83.9	56	281,114	75.0	54
Yellow (3)	11,966	3.8	4	38,936	10.4	12
Orange (4)	16,888	5.3	9	7,788	2.1	7
Red (5)	1,095	0.3	2	151	—	1
	$318,838	100.0%	75	$375,025	100.0%	83
As of December 31, 2024 and December 31, 2023, the weighted average investment ranking of our debt investment portfolio was 2.09 and 2.02, respectively. During the three months ended December 31, 2024, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: three portfolio companies with an aggregate principal balance of $13.5 million were upgraded from Yellow (3) to White (2), one portfolio company with a principal balance of $10.1 million was downgraded from Clear (1) to White (2), one portfolio company with a principal balance of $2.6 million was downgraded from White (2) to Yellow (3), four portfolio companies with an aggregate principal balance of $16.7 million were downgrade from Yellow (3) to Orange (4), and one portfolio company with a principal balance of $4.9 million was downgraded from Orange (4) to Red (5).

As of December 31, 2024, we had investments in 10 portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $28.4 million and $16.5 million, respectively. As of December 31, 2023, we had investments in eleven portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $19.9 million and $15.1 million, respectively.
Results of Operations
Set forth below is a comparison of the results of operations for the years ended December 31, 2024 and December 31, 2023. The comparison of the fiscal years ended December 31, 2023 and December 31, 2022 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference.
Comparison of operating results for the year ended December 31, 2024 and 2023
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the year ended December 31, 2024, our net increase in net assets resulting from operations was $15.9 million, which was comprised of $36.1 million of net investment income and $20.1 million of net realized and unrealized losses. On a per common share basis for year ended December 31, 2024, net investment income was $1.52 per share and the net increase in net assets resulting from operations was $0.67 per share.
For the year ended December 31, 2023, our net increase in net assets resulting from operations was $2.2 million, which was comprised of $46.0 million of net investment income and $43.7 million of net realized and unrealized losses. On a per common share basis for year ended December 31, 2023, net investment income was $2.24 per share and the net increase in net assets resulting from operations was $0.11 per share.
Investment Income
Total investment and other income for the years ended December 31, 2024 and December 31, 2023 was $63.5 million and $72.5 million, respectively.
The decrease in total investment and other income for the year ended December 31, 2024, compared to the year ended December 31, 2023, is due to a lower weighted average principal amount outstanding on income earning investments, slightly offset with a higher weighted average yield during the 2024 fiscal year compared to the 2023 fiscal year.
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
Total operating expenses for the years ended December 31, 2024 and December 31, 2023 were $27.4 million and $26.6 million, respectively.
Base management fees totaled $6.2 million and $5.6 million during the years ended December 31, 2024 and December 31, 2023, respectively. The increase is primarily due to an increase in the weighted average invested equity, through the issuance of common stock, issued towards the end of the year ended December 31, 2023.
We did not incur an incentive fee for each of the years ended December 31, 2024 and December 31, 2023, as the income incentive fees were reduced by $7.2 million and $9.2 million, respectively, due to the total return requirement under the Advisory Agreement. We did not incur a capital gains incentive fee for each of the years ended December 31, 2024 and December 31, 2023, primarily due to the current and cumulative realized and unrealized losses we recorded on our investment portfolio during the periods.
For the years ended December 31, 2024 and December 31, 2023, interest and fees on our borrowings totaled $16.3 million and $15.5 million, respectively. The increase in interest and fees on our borrowings increased primarily due to the minimum utilization fee we are charged under the Credit Facility, as while there was a decrease in the weighted average borrowings outstanding under the Credit Facility during 2024, our advances under the Credit Facility were below the minimum principal utilization threshold for periods of time during the year.
Administration Agreement expenses during the years ended December 31, 2024 and December 31, 2023 totaled $2.2 million and $2.0 million, respectively. General and administrative expenses during the years ended December 31, 2024 and December 31, 2023 totaled $2.7 million and $3.5 million, respectively. The decrease was primarily driven by lower excise tax and legal fees during the year ended December 31, 2024.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized losses on investments” in the consolidated statements of operations.
For the year ended December 31, 2024, we recognized net realized losses of $14.8 million, primarily as a result of the write-off of investments in certain portfolio companies and foreign currency adjustments. For the year ended December 31, 2023, we recognized net realized losses of $43.5 million, primarily as a result of the write-off of investments in certain portfolio companies and foreign currency adjustments.
Unrealized gains and losses are included in “net change in unrealized losses on investments” in the consolidated statements of operations.
Net change in unrealized losses during the year ended December 31, 2024 was $5.3 million, resulting primarily from mark-to-market adjustments and foreign currency adjustments, net of reversals of previously recognized unrealized losses on investments exited during the year. Net change in unrealized losses during the year ended December 31, 2023 was $0.2 million, resulting primarily from mark-to-market adjustments and foreign currency adjustments, net of reversals of previously recognized unrealized losses on investments exited during the year.
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
The following table shows the weighted average portfolio yield on our debt investments, excluding non-income producing investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

	For the Year Ended December 31,
Ratios (Percentages, on an annualized basis)(1)	2024	2023
Weighted average portfolio yield on debt investments(2)	16.7%	15.4%
Coupon income	12.5%	11.6%
Accretion of discount	1.2%	1.1%
Accretion of end-of-term payments	1.8%	1.7%
Impact of prepayments during the period	1.2%	1.0%
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
For the years ended December 31, 2024 and December 31, 2023, our total return based on the change in net asset value was 5.5% and 1.0%, respectively. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period.
The following table shows our return on average total assets and return on average net asset value for the periods indicated:

	For the Year Ended December 31,
Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	2024	2023
Net investment income	$36,088	$45,974
Net increase (decrease) in net assets	$15,944	$2,234

Average net asset value(2)	$285,313	$282,454
Average total assets(2)	$450,016	$467,509

Net investment income to average net asset value	12.6%	16.3%
Net increase in net assets to average net asset value	5.6%	0.8%

Net investment income to average total assets	8.0%	9.8%
Net increase in net assets to average total assets	3.5%	0.5%
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
Our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 82.8% and 86.1% of our total assets, as of December 31, 2024 and December 31, 2023, respectively.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our valuation process.
Liquidity and Capital Resources
Set forth below is a discussion of our liquidity and capital resources as of and for the years ended December 31, 2024 and 2023. A discussion of our liquidity and capital resources as of and for the year ended December 31, 2022 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference.

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
Cash Flows
During the year ended December 31, 2024, net cash provided by operating activities, consisting primarily of sales and repayments of investments, net of fundings and purchases and the items described in “Results of Operations” above was $51.2 million, and net cash used in financing activities was $42.2 million primarily from distributions paid of $42.7 million on our common stock, partially offset by net borrowings under the Credit Facility of $0.5 million. As of December 31, 2024, cash, including restricted cash, was $69.8 million.
During the year ended December 31, 2023, net cash provided by operating activities, consisting primarily of sales and repayments of investments, net of fundings and purchases and the items described in “Results of Operations” above, was $43.7 million and net cash used in financing activities was $20.0 million, primarily from distributions paid of $38.6 million on our common stock and net repayments under the Credit Facility of $21.5 million, offset by $42.3 million from proceeds received in connection with the issuance of common stock. As of December 31, 2023, cash, including restricted cash, was $60.8 million.
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
As of December 31, 2024, we had received Capital Commitments totaling $386.8 million, of which $354.7 million had been funded. Upon termination of our Investment Period, which occurred on December 19, 2023, our stockholders were released from funding obligations for any remaining undrawn Capital Commitments under their respective Subscription Agreements with us, subject to limited exceptions set forth in the subscription agreements.
Credit Facility
We have $250.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The revolving period under the Credit Facility is scheduled to expire on July 15, 2025 and the maturity date of the Credit Facility is scheduled for January 15, 2027. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50%, and are subject to certain minimum principal utilization amounts during the revolving period. As of December 31, 2024, the applicable margin is equal to 3.25% during the revolving period and increases to 4.25% during the amortization period. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of December 31, 2024, we had outstanding borrowings of $88.0 million under the Credit Facility, excluding deferred credit facility costs of $2.0 million, which are included as assets in the consolidated statements of assets and liabilities. We had $162.0 million of remaining capacity on our Credit Facility as of December 31, 2024.
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
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to the aggregate amount of our senior securities, which generally includes all of our borrowings and any preferred stock, of at least 150%. As of December 31, 2024, our asset coverage for total borrowings and other senior securities was 261%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2024, our unfunded commitments totaled $67.1 million to 22 portfolio companies, of which none were dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. As of December 31, 2023, our unfunded commitments totaled $72.2 million to 25 portfolio companies, of which $6.3 million was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of December 31, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	December 31, 2024	December 31, 2023
Activehours, Inc.	$10,000	$10,000
Etched.ai, Inc.	10,000	—
Karat Financial Technologies, Inc.	6,719	6,719
Luxury Presence, Inc.	5,500	6,000
Cresta Intelligence, Inc.	5,000	—
Muon Space, Inc.	5,000	—
Thoughtful Automation, Inc.	4,061	—
Hermeus Corporation	3,212
Haven Energy Inc.	2,700
Ao1 Holdings, Inc.	2,280
Panorama Education, Inc.	2,140	—
Join Digital, Inc.	2,100	—
Ocrolus Inc.	1,714	—
Planet A Foods GmbH	1,198	—
Overtime Sports, Inc.	1,143	1,143
Hover Inc.	1,000	—
Quantum Circuits, Inc.	1,000	—
Mirelo AI GmbH	862	—
Workmate Labs, Inc.	500	—
Worldwide Freight Logistics Ltd.	351	345
Hydrow Inc.	324	—
Flashparking, Inc.	250	—
Ephemeral Solutions, Inc.	—	—
Encore Music Technologies, Inc.	—	—
Perry Health, Inc.	—	8,000
Ever/Body Inc.	—	6,200
Prose Beauty, Inc.	—	6,000
Machinify, Inc.	—	5,000
Placemakr, Inc.	—	5,000
JOKR	—	3,748
Parsable, Inc.	—	2,667
Firemaps, Inc.	—	2,000
FireHydrant, Inc.	—	1,200
Idelic, Inc.	—	1,200
McN Investments Ltd.	—	1,000
Pair Eyewear, Inc.	—	1,000
Substack, Inc.	—	1,000
Tempus Ex Machina, Inc.	—	1,000
Virtual Facility, Inc.	—	1,000
Highbeam, Inc.	—	813
Construction Finance Corporation	—	575
OnSiteIQ, Inc.	—	334
Forum Brands, LLC	—	147
Allplants LTD	—	102
Total	$67,054	$72,193
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
During the years ended December 31, 2024 and December 31, 2023, $34.8 million and $103.4 million of unfunded commitments expired or were terminated, respectively. The following table shows additional information on our unfunded commitments regarding milestones and expirations as of December 31, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	December 31, 2024	December 31, 2023
Dependent on milestones	$—	$6,300
Expiring during:
2024	$—	$64,331
2025	55,989	7,862
2026	11,065	—
Total	$67,054	$72,193
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
Common Stock Distributions
We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2024 and December 31, 2023, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
April 25, 2024	April 29, 2024	May 17, 2024	0.47
August 1, 2204	August 5, 2024	August 23, 2024	0.41
October 31, 2024	November 1, 2024	November 15, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.10	(2)
		Total cash distributions	$7.22
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
For the year ended December 31, 2024, distributions paid were comprised of interest-sourced distributions (qualified interest income). As of December 31, 2024, we estimated that we had undistributed taxable earnings from distributable earnings (or “Spillover Income”) of $9.2 million, or $0.39 per common share.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company has adopted this standard. Refer to Note 13 of the consolidated financial statements for more details.
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
As of December 31, 2024, a majority of the debt investments (approximately 82.5%, or $278.4 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including SOFR.
As of December 31, 2024, our floating rate borrowings totaled $88.0 million, which represented 54.0% of our outstanding debt as of December 31, 2024. As of December 31, 2024, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate at December 31, 2024 was 7.50%, which is at or above the interest-rate floors applicable to a majority of our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of December 31, 2024. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of December 31, 2024, our interest expense on floating rate borrowings will increase if rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2024 consolidated statements of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$7,298	$(3,750)	$3,548
Up 200 basis points	$4,777	$(2,500)	$2,277
Up 100 basis points	$2,256	$(1,250)	$1,006
Up 50 basis points	$995	$(625)	$370
Down 50 basis points	$(761)	$625	$(136)
Down 100 basis points	$(1,318)	$1,250	$(68)
Down 200 basis points	$(2,209)	$2,500	$291
Down 300 basis points	$(2,880)	$3,750	$870
This analysis is indicative of the potential impact on our investment income as of December 31, 2024, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after December 31, 2024 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. As of December 31, 2024, we had no interest rate hedging transactions in place, but may seek to enter into such transactions in the future.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. During the year ended December 31, 2024, we entered into foreign currency forward contracts to limit our foreign currency exposure with respect to the British Pound Sterling and Euro and may seek to enter into similar transactions in the future. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
We have in the past utilized, and may continue to seek to utilize, instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio companies from changes in currency rates. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates or foreign currency exchange rates, certain hedging transactions that we may enter into, such as interest rate swap agreements or foreign currency forward contracts, may also limit our ability to participate in the benefits of higher interest rates or beneficial movements in foreign currency exchange rates with respect to our portfolio investments. In addition, there can be no assurance that hedging strategies will be available, particularly with respect to certain of our foreign investments and, if available, will effectively hedge our interest rate risk or foreign currency exchange rate risk or be without risk to us.
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

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TriplePoint Private Venture Credit Inc.
Menlo Park, California
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Private Venture Credit Inc. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, the consolidated financial highlights for the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021, and for the period from May 27, 2020 (commencement of operations) to December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024 and the financial highlights for the years ended December 31, 2024, December 31, 2023, December 31, 2022, December 31, 2021, and for the period from May 27, 2020 (commencement of operations) to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and December 31, 2023 by correspondence with the custodian, loan agents, and portfolio company investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
San Francisco, California
March 11, 2025
We have served as the Company’s auditor since 2019.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value (amortized cost of $372,310 and $406,433, respectively)	$359,897	$400,195
Cash and cash equivalents	41,222	45,398
Restricted cash	28,580	15,447
Deferred credit facility costs	2,019	2,988
Prepaid expenses and other assets	2,979	1,000
Total assets	$434,697	$465,028

Liabilities
Revolving Credit Facility	$88,000	$87,500
2027 Notes, net	74,536	74,350
Base management fee payable	1,560	1,471
Other accrued expenses and liabilities	6,819	11,165
Total liabilities	$170,915	$174,486
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	237	237
Paid-in capital in excess of par value	351,766	352,037
Total distributable earnings/(loss)	(88,221)	(61,732)
Total net assets	$263,782	$290,542
Total liabilities and net assets	$434,697	$465,028

Shares of common stock outstanding (par value $0.01 per share and 450,000 shares authorized)	23,689,363	23,689,363
Net asset value per common share	$11.11	$12.24

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Investment income
Interest income from investments	$58,909	$68,903	$59,569
Payment-in-kind interest income	3,499	1,361	329
Other income
Expirations / terminations of unfunded commitments	541	1,627	809
Other fees	515	635	936
Total investment and other income	63,464	72,526	61,643

Operating expenses
Base management fee	6,207	5,560	4,862
Income incentive fee	—	—	6,066
Capital gains incentive fee	—	—	(1,433)
Interest expense and amortization of fees	16,322	15,509	10,622
Administration Agreement expenses	2,182	2,024	1,780
General and administrative expenses	2,665	3,459	1,872
Total operating expenses	27,376	26,552	23,769

Net investment income	36,088	45,974	37,874

Net realized and unrealized losses
Net realized losses on investments	(14,824)	(43,510)	(27,935)
Net change in unrealized losses on investments	(5,320)	(230)	(12,769)
Net realized and unrealized losses	(20,144)	(43,740)	(40,704)

Net increase (decrease) in net assets resulting from operations	$15,944	$2,234	$(2,830)

Per Share Information (Basic and Diluted)
Net investment income per common share	$1.52	$2.24	$2.12
Net increase (decrease) in net assets per common share	$0.67	$0.11	$(0.16)
Weighted average shares of common stock outstanding	23,689,363	20,473,778	17,837,694

Regular distributions declared per common share	$1.70	$1.78	$1.53
Special distributions declared per common share	0.10	0.12	0.10
Total distributions declared per common share	$1.80	$1.90	$1.63

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance as of December 31, 2021	13,991,836	$140	525	$—	$213,204	$6,418	$219,762
Issuance of common stock	6,305,364	63	—	—	97,406	—	97,469
Preferred stock distributions from distributable earnings	—	—	—	—	—	(63)	(63)
Net decrease in net assets resulting from operations	—	—	—	—	—	(2,830)	(2,830)
Common stock distributions from distributable earnings	—	—	—	—	—	(29,703)	(29,703)
Tax reclassification of net assets	—	—	—	—	(240)	240	—
Balance at December 31, 2022	20,297,200	$203	525	$—	$310,370	$(25,938)	$284,635
Issuance of common stock	3,392,163	34	—	—	42,267	—	42,301
Preferred stock distributions from distributable earnings	—	—	—	—	—	(63)	(63)
Net increase in net assets resulting from operations	—	—	—	—	—	2,234	2,234
Common stock distribution from distributable earnings	—	—	—	—	—	(38,565)	(38,565)
Tax reclassification of net assets	—	—	—	—	(600)	600	—
Balance at December 31, 2023	23,689,363	$237	525	$—	$352,037	$(61,732)	$290,542
Preferred stock distributions from distributable earnings	—	—	—	—	—	(63)	(63)
Net increase in net assets resulting from operations	—	—	—	—	—	15,944	15,944
Common stock distributions from distributable earnings	—	—	—	—	—	(42,641)	(42,641)
Tax reclassification of net assets	—	—	—	—	(271)	271	—
Balance at December 31, 2024	23,689,363	$237	525	$—	$351,766	$(88,221)	$263,782

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$15,944	$2,234	$(2,830)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(132,478)	(105,342)	(256,563)
Principal payments and proceeds from investments	158,644	109,038	129,926
Payment-in-kind interest on investments	(3,499)	(1,361)	288
Net change in unrealized (gains) losses on investments	5,320	230	12,769
Net realized (gains) losses on investments	14,824	43,510	27,935
Accretion of debt investment fees	(3,365)	(4,720)	(11,703)
Amortization of debt fees and issuance costs	1,154	908	799
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,556)	(636)	83
Base management fee payable	89	159	514
Income incentive fee payable	—	—	(1,444)
Capital gains incentive fee payable	—	—	(1,433)
Other accrued expenses and liabilities	(3,916)	(280)	733
Net cash (used in) provided by operating activities	51,161	43,740	(100,926)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	49,000	52,500	121,000
Repayments under revolving credit facility	(48,500)	(74,000)	(145,500)
Issuance of 2027 Notes	—	—	75,000
Common stock distributions paid	(42,641)	(38,565)	(29,703)
Preferred stock distributions paid	(63)	(63)	(63)
Deferred credit facility costs	—	(2,117)	(357)
Debt issuance costs of 2027 Notes	—	(16)	(926)
Proceeds from issuance of common stock	—	42,300	97,469
Net cash (used in) provided by financing activities	(42,204)	(19,961)	116,920
Net change in cash, cash equivalents and restricted cash	8,957	23,779	15,994
Cash, cash equivalents and restricted cash at beginning of period	60,845	37,066	21,072
Cash, cash equivalents and restricted cash at end of period	$69,802	$60,845	$37,066

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$41,222	$45,398	$32,162
Restricted cash	28,580	15,447	4,904
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$69,802	$60,845	$37,066

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,946	$14,848	$7,698
Excise taxes paid	$572	$250	$32

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	10/30/2024	2,652	2,633	2,633	4/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	12/13/2024	1,135	1,124	1,124	6/1/2028
			3,787	3,757	3,757
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	11/21/2023	978	974	974	11/30/2027
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	1,000	994	994	12/31/2027
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	1,000	994	994	12/31/2027
			2,978	2,962	2,962
Total Aerospace and Defense - 2.55%*			6,765	6,719	6,719

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	5/17/2022	667	659	660	5/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	7/21/2022	700	689	691	7/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	9/30/2022	460	451	452	9/30/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	2/6/2023	173	178	178	2/28/2025
Total Application Software - 0.75%*			2,000	1,977	1,981

Business Applications Software
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% interest rate + 2.50% PIK interest rate, 12.75% floor)	6/26/2024	10,132	9,987	9,987	6/1/2027
Morty, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 11.00% EOT payment)	12/21/2022	7,000	7,293	6,682	12/31/2026
Tide Platform Limited(1)(3)	Revolver (12.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,824	1,612	4/30/2025
Total Business Applications Software - 6.93%*			18,900	19,104	18,281

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.75% floor, 5.00% EOT payment)	8/8/2024	1,500	1,479	1,479	8/31/2027
Cardless Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 15.00% floor, 6.25% EOT payment)	11/18/2021	3,000	3,217	3,217	8/31/2025
Certamen Ventures Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 4.00% EOT payment)	11/30/2021	6,218	6,286	6,286	11/30/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 4.00% EOT payment)	10/3/2024	7,000	6,952	6,952	4/1/2028
Phantom Auto Inc.(7)	Growth Capital Loan (Prime + 5.00% interest rate, 13.50% floor, 4.00% EOT payment)(2)	2/9/2024	4,858	4,732	1,050	2/28/2027
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	5/4/2022	808	678	617	12/31/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	10/19/2023	135	113	103	12/31/2028
			943	791	720
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	546	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	9	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	12/22/2023	25	25	6	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	6/14/2024	8	8	2	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	7/26/2024	25	25	6	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	11/27/2024	27	27	6	1/31/2025
			2,549	2,596	575

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 3.00% EOT payment)(2)	6/15/2022	540	539	550	3/31/2026
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	10/20/2023	227	233	239	10/31/2026
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 13.75% floor, 6.00% EOT payment)(2)	11/15/2024	305	295	292	5/31/2028
			1,072	1,067	1,081
Total Business Products and Services - 8.10%*			27,140	27,120	21,360

Business/Productivity Software
Ao1 Holdings Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 7.75% floor, 3.00% EOT payment)	12/13/2024	1,320	1,301	1,301	12/1/2027
Construction Finance Corporation	Revolver (Prime + 7.75% interest rate, 15.25% floor, 2.65% EOT payment)(2)	12/29/2023	4,151	4,284	4,284	12/31/2024
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.75% floor, 6.25% EOT payment)	12/20/2024	8,000	7,877	7,877	12/31/2027
Luxury Presence, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 9.75% floor, 5.75% EOT payment)	4/9/2024	1,500	1,490	1,490	4/1/2027
Luxury Presence, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 6.25% EOT payment)	11/27/2024	1,500	1,459	1,459	5/1/2028
			3,000	2,949	2,949
Manufactured Networks, Inc.	Revolver (Prime + 10.25% interest rate, 18.75% floor, 1.00% EOT payment)(2)	9/13/2023	2,643	2,681	2,681	6/30/2025
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 13.00% floor, 7.50% EOT payment)	6/16/2023	2,416	2,467	2,467	5/31/2026
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 13.00% floor, 7.50% EOT payment)(2)	2/1/2024	334	337	337	2/1/2027
			2,750	2,804	2,804
Thoughtful Automation Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 12.25% floor, 6.00% EOT payment)	6/18/2024	2,439	2,422	2,422	6/1/2027
Virtual Facility, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 10.50% floor, 8.50% EOT payment)(2)	12/1/2023	1,000	1,009	968	6/1/2027
Workmate Labs, Inc.	Growth Capital Loan (Prime + 0.85% interest rate, 7.85% floor, 2.50% EOT payment)(2)	11/20/2024	300	299	299	11/1/2027
Total Business/Productivity Software - 9.70%*			25,603	25,626	25,585

Communications and Networking
Join Digital, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	8/6/2024	4,900	4,873	4,873	8/1/2027
Total Communications and Networking - 1.85%*			4,900	4,873	4,873

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	3,725	3,715	3,081	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	3,104	3,096	2,568	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	1,242	1,238	1,027	2/28/2026
			8,071	8,049	6,676
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	84	87	87	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	257	262	262	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)(2)	5/11/2023	1,000	1,031	1,031	11/30/2025
			1,341	1,380	1,380
Total Computer Hardware - 3.05%*			9,412	9,429	8,056

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,077	1,077	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	450	520	520	10/31/2025
			1,450	1,597	1,597
Prose Beauty, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% floor, 8.50% EOT payment)	2/2/2024	6,000	5,898	5,898	5/31/2027
Trueskin GmbH(1)(3)	Growth Capital Loan (Prime + 7.10% interest rate, 10.35% floor, 10.25% EOT payment)(2)	1/9/2023	871	907	875	7/1/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Total Consumer Non-Durables - 3.17%*			8,321	8,402	8,370

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	807	807	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	875	929	929	3/31/2025
			1,625	1,736	1,736
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)	10/13/2022	1,732	1,765	1,960	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)	10/13/2022	1,044	1,062	1,177	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)	10/13/2022	1,133	1,153	1,275	4/30/2026
			3,909	3,980	4,412
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	4/14/2022	723	724	250	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	7/14/2022	268	266	100	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	11/14/2022	69	67	25	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	3/15/2023	529	502	187	8/31/2031
			1,589	1,559	562
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	6/27/2022	322	325	162	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	8/12/2022	107	108	54	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	12/9/2022	215	213	108	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	3/1/2023	322	318	162	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	10/5/2023	11	11	5	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	12/11/2023	18	18	8	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	2/2/2024	59	58	28	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	6/14/2024	33	31	14	6/30/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	10/15/2024	44	44	16	10/31/2027
			1,131	1,126	557
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	12/20/2022	4,800	5,061	4,965	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	2,250	2,371	2,327	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	1/18/2024	3,200	3,233	3,052	7/31/2026
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	1/18/2024	3,000	3,031	2,862	7/31/2026
			13,250	13,696	13,206
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	2/29/2024	4,444	4,375	4,375	8/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	3/8/2024	556	547	547	9/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	6/28/2024	500	490	490	12/1/2027
			5,500	5,412	5,412
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	7/5/2022	1,367	1,405	944	8/31/2028
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	10/21/2022	1,367	1,395	944	8/31/2028
			2,734	2,800	1,888
Headout Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 4.25% EOT payment)(2)	3/15/2024	2,351	2,338	2,338	3/1/2027
Hydrow, Inc.	Revolver (Prime + 2.00% interest rate, 9.75% floor, 7.00% EOT payment)	12/30/2024	5,827	5,827	5,251	12/30/2026
Hydrow, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 9.00% EOT payment)	12/30/2024	9,949	9,842	8,745	12/1/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
			15,776	15,669	13,996
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,252	1,345	1,337	7/31/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (7.40% cash interest rate + 7.10% PIK interest rate, 8.00% EOT payment)	11/3/2021	4,688	4,839	4,813	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (9.31% cash interest rate + 8.94% PIK interest rate, 8.00% EOT payment)(2)	8/17/2022	1,070	1,086	1,086	8/31/2026
			7,010	7,270	7,236
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	1,195	1,263	1,263	12/31/2025
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	1,666	577	308	12/31/2026
MA Micro Limited(1)(3)	Convertible Note(2)(9)	12/31/2023	1,666	1,085	1,021	12/31/2028
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	555	474	144	12/31/2028
			3,887	2,136	1,473
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	635	593	530	12/31/2026
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	356	331	318	12/31/2026
			991	924	848
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	459	480	480	6/30/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	211	211	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	172	174	174	2/28/2027
Planet A Foods GmbH(1)(3)	Growth Capital Loan (13.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	515	508	475	10/31/2028
Planet A Foods GmbH(1)(3)	Growth Capital Loan (14.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	425	419	392	10/31/2028
			1,778	1,792	1,732
Placemakr, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 12.00% floor, 4.50% EOT payment)	5/30/2024	2,500	2,459	2,459	5/1/2027
Placemakr, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.50% floor, 5.50% EOT payment)	5/30/2024	2,500	2,462	2,462	11/1/2026
			5,000	4,921	4,921
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	110	3/25/2023
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	5,015	4,673	4,516	4/1/2027
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	2,507	2,337	2,258	4/1/2027
			7,522	7,010	6,774
Spinn, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	45	8/31/2024
Total Consumer Products and Services - 25.97%*			76,392	74,808	68,509

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.50% EOT payment)	9/29/2021	8,750	8,746	8,746	11/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest rate, 2.50% EOT payment)(2)	4/25/2024	1,308	1,179	1,179	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,275	10,275	6/30/2027
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)	5/27/2021	6,500	7,023	7,023	12/31/2026
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)(2)	6/7/2022	1,000	1,044	1,044	12/31/2026
			7,500	8,067	8,067
Total E-Commerce - Clothing and Accessories - 10.72%*			27,558	28,267	28,267

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	7/6/2021	1,669	1,730	1,634	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	7/21/2021	263	276	257	7/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	8/10/2021	315	331	308	8/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	10/6/2021	1,458	1,526	1,417	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	947	989	919	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	2,540	2,653	2,464	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	848	889	834	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate,6.00% EOT payment)(2)	12/28/2021	324	340	318	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	57	60	56	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	1,836	1,919	1,798	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	700	726	680	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	263	273	256	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	1,710	1,748	1,650	3/31/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	3,078	3,137	2,967	4/30/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	184	186	177	6/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	180	179	179	10/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	1,369	1,361	1,361	11/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	104	103	103	12/31/2026
Forum Brands, LLC	Growth Capital Loan(2)(9)	12/27/2023	2,179	2,179	1,825	12/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	6/27/2024	147	143	143	6/30/2027
Total E-Commerce - Personal Goods - 7.33%*			20,171	20,748	19,346

Educational Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 10.50% floor, 7.50% EOT payment)	7/30/2024	3,000	2,997	2,997	1/1/2027
Panorama Education, Inc.	Revolver (Prime + 1.00% interest rate, 9.50% floor, 4.00% EOT payment)(2)	7/30/2024	160	159	159	7/31/2026
Total Educational Software - 1.20%*			3,160	3,156	3,156

Energy
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	1,319	1,236	1,236	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	5,000	5,137	5,137	12/31/2026
Total Energy - 2.42%*			6,319	6,373	6,373

Entertainment Software
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 6.25% PIK interest rate, 13.75% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	1,002	336	4/30/2025
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	7/28/2023	75	75	22	7/31/2026
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	11/20/2023	50	50	12	7/31/2026
			1,125	1,127	370
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 11.00% EOT payment)(2)	5/17/2022	2,459	2,519	2,519	4/1/2027
Total Entertainment Software - 1.10%*			3,584	3,646	2,889

Environmental Services
Earth Funeral Group, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 5.50% EOT payment)	3/1/2024	1,430	1,428	1,428	3/1/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Earth Funeral Group, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 5.50% EOT payment)	11/1/2024	1,000	979	979	11/1/2027
Earth Funeral Group, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 5.50% EOT payment)	12/5/2024	1,570	1,533	1,533	12/1/2027
Total Environmental Services - 1.50%*			4,000	3,940	3,940

Financial Software
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	8/14/2024	4,286	4,287	4,287	2/1/2028
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 2.50% EOT payment)	8/14/2024	550	542	542	8/31/2027
Total Financial Software - 1.83%*			4,836	4,829	4,829

Healthcare Services
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	6/22/2023	1,544	1,601	1,606	6/30/2026
OpenLoop Health, Inc.	Revolver (Prime + 1.50% interest rate, 9.25% floor, 4.00% EOT payment)(2)	6/22/2023	2,000	2,056	2,060	6/16/2025
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	11/20/2023	2,889	2,906	2,917	11/30/2026
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	9/30/2024	7,778	7,408	7,458	9/30/2027
Total Healthcare Services - 5.32%*			14,211	13,971	14,041

Healthcare Technology Systems
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)	7/14/2023	3,900	3,949	3,949	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK interest rate, 6.25% floor, 6.00% EOT payment)(2)	6/12/2023	9,477	9,660	9,386	6/12/2027
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK interest rate, 6.25% floor, 6.00% EOT payment)(2)	6/14/2023	713	713	693	6/12/2027
			10,190	10,373	10,079
Total Healthcare Technology Systems - 5.32%*			14,090	14,322	14,028

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	1/11/2023	3,000	3,082	3,082	1/11/2025
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	9/22/2023	281	286	286	1/11/2025
Total Human Capital Services - 1.28%*			3,281	3,368	3,368

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 5.25% EOT payment)(2)	5/4/2023	2,000	2,037	2,037	2/28/2027
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.75% interest rate, 11.75% floor, 5.50% EOT payment)(2)	5/4/2023	7,000	7,104	7,104	5/31/2027
Total Information Services (B2C) - 3.47%*			9,000	9,141	9,141

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	515	515	12/31/2025
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	3/24/2023	500	510	510	3/31/2026
Total Life and Health Insurance - 0.39%*			1,000	1,025	1,025

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 1.50% cash interest rate + 6.50% PIK, 16.50% floor, 8.50% EOT payment)	7/1/2021	2,534	2,699	2,699	9/30/2026
Total Medical Software and Information Services - 1.02%*			2,534	2,699	2,699

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	4,000	3,964	3,964	3/31/2029
Total Multimedia and Design Software - 1.50%*			4,000	3,964	3,964

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Network Management Software
Skyflow, Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	4,545	4,535	4,535	10/1/2028
Skyflow, Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	455	453	453	10/1/2028
Total Network Management Software - 1.89%*			5,000	4,988	4,988

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	528	525	9/30/2025
Jerry Services, Inc.	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	500	515	518	6/30/2026
			1,000	1,043	1,043
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	748	791	791	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 14.25% floor, 2.00% EOT payment)(2)	4/4/2024	4,500	4,422	4,422	10/31/2027
			5,248	5,213	5,213
Total Other Financial Services - 2.37%*			6,248	6,256	6,256

Real Estate Services
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,668	2,360	9/30/2025
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,967	4,420	9/30/2025
			7,242	7,635	6,780
Homelight, Inc.	Growth Capital Loan (17.25% interest rate)(2)	12/30/2022	500	496	495	12/31/2026
Homelight, Inc.	Growth Capital Loan (18.00% interest rate)(2)	5/22/2023	250	248	246	5/31/2027
			750	744	741
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	4,000	4,253	4,107	6/30/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	267	248	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	848	788	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	235	218	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	113	105	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	471	437	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	223	206	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	162	150	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,454	1,351	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	806	749	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	181	168	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	124	115	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	318	293	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,173	1,080	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	1,047	964	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	229	212	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	208	193	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	105	97	7/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	155	137	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	373	330	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	581	513	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	5/23/2023	240	244	205	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	5/23/2023	434	443	373	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2023	720	738	620	5/31/2026
			9,978	10,498	9,552
Total Real Estate Services - 8.03%*			21,970	23,130	21,180

Social/Platform Software
Sylva, Inc.(7)	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	903	922	695	5/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	984	1,021	757	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,325	1,374	1,019	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,649	1,223	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,649	1,223	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	795	825	612	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 9.00% interest rate, 17.50% floor, 4.00% EOT payment)(2)	12/18/2023	111	115	85	3/1/2024
Total Social/Platform Software - 2.13%*			7,298	7,555	5,614

Total Debt Investments - 120.87%*			$337,693	$339,436	$318,838

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$543
Hermeus Corporation	Preferred Stock(2)	10/30/2024	8,381	44	43
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock	7/15/2022	6,747	58	92
Total Aerospace and Defense - 0.29%*				263	754

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock	5/10/2022	1,079	10	22
Total Application Software - 0.01%*				10	22

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	353
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	584
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	146
FlashParking, Inc.	Preferred Stock	6/26/2024	25,838	70	70
				520	800
Morty, Inc.	Preferred Stock	10/1/2021	70,164,447	66	—
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	317
Uniphore Technologies, Inc.	Common Stock(2)	12/22/2021	10,000	10	29
Total Business Applications Software - 0.59%*				809	1,562

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	29
Alloy Technologies, Inc.	Preferred Stock	8/8/2024	30,561	24	21
				74	50
Cardless Inc.	Common Stock	11/18/2021	20,619	28	13
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	184
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	12
				125	196
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	42
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	97
Certamen Ventures Inc.	Preferred Stock	12/15/2023	538,703	205	232
				332	371
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Muon Space Inc.	Preferred Stock(2)	12/30/2024	22,750	28	28
Path Robotics, Inc.	Common Stock	12/17/2021	40,579	130	72
Path Robotics, Inc.	Preferred Stock	10/3/2024	20,252	38	38
				168	110
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	141,409	315	—
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	31,698	35	—
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	22,188	24	—
Phantom Auto Inc.	Preferred Stock(2)	2/9/2024	34,288	—	—
				374	—
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	70
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	26
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	9
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	11/15/2024	407	7	7
				41	42
Total Business Products and Services - 0.40%*				1,624	1,042

Business to Business Marketplace

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	76
Total Business to Business Marketplace - 0.03%*				156	76

Business/Productivity Software
Ao1 Holdings Inc.	Preferred Stock	12/13/2024	14,162	18	18
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	20
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	126,868	48	67
				62	87
Cresta Intelligence Inc.	Common Stock(2)	6/6/2024	4,967	4	11
FireHydrant, Inc.	Preferred Stock	5/23/2023	347,863	115	188
FireHydrant, Inc.	Preferred Stock	12/20/2024	94,416	51	51
				166	239
Highbeam, Inc.	Common Stock(2)	2/10/2023	40,380	2	31
Idelic Inc.	Preferred Stock	12/10/2021	30,551	46	5
Idelic Inc.	Preferred Stock(2)	11/15/2023	36,661	13	7
				59	12
Luxury Presence, Inc.	Preferred Stock	9/20/2023	14,696	76	47
Machinify, Inc.	Common Stock(2)	8/25/2023	27,040	36	36
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	40
Manufactured Networks, Inc.	Preferred Stock(2)	9/13/2023	73,666	25	20
Manufactured Networks, Inc.	Preferred Stock(2)	10/17/2024	8,823	2	2
				116	62
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	42
OnSiteIQ, Inc.	Common Stock	6/16/2023	102,864	14	46
OnSiteIQ, Inc.	Preferred Stock	11/27/2024	70,200	17	17
				31	63
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
Thoughtful Automation Inc.	Preferred Stock	6/18/2024	36,745	62	49
Virtual Facility, Inc.	Preferred Stock(2)	10/3/2023	54,775	16	16
Workmate Labs, Inc.	Common Stock(2)	11/20/2024	973	—	—
Total Business/Productivity Software - 0.27%*				655	717

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communications and Networking
Join Digital, Inc.	Common Stock	8/6/2024	47,770	74	74
Total Communications and Networking - 0.03%*				74	74

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	—
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	41
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	26,386	92	61
Total Computer Hardware - 0.08%*				250	211

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	135	531
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	67
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	160
Activehours, Inc.	Preferred Stock(2)	4/19/2024	3,906	16	33
				247	791
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	109
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Consumer Finance - 0.35%*				345	930

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock	12/18/2023	49,020	311	479
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Total Consumer Non-Durables - 0.19%*				354	505

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	13,587	10	10
The Black Tux, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	469
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares	10/7/2022	192	9	—
Elektra Mobility Inc.	Preferred Stock(2)	5/6/2022	38,217	25	25
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ephemeral Solutions, Inc.	Common Stock(2)	2/2/2024	135,353	1	1
				13	1
Ever/Body, Inc.	Preferred Stock	9/7/2021	357,970	175	21
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	23
FitOn, Inc.	Common Stock(2)	2/29/2024	33,548	74	74
FitOn, Inc.	Common Stock(2)	6/26/2024	3,355	7	7
				81	81
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	18	23	—
Flink SE(1)(3)(11)	Preferred Stock(2)	8/21/2024	—	—	—
				23	—
Foodology Inc.(1)(3)	Preferred Stock	3/25/2022	2,869	12	9
Headout Inc.	Common Stock	3/15/2024	8,991	58	20
Hydrow, Inc.	Common Stock	2/9/2021	74,157	70	—
Hydrow, Inc.	Preferred Stock	8/6/2021	455,798	35	—
Hydrow, Inc.	Preferred Stock	8/6/2021	284,835	25	—
Hydrow, Inc.	Preferred Stock	12/30/2024	3,911,781	16	16
				146	16
JOKR S.a.r.l.(1)(3)	Preferred Stock	5/10/2024	14,763	538	127
JOKR S.a.r.l.(1)(3)	Preferred Stock	5/10/2024	5,905	96	51
				634	178
Lower Holding Company	Preferred Stock	12/28/2022	36,608	47	26
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	9/29/2023	14,709	26	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	15,000	—	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	45,000	79	—
				125	—
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock	8/25/2023	31,796	118	75
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	28
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	8/27/2024	20,775	37	37
				67	65
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Roadsurfer GmbH(1)(3)	Preferred Stock(2)	4/23/2024	90	669	649
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	—
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Total Consumer Products and Services - 0.69%*				2,536	1,810

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee(2)	12/28/2021	—	95	233
Total Database Software - 0.10%*				116	254

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	77
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	160
				411	237
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	135
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	199
Total E-Commerce - Clothing and Accessories - 0.22%*				826	571

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/6/2021	14,143	146	44
Forum Brands, LLC	Preferred Stock(2)	12/23/2021	12,964	188	41
Forum Brands, LLC	Preferred Stock(2)	10/11/2023	2,829	42	9
				376	94
Merama Inc.	Preferred Stock(2)	4/28/2021	71,728	589	412
Total E-Commerce - Personal Goods - 0.19%*				965	506

Educational Software
Panorama Education, Inc.	Preferred Stock(2)	7/30/2024	2,577	14	14
Total Educational Software - 0.01%*				14	14

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	79
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	29
				194	108
Haven Energy Inc.	Preferred Stock(2)	8/19/2024	52,486	53	38
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	2,042
Total Energy - 0.83%*				284	2,188

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	—
Encore Music Technologies, Inc.	Preferred Stock(2)	5/16/2023	4,475	1	—
Encore Music Technologies, Inc.	Common Stock(2)	5/31/2024	79,668	1	1
				17	1
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	38
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2024	53,335	33	54
				93	92
Total Entertainment Software - 0.04%*				110	93

Environmental Services
Earth Funeral Group, Inc.	Preferred Stock	3/1/2024	143,196	63	63
Total Environmental Services - 0.02%*				63	63

Financial Software
Ocrolus Inc.	Common Stock	8/14/2024	70,132	58	58
Parker Group Inc.	Common Stock	4/6/2022	5,334	17	9
Parker Group Inc.	Common Stock	8/14/2024	2,491	5	5
				22	14
Wisetack, Inc.(1)	Common Stock	12/21/2022	23,086	84	36
Zolve Innovations Inc.	Preferred Stock(2)	7/28/2022	3,172	9	9
Total Financial Software - 0.04%*				173	117

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	4
Total General Media and Content - 0.00%*				5	4

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock(2)	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock	6/16/2023	11,186	51	1,023
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	511
OpenLoop Health, Inc.	Preferred Stock	11/20/2023	16,779	89	1,534
OpenLoop Health, Inc.	Preferred Stock	9/30/2024	43,625	315	3,989
				480	7,057
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	184,258	79	79
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	36
Wispr AI, Inc.(11)	Common Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 2.80%*				610	7,389

Healthcare Technology Systems
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	7
K Health, Inc.	Common Stock	7/14/2023	61,224	187	263
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56	228	—
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.18%*				827	465

Household Products
Grove Collaborative, Inc.	Common Stock(2)	5/27/2020	33,038	72	—
Total Household Products - 0.00%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	633
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	13
				109	646
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.38%*				307	1,013

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	53,879	38	22
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.06%*				192	157

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/19/2024	30,757	250	250
Information Technology - 0.09%*				250	250

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock	5/27/2020	2,775	90	93
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock	8/26/2022	2,439	65	104
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock	9/29/2023	1,951	84	83
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock	4/5/2024	4,476	84	265
Total Infrastructure - 0.21%*				323	545

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	26
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock(2)	8/26/2021	32,620	34	41
Total Life and Health Insurance - 0.07%*				120	174

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock	2/28/2023	175,000	44	2
Total Medical Software and Information Services - 0.00%*				92	2

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	84
Hover Inc.	Preferred Stock	9/10/2024	9,182	18	17
Total Multimedia and Design Software - 0.04%*				95	101

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock	6/26/2023	39,890	31	34
Skyflow Inc.	Preferred Stock	9/27/2024	15,956	25	13
				56	47
Total Network Management Software - 0.09%*				236	227

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock(2)	5/16/2023	35,857	361	750
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	2,235	8	6
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	121
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	95
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	9
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	19
Relay Commerce, Inc.	Preferred Stock(2)	4/4/2024	36,200	26	26
				97	149
Total Other Financial Services - 0.39%*				639	1,026

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	—
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	3,988	8	7
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	3
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/27/2020	26,362	83	107
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/25/2022	3,279	1	11
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	6/29/2023	34,977	11	120
				95	238
Side, Inc.	Preferred Stock(2)	7/29/2020	71,501	57	265
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	100
Total Real Estate Services - 0.25%*				954	667

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	—
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	—
				60	—
Total Social/Platform Software - 0.01%*				103	25

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	62,115	132	173
Appex Group, Inc.	Preferred Stock(2)	4/14/2022	11,004	36	36
				168	209
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	45

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Software Development Applications - 0.10%*				233	254

Total Warrant Investments - 9.14%*				$14,846	$24,111

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Aerospace and Defense
Hermeus Corporation	Preferred Stock(2)	10/30/2024	17,958	$300	$299
Total Application Software - 0.11%*				300	299

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	7/18/2024	8,387	500	500
Total Application Software - 0.19%*				500	500

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	195
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	270
Tide Holdings Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	599
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.46%*				1,101	1,208

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	136
Cresta Intelligence Inc.	Preferred Stock(2)	9/30/2024	55,441	250	250
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	6
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	60
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	24
				595	90
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	3/28/2024	31,818	611	587
Quick Commerce Ltd.(1)(3)	Ordinary Shares(2)	3/28/2024	112,770,108	26	82
				637	669
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.55%*				1,987	1,444

Business/Productivity Software
AI2 Incorporated	Preferred Stock(2)	1/3/2024	280,424	830	830
Ao1 Holdings Inc.	Preferred Stock(2)	12/13/2024	16,573	50	50
Total Business/Productivity Software - 0.33%*				880	880

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	179
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	130
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	319
Total Business to Business Marketplace - 0.24%*				950	628

Computer Hardware
Quantum Circuits, Inc.	Preferred Stock(2)	4/17/2024	17,612	50	50
Total Computer Hardware - 0.02%*				50	50

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	191
Total Consumer Finance - 0.07%*				100	191

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	13
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	1
				100	14
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	88
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	52
GrubMarket, Inc.	Common Stock(2)	8/2/2024	—	4,178	4,178

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	610,584	166	5
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	327,630	165	4
				331	9
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,688	375	202
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,575	75	57
				450	259
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	219
TMRW Sports, Inc.	Preferred Stock(2)	11/9/2023	40,174	500	500
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 2.14%*				6,471	5,651

Database Software
ON-0731 Fund II LP(1)	Limited Partnership Interests(2)	8/29/2024	—	250	250
Total Database Software - 0.09%*				250	250

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	25
Merama Inc.	Preferred Stock(2)	4/30/2021	5,433	31	51
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	57
Merama Inc.	Preferred Stock(2)	9/13/2021	3,862	62	53
				106	161
Total E-Commerce - Personal Goods - 0.07%*				196	186

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.11%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	105
Haven Energy Inc.	Preferred Stock(2)	10/9/2024	37,489	77	77
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	699	1,604
Total Energy - 0.68%*				943	1,786

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	143
Total Financial Services - 0.05%*				150	143

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	323
Total Healthcare Services - 0.19%*				720	511

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.06%*				150	150

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/9/2024	30,757	500	500
Total Information Technology - 0.19%*				500	500

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	131
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	101
Total Infrastructure - 0.09%*				161	232

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.03%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	65
Total Multimedia and Design Software - 0.02%*				58	65

Network Management Software
Skyflow Inc.	Preferred Stock(2)	1/22/2024	19,945	62	62
Skyflow Inc.	Preferred Stock(2)	9/27/2024	143,604	450	450
Total Network Management Software - 0.19%*				512	512

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	7
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	769
Total Other Financial Services - 0.29%*				698	776

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	190
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	68
Total Real Estate Services - 0.11%*				592	301

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	151
Total Software Development Applications - 0.06%*				250	151

Total Equity Investments - 6.43%*				$18,028	$16,948

Total Investments in Portfolio Companies - 136.44%*(4)(5)				$372,310	$359,897

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM	$40,829	$40,829
Total Cash Equivalents - 15.48%*			$40,829	$40,829

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Gain
British Pound Sterling (GBP)	01/27/2025	Zions Bancorporation, N.A.	£6,000	Sold	$3,260	$273
Euro (EUR)	01/27/2025	Zions Bancorporation, N.A.	€3,000	Sold	$7,779	$150
Total Foreign Currency Forward Contracts - 0.16%*					$11,039	$423
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2024, non-qualifying assets represented 9.5% of the Company’s total assets, at fair value.
(2)As of December 31, 2024, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of December 31, 2024, the Company’s portfolio company investments that were subject to restrictions on sales totaled $359.9 million at fair value and represented 136.4% of the Company’s net assets. In addition, unless otherwise indicated, as of December 31, 2024, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $16.4 million, $29.3 million and $12.9 million, respectively, for the December 31, 2024 investment portfolio. The tax cost of investments is $372.8 million.
(7)Debt is on non-accrual status as of December 31, 2024 and is therefore considered non-income producing. Non-accrual investments as of December 31, 2024 had a total cost and fair value of $28.4 million and $16.5 million, respectively.
(8)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(9)Non-income producing investment(s).
(10)Acquisition date represents the date of the investment in the portfolio investment.
(11)Number of shares and/or fair value will be determined based on the occurrence of future events.
*    Value as a percentage of net assets.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Dedrone Holdings, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 7.50% floor, 5.50% EOT payment)	3/31/2021	$476	$737	$737	3/31/2024
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	11/21/2023	1,000	973	973	11/30/2027
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	1,000	971	971	12/31/2027
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	1,000	971	971	12/31/2027
			3,000	2,915	2,915
Total Aerospace and Defense - 1.26%*			3,476	3,652	3,652

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	667	662	662	5/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	700	692	692	7/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	460	453	453	9/30/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	2/6/2023	173	174	174	2/28/2025
			2,000	1,981	1,981
Parsable, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 13.50% floor, 4.00% EOT payment)(2)	10/24/2023	3,333	3,272	3,272	4/1/2027
Total Application Software - 1.81%*			5,333	5,253	5,253

Business Applications Software
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)	9/30/2022	3,000	3,024	3,024	9/30/2024
Blueboard Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 8.75% floor, 2.50% EOT payment)	12/29/2022	1,000	1,000	1,000	12/31/2024
			4,000	4,024	4,024
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	10,000	10,468	10,489	6/30/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.50% EOT payment)	1/21/2022	347	360	361	7/31/2024
FlashParking, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.50% EOT payment)(2)	12/28/2023	1,209	1,210	1,213	7/31/2024
			11,556	12,038	12,063
Morty, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 10.00% EOT payment)	12/21/2022	7,000	7,098	6,873	6/30/2026
Tide Platform Limited(1)(3)	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	11/13/2020	1,863	2,128	2,029	12/31/2024
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,830	1,642	4/30/2024
			3,631	3,958	3,671
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	1,028	1,095	1,093	6/30/2024
Uniphore Technologies, Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	1,028	1,095	1,093	6/30/2024
			2,056	2,190	2,186
Total Business Applications Software - 9.92%*			28,243	29,308	28,817

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.00% floor, 6.00% EOT payment)	9/9/2022	2,000	2,042	2,042	9/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 2.00% EOT payment)	11/18/2021	1,199	1,224	1,224	11/30/2024
Cardless Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 5.75% EOT payment)	11/18/2021	4,200	4,404	4,404	5/31/2024
			5,399	5,628	5,628
Certamen Ventures Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 4.00% EOT payment)	11/30/2021	6,945	6,868	6,868	11/30/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	2/15/2022	1,655	1,734	1,734	8/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	4/25/2022	1,695	1,756	1,756	10/31/2025
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	8/1/2022	705	721	721	1/31/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 8.75% EOT payment)(2)	10/7/2022	2,526	2,562	2,562	4/30/2026
			6,581	6,773	6,773
Phantom Auto Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)	7/14/2021	1,926	2,210	2,210	7/31/2024
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	5/4/2022	1,500	1,523	1,451	5/31/2025
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	10/19/2023	250	242	231	5/31/2025
			1,750	1,765	1,682
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	918	2/29/2024
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	16	2/29/2024
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	12/22/2023	25	25	9	2/29/2024
			2,489	2,536	943
RenoRun, Inc.(1)(3)(7)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)	12/30/2021	37	32	96	12/31/2025
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	6/15/2022	377	386	407	6/30/2025
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 3.00% EOT payment)(2)	6/15/2022	482	485	513	12/31/2024
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	10/20/2023	244	245	256	10/31/2026
			1,103	1,116	1,176
Vecna Robotics, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 9.00% EOT payment)(2)	12/16/2022	4,500	4,376	4,376	9/30/2026
Total Business Products and Services - 10.94%*			32,730	33,346	31,794

Business/Productivity Software
Construction Finance Corporation	Revolver (Prime + 5.25% interest rate, 13.75% floor, 1.50% EOT payment)(2)	12/29/2023	4,428	4,350	4,350	6/29/2024
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)	5/23/2023	5,200	5,164	5,164	11/30/2026
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.25% floor, 7.25% EOT payment)(2)	8/21/2023	1,600	1,577	1,577	2/28/2027
			6,800	6,741	6,741
Highbeam, Inc.	Revolver (Prime + 4.25% interest rate, 12.00% floor)(2)	2/10/2023	2,688	2,665	2,665	8/10/2024
Idelic Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 9.50% EOT payment)	9/14/2022	4,000	4,080	4,080	3/31/2026
Idelic Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 10.00% floor, 2.50% EOT payment)(2)	11/15/2023	2,800	2,775	2,775	8/31/2026
			6,800	6,855	6,855
Manufactured Networks, Inc.	Revolver (Prime + 5.75% interest rate, 14.25% floor)(2)	9/13/2023	5,000	4,962	4,982	12/13/2024
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.85% cash interest rate + 4.66% PIK, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	1,131	1,144	1,153	3/31/2027
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.75% floor, 6.75% EOT payment	6/16/2023	2,416	2,417	2,417	5/31/2026
Virtual Facility, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 10.50% floor, 8.50% EOT payment)(2)	12/1/2023	1,000	976	976	6/1/2027
Total Business/Productivity Software - 10.37%*			30,263	30,110	30,139

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	3,179	3,125	3,015	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	2,649	2,604	2,513	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 12.00% floor, 5.00% EOT payment)(2)	8/4/2022	1,060	1,042	1,006	2/28/2026
			6,888	6,771	6,534

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	110	110	110	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	300	297	297	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)(2)	5/11/2023	1,000	1,000	1,000	11/30/2025
			1,410	1,407	1,407
Total Computer Hardware - 2.73%*			8,298	8,178	7,941

Consumer Finance
Activehours, Inc.	Revolver (Prime + 4.25% interest rate, 8.50% floor)(2)	12/30/2022	—	—	—	12/30/2025
Total Consumer Finance - 0.00%*			—	—	—

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,038	1,038	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	927	959	959	10/31/2025
			1,927	1,997	1,997
Trueskin GmbH(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 8.25% EOT payment)(2)	1/9/2023	1,077	1,093	1,120	1/31/2026
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)(2)	5/18/2022	372	371	57	11/30/2024
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	6/9/2022	248	251	38	3/31/2025
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	8/5/2022	371	374	57	5/31/2025
			991	996	152
Total Consumer Non-Durables - 1.13%*			3,995	4,086	3,269

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	781	784	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	250	257	258	12/31/2024
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	875	886	890	3/31/2025
			1,875	1,924	1,932
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)(2)	10/13/2022	2,520	2,523	2,825	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,512	1,513	1,694	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)(2)	10/13/2022	1,642	1,644	1,836	4/30/2026
			5,674	5,680	6,355
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	4/14/2022	723	724	401	4/30/2025
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	7/14/2022	268	266	154	7/31/2025
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	11/14/2022	69	67	37	11/30/2025
Dance GmbH(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)(2)	3/15/2023	529	502	262	3/31/2026
			1,589	1,559	854
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	6/27/2022	322	325	108	3/31/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	8/12/2022	107	108	36	5/31/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	12/9/2022	215	213	72	9/30/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 5.25% EOT payment)(2)	3/1/2023	322	318	108	11/30/2025
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 13.25% floor, 5.25% EOT payment)(2)	10/5/2023	11	11	3	10/31/2023
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 5.25% EOT payment)(2)	12/11/2023	18	18	6	12/31/2023
			995	993	333

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Ever/Body, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)	9/7/2021	302	314	313	9/30/2024
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	4,800	4,864	4,809	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)(2)	12/20/2022	2,250	2,277	2,251	6/30/2025
			7,352	7,455	7,373
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	1,250	1,274	1,034	7/31/2025
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	10/21/2022	1,250	1,263	977	10/31/2025
			2,500	2,537	2,011
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	22	23	23	4/30/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	56	58	58	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	369	383	383	5/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	372	369	369	4/30/2026
			819	833	833
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 7.75% EOT payment)	8/12/2021	3,532	3,691	3,605	8/31/2025
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 6.00% EOT payment)(2)	5/26/2022	3,000	3,066	3,004	5/31/2025
			6,532	6,757	6,609
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	1,650	1,757	1,705	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,300	3,491	3,388	12/31/2024
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	5,025	5,300	5,118	2/28/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	5,025	5,297	5,116	2/28/2025
			15,000	15,845	15,327
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,252	1,303	1,290	7/31/2024
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	4,817	4,830	4,741	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/17/2022	1,000	1,005	990	8/31/2026
			7,069	7,138	7,021
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	2,000	2,012	1,968	12/31/2025
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	1,666	577	577	12/31/2026
MA Micro Limited(1)(3)	Convertible Note(2)(9)	12/31/2023	1,666	1,085	1,085	12/31/2028
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	555	474	474	12/31/2028
			3,887	2,136	2,136
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	560	490	461	12/31/2026
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	314	273	275	12/31/2026
			874	763	736
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	588	584	584	6/30/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	203	203	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	172	168	168	2/28/2027
			967	955	955
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	196	3/25/2023
Spinn, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	500	8/31/2024
Total Consumer Products and Services - 18.98%*			58,277	57,763	55,139

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Cultivation
May Acquisitions Limited(1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	3,887	1,221	1,204	10/31/2028
May Acquisitions Limited(1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	15	15	5	10/31/2028
May Acquisitions Limited(1)(3)(7)	Growth Capital Loan (6.00% interest rate)(2)	12/29/2023	349	109	108	10/31/2028
Total Cultivation - 0.45%*			4,251	1,345	1,317

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.50% EOT payment)	9/29/2021	8,750	8,552	8,552	11/30/2027
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,154	10,154	6/30/2027
TFG Holding, Inc.(7)	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	4,433	4,714	4,300	12/31/2023
TFG Holding, Inc.(7)	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	2,955	3,006	2,887	12/31/2024
TFG Holding, Inc.(7)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)	3/31/2022	986	1,000	958	9/30/2025
			8,374	8,720	8,145
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	6,500	6,824	6,824	11/30/2024
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	1,000	1,018	1,018	12/31/2025
			7,500	7,842	7,842
Total E-Commerce - Clothing and Accessories - 11.94%*			34,624	35,268	34,693

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/6/2021	1,669	1,669	1,649	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/21/2021	263	272	269	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	8/10/2021	315	326	322	8/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	10/6/2021	1,458	1,505	1,484	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	11/2/2021	947	975	960	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	11/2/2021	2,540	2,615	2,576	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	12/28/2021	848	870	860	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	12/28/2021	324	332	329	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	12/28/2021	57	58	58	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	1,836	1,877	1,854	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	700	709	699	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	263	267	263	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	1,710	1,705	1,676	3/31/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	3,078	3,057	3,005	4/30/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	184	182	178	6/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	180	173	173	10/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	1,369	1,315	1,315	11/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	104	100	100	12/31/2026
Forum Brands, LLC	Growth Capital Loan(9)	6/16/2021	2,179	2,179	1,573	12/31/2026
			20,024	20,186	19,343
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	1,563	1,649	1,640	6/30/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	732	771	766	6/30/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	1,561	1,636	1,624	8/31/2024
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)(2)	2/17/2023	3,635	3,634	3,575	8/31/2025
			7,491	7,690	7,605
Total E-Commerce - Personal Goods - 9.28%*			27,515	27,876	26,948

Energy
Arcadia Power, Inc.	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)	5/6/2022	5,000	5,098	4,994	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	6/29/2022	5,000	5,034	4,946	12/31/2026
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	2,610	2,729	2,709	12/31/2024
Total Energy - 4.35%*			12,610	12,861	12,649

Entertainment Software
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 6.25% PIK interest rate, 13.75% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	1,002	987	4/30/2025
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	7/28/2023	75	75	73	7/1/2026
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	11/20/2023	50	50	50	7/1/2026
			1,125	1,127	1,110
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/17/2022	2,851	2,880	2,872	5/31/2025
Total Entertainment Software - 1.37%*			3,976	4,007	3,982

Financial Software
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 6.75% floor)	4/6/2022	151	150	150	10/31/2024
Parker Group Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 8.25% EOT payment)	4/6/2022	629	661	661	4/30/2025
			780	811	811
Wisetack, Inc.(1)	Growth Capital Loan (Prime + 4.75% interest rate, 10.25% floor, 6.75% EOT payment)	4/3/2023	5,000	4,960	4,960	10/31/2026
Total Financial Software - 1.99%*			5,780	5,771	5,771

Food Products
AllPlants Ltd(1)(3)	Revolver (Prime + 2.50% interest rate, 9.50% floor, 5.00% EOT payment)(2)	5/24/2021	1,291	1,338	1,213	4/30/2024
AllPlants Ltd(1)(3)	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	7/22/2021	173	185	169	7/31/2025
AllPlants Ltd(1)(3)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 8.00% EOT payment)(2)	9/1/2022	901	925	1,017	8/31/2026
Total Food Products - 0.83%*			2,365	2,448	2,399

Healthcare Services
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	1/18//2023	213	210	210	1/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	5/19/2023	176	174	174	5/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	5/19/2023	177	174	174	5/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	8/16/2023	247	242	242	8/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor)(2)	10/6/2023	187	184	184	10/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	10/6/2023	39	38	38	10/31/2027
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	12/12/2023	147	144	144	12/31/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Petfolk Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.00% EOT payment)(2)	12/12/2023	150	147	147	12/31/2027
			1,336	1,313	1,313
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)(2)	6/22/2023	2,000	1,958	1,958	6/30/2026
OpenLoop Health, Inc.	Revolver (Prime + 1.50% interest rate, 9.25% floor, 3.25% EOT payment)(2)	6/22/2023	2,000	2,002	2,002	6/16/2024
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)(2)	11/20/2023	3,000	2,865	2,865	11/30/2026
			7,000	6,825	6,825
Total Healthcare Services - 2.80%*			8,336	8,138	8,138

Healthcare Technology Systems
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	5,000	5,425	5,343	12/31/2024
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)	7/14/2023	5,000	4,843	4,843	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% PIK interest rate, 11.00% floor, 6.00% EOT payment)(2)	6/12/2023	8,614	8,707	8,707	6/12/2027
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% PIK interest rate, 11.00% floor, 6.00% EOT payment)(2)	6/14/2023	648	637	637	6/12/2027
			9,262	9,344	9,344
Total Healthcare Technology Systems - 6.72%*			19,262	19,612	19,530

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	1/11/2023	3,000	3,003	3,003	1/11/2025
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	9/22/2023	281	279	279	1/11/2025
Total Human Capital Services - 1.13%*			3,281	3,282	3,282

Information Services (B2C)
Tempus Ex Machina, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.25% EOT payment)(2)	5/4/2023	2,000	2,003	2,003	2/28/2027
Tempus Ex Machina, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 11.25% floor, 5.50% EOT payment)(2)	5/4/2023	7,000	6,980	6,980	5/31/2027
Total Information Services (B2C - 3.09%*			9,000	8,983	8,983

Infrastructure
GoEuro Corp.(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	5/27/2020	5,000	5,207	5,257	1/31/2027
GoEuro Corp.(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	5/27/2020	2,500	2,603	2,629	1/31/2027
Total Infrastructure - 2.71%*			7,500	7,810	7,886

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	495	495	12/31/2025
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	3/24/2023	500	491	491	3/31/2026
			1,000	986	986
Sidecar Health, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 8.00% EOT payment)	8/26/2021	8,000	8,343	8,343	2/28/2025
Total Life and Health Insurance - 3.21%*			9,000	9,329	9,329

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 1.50% cash interest rate + 6.50% PIK , 15.50% floor, 8.50% EOT payment)	7/1/2021	2,373	2,482	2,432	7/31/2025
Total Medical Software and Information Services - 0.84%*			2,373	2,482	2,432

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	5,000	4,988	4,988	3/31/2027
Spire Animation Studios, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 6.87% EOT payment)	8/12/2021	782	874	860	2/29/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Spire Animation Studios, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 7.13% EOT payment)	9/30/2021	534	576	568	3/31/2024
			1,316	1,450	1,428
Total Multimedia and Design Software - 2.21%*			6,316	6,438	6,416

Network Management Software
Skyflow, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 9.75% floor, 4.50% EOT payment)	10/2/2023	4,545	4,497	4,497	10/1/2026
Skyflow, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 13.00% floor, 4.50% EOT payment)	10/2/2023	455	450	450	10/1/2026
Total Network Management Software - 1.70%*			5,000	4,947	4,947

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	512	501	9/30/2025
Jerry Services, Inc.	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	500	501	498	6/30/2026
			1,000	1,013	999
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	3,075	3,110	3,110	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	10/5/2022	1,463	1,472	1,472	10/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	5/1/2023	450	446	446	4/30/2026
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 13.75% floor, 5.00% EOT payment)(2)	7/31/2023	500	494	494	7/31/2026
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 14.25% floor, 5.00% EOT payment)(2)	12/20/2023	750	734	734	12/31/2026
			6,238	6,256	6,256
Total Other Financial Services - 2.50%*			7,238	7,269	7,255

Real Estate Services
Common Living Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,659	2,462	9/30/2025
Common Living Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,948	4,584	9/30/2025
			7,242	7,607	7,046
Homelight, Inc.	Growth Capital Loan (17.25% interest rate)(2)	12/30/2022	500	494	490	12/31/2026
Homelight, Inc.	Growth Capital Loan (18.00% interest rate)(2)	5/22/2023	250	246	244	5/31/2027
			750	740	734
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	4,000	4,163	4,016	6/30/2026
Homeward, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	4,000	4,007	3,971	12/31/2024
			8,000	8,170	7,987
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)	5/25/2022	1,000	1,031	1,031	5/31/2025
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)	12/27/2022	1,000	1,007	1,007	12/31/2025
Mynd Management, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.50% floor, 4.00% EOT payment)	6/29/2023	8,000	7,978	7,978	12/31/2025
			10,000	10,016	10,016
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	258	256	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	822	813	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	227	225	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	109	108	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	455	450	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	215	213	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	156	154	12/31/2024

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,409	1,395	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	780	772	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	175	173	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	119	118	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	307	304	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,134	1,119	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	1,012	999	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	221	218	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	202	199	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	101	100	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	150	147	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	362	355	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	565	554	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	5/23/2023	240	238	232	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	5/23/2023	434	430	421	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2023	720	715	699	5/31/2026
			9,978	10,162	10,024
Total Real Estate Services - 12.32%*			35,970	36,695	35,807

Social/Platform Software
Sylva, Inc.	Growth Capital Loan (Prime + 3.25% PIK interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	885	900	896	5/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	962	988	980	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,294	1,329	1,318	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,553	1,595	1,582	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,553	1,595	1,582	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	777	797	791	12/31/2024
Sylva, Inc.	Growth Capital Loan (Prime + 9.00% PIK interest rate, 17.50% floor, 4.00% EOT payment)(2)	12/18/2023	108	109	108	3/1/2024
Total Social/Platform Software - 2.50%*			7,132	7,313	7,257

Total Debt Investments - 129.08%*			$382,144	$383,570	$375,025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$578
Dedrone Holdings, Inc.	Preferred Stock	3/2/2021	71,018	92	197
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	6,747	58	20
Total Aerospace and Defense - 0.30%*				311	871

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,163	10	14
Parsable, Inc.	Preferred Stock(2)	8/29/2023	165,100	61	23
Total Application Software - 0.01%*				71	37

Business Applications Software
Blueboard Inc.	Common Stock	3/11/2021	209,302	42	25
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	101
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	576
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	144
				450	720
Morty, Inc.	Preferred Stock	10/1/2021	88,980	66	4
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	151
Uniphore Technologies, Inc.	Common Stock	12/22/2021	10,000	10	29
Total Business Applications Software - 0.38%*				781	1,093

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	32
Cardless Inc.	Common Stock	11/18/2021	12,903	28	7
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	160
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	10
				125	170
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	32
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	53
Certamen Ventures Inc.	Preferred Stock	12/15/2023	538,703	205	205
				332	290
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	42
Phantom Auto Inc.	Preferred Stock	7/12/2021	141,409	315	205
Phantom Auto Inc.	Preferred Stock	7/12/2021	31,698	35	23
Phantom Auto Inc.	Preferred Stock	7/12/2021	22,188	24	16
				374	244
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	5/4/2022	108,238	26	9
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock	12/16/2022	51,590	308	166
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	27
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	10
				34	37
Total Business Products and Services - 0.40%*				1,553	1,159

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	140
Total Business to Business Marketplace - 0.05%*				156	140

Business/Productivity Software
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	14
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	105,723	40	40

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
				54	54
FireHydrant, Inc.	Preferred Stock	5/23/2023	113,050	115	125
Highbeam, Inc.	Common Stock(2)	2/10/2023	37,361	2	2
Idelic Inc.	Preferred Stock	12/10/2021	30,551	46	11
Idelic Inc.	Preferred Stock(2)	11/15/2023	36,661	13	13
				59	24
Luxury Presence, Inc.	Preferred Stock(2)	9/20/2023	7,734	40	25
Machinify, Inc.	Common Stock(2)	8/25/2023	27,040	36	36
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	41
Manufactured Networks, Inc.	Preferred Stock(2)	9/13/2023	73,666	25	22
				114	63
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	21
OnSiteIQ, Inc.	Common Stock	6/16/2023	102,864	14	64
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
Virtual Facility, Inc.	Preferred Stock(2)	10/3/2023	54,775	16	16
Total Business/Productivity Software - 0.15%*				457	434

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	21
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	40
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	13,940	92	32
Total Computer Hardware - 0.07%*				250	202

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	319
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	40
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	96
				225	455
Cherry Technologies Inc.	Preferred Stock	11/23/2021	77,891	195	432
The Aligned Company	Preferred Stock	10/21/2021	17,564	50	574
The Aligned Company	Preferred Stock	4/1/2022	569	8	6
				58	580
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	108
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.55%*				576	1,605

Consumer Non-Durables
Athletic Greens International, Inc.	Preferred Stock(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock(2)	12/18/2023	24,510	155	155
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Total Consumer Non-Durables - 0.06%*				198	181

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	13,587	10	10
The Black Tux Holdings, Inc.	Preferred Stock	11/5/2021	142,939	139	460
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares(2)	10/7/2022	192	9	4
Dance Gmbh(1)(3)	Preferred Stock(2)	3/31/2022	35	37	8

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Dance Gmbh(1)(3)	Preferred Stock(2)	2/21/2023	45	21	11
				58	19
Elektra Mobility Inc.(11)	Preferred Stock(2)	5/6/2022	—	—	—
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ever/Body, Inc.	Preferred Stock	9/7/2021	281,262	138	45
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	25
Flink SE(1)(3)	Common Stock(2)	4/13/2022	18	23	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	9
Good Eggs, Inc.	Preferred Stock	8/12/2021	83,265	142	12
Hydrow, Inc.	Common Stock	2/9/2021	50,863	70	—
Hydrow, Inc.	Preferred Stock	8/6/2021	22,299	35	—
Hydrow, Inc.	Preferred Stock	8/6/2021	13,936	25	—
				130	—
Immersive Group Gaming LTD(1)	Preferred Stock(2)	7/12/2021	451,039	115	86
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	7/24/2023	14,763	538	81
Lower Holding Company	Preferred Stock	12/28/2022	36,608	47	7
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	9/29/2023	14,709	26	27
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	15,000	—	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	45,000	79	83
				125	110
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock(2)	8/25/2023	31,796	118	118
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	30
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	—
Tempo Interactive Inc.	Preferred Stock	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Total Consumer Products and Services - 0.40%*				1,831	1,158

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee	12/28/2021	—	95	233
Total Database Software - 0.09%*				116	254

E-Commerce - Clothing and Accessories
Dia Styling Co.(11)	Preferred Stock(2)	6/30/2022	—	—	—
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	114
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	194
				411	308
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	143
TFG Holding, Inc.	Common Stock	11/30/2020	70,203	249	—
TFG Holding, Inc.	Common Stock	3/31/2022	9,360	26	—
				275	—
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	305
Total E-Commerce - Clothing and Accessories - 0.26%*				1,101	756

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock	7/6/2021	14,143	149	204
Forum Brands, LLC	Preferred Stock	12/23/2021	12,964	188	192
Forum Brands, LLC	Preferred Stock	10/11/2023	2,829	42	42
				379	438
Merama Inc.	Preferred Stock	4/28/2021	71,728	589	563
Total E-Commerce - Personal Goods - 0.34%*				968	1,001

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	133
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	52
				194	185
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	1,035
Total Energy - 0.42%*				231	1,220

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	—
Encore Music Technologies, Inc.	Preferred Stock(2)	5/16/2023	4,475	1	—
				16	—
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	62
Total Entertainment Software - 0.02%*				76	62

Financial Software
Parker Group Inc.	Common Stock	4/6/2022	2,667	9	9
Wisetack, Inc.(1)	Common Stock	12/21/2022	23,086	84	57
Zolve Innovations Inc.	Preferred Stock	7/28/2022	3,172	9	9
Total Financial Software - 0.03%*				102	75

Food Products
AllPlants Ltd(1)(3)	Ordinary Shares(2)	5/6/2021	4,635	77	39
Total Food Products - 0.01%*				77	39

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	5
Total General Media and Content - 0.00%*				5	5

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	11,186	51	60
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	30
OpenLoop Health, Inc.	Preferred Stock(2)	11/20/2023	16,779	89	89
				165	179
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	96,516	42	42
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	29
Wispr AI, Inc.(11)	Preferred Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 0.16%*				258	467

Healthcare Technology Systems
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	8
K Health, Inc.	Common Stock	7/14/2023	61,224	187	187
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56,109	228	228
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.21%*				827	618

Household Products
Grove Collaborative, Inc.	Preferred Stock(2)	5/27/2020	33,038	72	—
Total Household Products - 0.00%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	713

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	18
				109	731
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.38%*				307	1,098

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Tempus Ex Machina, Inc.	Preferred Stock(2)	5/1/2023	53,879	38	38
Total Information Services (B2C) - 0.06%*				192	173

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock	5/27/2020	2,775	90	93
GoEuro Corp.(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	105
GoEuro Corp.(1)(3)	Preferred Stock(2)	9/29/2023	3,902	167	167
Total Infrastructure - 0.13%*				322	365

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	28
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock	8/26/2021	32,620	34	7
Total Life and Health Insurance - 0.05%*				120	142

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock(2)	2/28/2023	175,000	44	2
Total Medical Software and Information Services - 0.00%*				92	2

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	90
Spire Animation Studios, Inc.	Preferred Stock	5/12/2021	21,084	80	—
Spire Animation Studios, Inc.	Preferred Stock	9/30/2021	27,559	105	—
				185	—
Total Multimedia and Design Software - 0.03%*				262	90

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock	6/26/2023	19,441	31	6
Total Network Management Software - 0.06%*				211	186

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock	5/16/2023	35,857	361	343
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	2,235	8	5
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	128
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	28
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	3
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	6
				71	37
Total Other Financial Services - 0.18%*				613	513

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	1,124
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	2,446	8	1
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	18

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Mynd Management, Inc.	Preferred Stock	5/27/2020	43,472	83	113
Mynd Management, Inc.	Preferred Stock	5/25/2022	1,544	1	1
Mynd Management, Inc.	Preferred Stock	6/29/2023	16,471	11	11
				95	125
Side, Inc.	Preferred Stock	7/29/2020	71,501	57	583
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	287
Total Real Estate Services - 0.75%*				954	2,192

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	113
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	113
				60	226
Total Social/Platform Software - 0.09%*				103	251

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	14,621	—	—
Appex Group, Inc.(11)	Preferred Stock(2)	4/14/2022	—	—	—
				—	—
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	223
Total Software Development Applications - 0.08%*				65	223

Total Warrant Investments - 5.82%*				$13,419	$16,915

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	111
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	272	264
Tide Holdings Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	481
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.34%*				1,100	1,000

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	112
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	6
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	64
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	25
				595	95
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.19%*				1,150	556

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	217
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	157
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	366
Total Business to Business Marketplace - 0.25%*				950	740

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	151
Total Consumer Finance - 0.05%*				100	151

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	95
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	5
				100	100
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	141
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	55
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	42,642	166	6
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	22,881	165	6
				331	12
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,688	375	328
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,575	75	95
				450	423
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	250
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 0.45%*				1,793	1,313

Cultivation
May Acquisitions Limited(1)(3)	Preferred Stock(2)	12/29/2023	8,750	—	—
Total Cultivation - 0.00%*				—	—

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	31
Merama Inc.	Preferred Stock(2)	4/19/2021	5,433	31	57
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	80
Merama Inc.	Preferred Stock(2)	9/1/2021	3,862	62	60
				106	197

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total E-Commerce - Personal Goods - 0.08%*				196	228

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.10%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	174
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	941
Total Energy - 0.38%*				867	1,115

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	150
Total Financial Services - 0.05%*				150	150

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.03%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	285
Total Healthcare Services - 0.16%*				720	473

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.05%*				150	150

Infrastructure
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	133
GoEuro Corp.(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	103
Total Infrastructure - 0.08%*				161	236

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.03%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	66
Total Multimedia and Design Software - 0.02%*				58	66

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	6
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	817
Total Other Financial Services - 0.28%*				698	823

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	252
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	122
Total Real Estate Services - 0.14%*				592	417

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	303
Total Software Development Applications - 0.10%*				250	303

Total Equity Investments - 2.84%*				$9,444	$8,255

Total Investments in Portfolio Companies - 137.74%*(4)				$406,433	$400,195

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM	$45,013	$45,013
Total Cash Equivalents - 15.49%*			$45,013	$45,013

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Loss
British Pound Sterling (GBP)	2/1/2024	Zions Bancorporation, N.A.	£6,000	Sold	$7,300	$(345)
Euro (EUR)	2/1/2024	Zions Bancorporation, N.A.	€2,000	Sold	$2,127	$(82)
Euro (EUR)	3/28/2024	Zions Bancorporation, N.A.	€1,000	Sold	$1,104	$(3)
Total Foreign Currency Forward Contracts - (0.15)%*					$10,531	$(430)

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

*    Value as a percentage of net assets.

Notes applicable to the investments presented in the foregoing consolidated schedules of investments:
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

•For each debt investment tied to the Prime rate (“Prime”) as of December 31, 2024 and December 31, 2023, Prime was 7.50% and 8.50%, respectively. As of December 31, 2024, approximately 82.5%, or $278.4 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2023, approximately 79.7%, or $304.5 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.
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
December 31, 2024
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
The Company’s investment objective is to maximize its total return to stockholders primarily in the form of current income from secured loans and, to a lesser extent, through capital gains from equity “kickers” in the form of warrants and direct equity investments to venture capital-backed companies. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TriplePoint Capital LLC (“TPC”). The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser (the “Advisory Agreement”), the Company pays the Adviser a base management fee and an incentive fee for its investment management services. The Company has also entered into an administration agreement (the “Administration Agreement”) with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, pursuant to which the Administrator provides or arranges for the provision of all administrative services necessary for the Company to operate.
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

The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable the determination of fair value requires more judgment. The Company’s valuation methodology is approved by the Board and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, management with oversight from the Board, may refine the valuation methodologies to best reflect the fair value of the Company’s investments appropriately.
Derivative Instruments
The Company's derivative instruments include foreign currency forward contracts. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated statement of assets and liabilities. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized gains/(losses) on investments in the Consolidated Statements of Operations. Realized gains and losses of the derivative instruments are included in net realized gains/(losses) on investments in the Consolidated Statements of Operations.
Investment Classification
The accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliate Investments” that are not otherwise “Control Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024 and December 31, 2023, the Company had no “Control Investments” or “Affiliate Investments.”
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
Non-accrual Loans
A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are probable to remain current. As of December 31, 2024, the Company had investments in ten portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $28.4 million and $16.5 million, respectively. As of December 31, 2023, the Company had investments in eleven portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $19.9 million and $15.1 million, respectively.
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
Dividends and Distributions
Distributions to common stockholders are recorded on the record date. The Board determines the amount of distributions to be paid based on a variety of factors including estimates of future earnings. Net realized capital gains, if any, are intended to be distributed at least annually. The Company will calculate both its current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constitutes a return of capital to the Company’s stockholders and while such distributions are not taxable, they may result in higher capital gains (or reduced capital losses) when the shares are eventually sold.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company has adopted this standard. Refer to Note 13 for more details.
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrual are included in the Company’s consolidated financial statements and summarized in the following table:

	For the Year Ended December 31,
Base Management and Incentive Fees (in thousands)	2024	2023	2022
Base management fee	$6,207	$5,560	$4,862
Income incentive fee	$—	$—	$6,066
Capital gains incentive fee	$—	$—	$(1,433)
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
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $2.2 million, $2.0 million and $1.8 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of December 31, 2024 and December 31, 2023. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	December 31, 2024
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$318,838	$318,838
Warrant investments	—	—	24,111	24,111
Equity investments	—	—	16,948	16,948
Total portfolio company investments	$—	$—	$359,897	$359,897
Derivative instruments(1)	—	423	—	423
Total investments, including derivative instruments	$—	$423	$359,897	$360,320

Investment Type (in thousands)	December 31, 2023
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$375,025	$375,025
Warrant investments	—	—	16,915	16,915
Equity investments	—	—	8,255	8,255
Total portfolio company investments	$—	$—	$400,195	$400,195
Derivative instruments(1)	—	(430)	—	(430)
Total investments, including derivative instruments	$—	$(430)	$400,195	$399,765
___________
(1)Derivative instruments are carried at fair value and a level 2 security within the Company’s fair value hierarchy.
The following tables show information about Level 3 portfolio company investments measured at fair value for the years ended December 31, 2024 and December 31, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2024
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2023	$375,025	$16,915	$8,255	$400,195
Funding and purchases of investments, at cost	125,804	2,855	3,819	132,478
Principal payments and sale proceeds received from investments	(157,579)	(1,135)	—	(158,714)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,160	—	—	3,160
Net realized losses on investments	(14,231)	(268)	(50)	(14,549)
Net change in unrealized gains/(losses) included in earnings	(12,052)	5,770	109	(6,173)
Payment-in-kind coupon	3,499	—	—	3,499
Transfers between investments	(4,788)	(26)	4,815	1
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of December 31, 2024	$318,838	$24,111	$16,948	$359,897

Net change in unrealized gains/(losses) on Level 3 investments held as of December 31, 2024	$(14,449)	$5,409	$109	$(8,931)
___________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the year ended December 31, 2024.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2023
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2022	$413,558	$18,445	$9,366	$441,369
Funding and purchases of investments, at cost	101,897	2,666	779	105,342
Principal payments and sale proceeds received from investments	(107,096)	—	—	(107,096)
Amortization and accretion of premiums and discounts, net and end-of term payments	4,717	—	—	4,717
Net realized losses on investments	(41,765)	(3,157)	(668)	(45,590)
Net change in unrealized losses included in earnings	2,353	(1,039)	(1,222)	92
Payment-in-kind coupon	1,361	—	—	1,361
Transfers between investments	—	—	—	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of December 31, 2023	$375,025	$16,915	$8,255	$400,195

Net change in unrealized losses on Level 3 investments held as of December 31, 2023	$(6,017)	$(2,764)	$(1,764)	$(10,545)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the year ended December 31, 2023.

Realized gains and losses are included in “net realized losses on investments” in the consolidated statements of operations.
For the year ended December 31, 2024, the Company recognized net realized losses of $14.8 million, primarily due to the write-off of investments in certain portfolio companies and foreign currency adjustments.
For the year ended December 31, 2023, the Company recognized net realized losses of $43.5 million, primarily due to the write-off of investments in certain portfolio companies and foreign currency adjustments.
Unrealized gains and losses are included in “net change in unrealized losses on investments” in the consolidated statements of operations.
Net change in unrealized losses during the year ended December 31, 2024 was $5.3 million, resulting primarily from mark-to-market adjustments and foreign currency adjustments, net of reversals of previously recognized unrealized losses on investments exited during the year.
Net change in unrealized losses during the year ended December 31, 2023 was $0.2 million, resulting primarily from mark-to-market adjustments and foreign currency adjustments, net of reversals of previously recognized unrealized losses on investments exited during the year.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of December 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$311,488	Discounted Cash Flows	Discount Rate	10.12% - 37.73%	18.04%
	7,350	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	25.00% - 100.00%	78.37%
Warrant investments	24,111	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	3.80x
			Volatility	35.00% - 90.00%	65.44%
			Term	0.50 - 5.50 Years	3.40 years
			Risk Free Rate	0.17% - 4.87%	3.64%
Equity investments	16,948	Black Scholes Option Pricing Model	Volatility	50.00% - 90.00%	56.78%
			Term	1.75 - 4 Years	3.08 years
			Risk Free Rate	0.46% - 4.86%	3.35%
			Revenue Multiples	0.70x - 11.00x	2.34x
Total portfolio company investments	$359,897

Level 3 Investments (dollars in thousands)	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$366,489	Discounted Cash Flows	Discount Rate	11.71% - 44.09%	19.76%
	8,536	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	30.00% - 100.00%	72.26%
Warrant investments	16,915	Black Scholes Option Pricing Model	Revenue Multiples	0.18x - 56.90x	6.91x
			Volatility	45.00% - 90.00%	65.07%
			Term	0.50 - 5.50 Years	3.47 years
			Risk Free Rate	0.17% - 5.03%	2.93%
Equity investments	8,255	Black Scholes Option Pricing Model	Volatility	50.00% - 85.00%	59.60%
			Term	1.75 - 4.00 Years	3.28 years
			Risk Free Rate	0.46% - 4.86%	3.04%
			Revenue Multiples	1.09x - 14.00x	4.94x
Total portfolio company investments	$400,195
    Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The notional amounts as of December 31, 2024 and December 31, 2023, as shown in the Consolidated Schedule of Investments, are representative of the average volume throughout the year ended December 31, 2024 and the year ended December 31, 2023. The following table shows a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of December 31, 2024 and December 31, 2023:

		Fair Value as of
Derivative Instrument	Statement Location	December 31, 2024	December 31, 2023
Foreign currency forward contracts	Prepaid expenses and other assets	$423	$—
Foreign currency forward contracts	Other accrued expenses and liabilities		(430)
Total		$423	$(430)
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the years ended December 31, 2024, 2023 and 2022 are in the following locations in the Consolidated Statements of Operations:

		For the Year Ended December 31,
Derivative Instrument	Statement Location	2024	2023	2022
Foreign currency forward contracts	Net realized gains (losses) on investments	$(573)	$226	$—
Foreign currency forward contracts	Net change in unrealized gains (losses) on investments	854	(430)	—
Total		$281	$(204)	$—
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$423	$—	$—	$—	$423
Total	$423	$—	$—	$—	$423
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

	As of December 31, 2023
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$(430)	$—	$—	$—	$(430)
Total	$(430)	$—	$—	$—	$(430)
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of December 31, 2024 and December 31, 2023:

Liability (in thousands)	December 31, 2024			December 31, 2023
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	88,000	$162,000	$250,000	$87,500	$162,500
2027 Notes	75,000	75,000	—	75,000	75,000	—
Total	$325,000	$163,000	$162,000	$325,000	$162,500	$162,500
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

	For the Year Ended December 31,
Interest Expense and Amortization of Fees (in thousands)	2024	2023	2022
Revolving Credit Facility
Interest cost	$9,895	$9,759	$5,369
Unused fee	848	264	1,071
Amortization of costs and other fees	999	918	840
Revolving Credit Facility Total	$11,742	$10,941	$7,280

2027 Notes
Interest cost	$4,395	$4,395	$3,223
Amortization of costs and other fees	185	173	119
2027 Notes Total	$4,580	$4,568	$3,342

Total interest expense and amortization of fees	$16,322	$15,509	$10,622
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. As of December 31, 2024, commitments available total $250.0 million from four lenders—DBNY, MUFG, KeyBank National Association (“KeyBank”) and Axos Bank—subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
The revolving period under the Credit Facility is scheduled to expire on July 15, 2025, subject to an extension with the consent of the lenders and early termination if an event of default occurs or other adverse events, specified in the Receivables Financing Agreement, occur. The scheduled maturity date for the Credit Facility is January 15, 2027, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50%, and are subject to certain minimum principal utilization amounts during the revolving period. As of December 31, 2024, the applicable margin is equal to 3.25% during the revolving period and increases to 4.25% during the amortization period.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act. As of December 31, 2024 and December 31, 2023, the Company was in compliance with the covenants under the Credit Facility.
As of December 31, 2024 and December 31, 2023, the Company had outstanding borrowings under the Credit Facility of $88.0 million and $87.5 million, respectively, excluding deferred credit facility costs of $2.0 million and $3.0 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the year ended December 31, 2024, the Company had average outstanding borrowings under the Credit Facility of $83.3 million at a weighted average interest rate of 8.4%. During the year ended December 31, 2023, the Company had average outstanding borrowings under the Credit Facility of $103.8 million at a weighted average interest rate of 8.3%. As of December 31, 2024 and December 31, 2023, $260.8 million and $255.0 million of the Company’s assets were pledged for borrowings under the Credit Facility, respectively.
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
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and minimum stockholders’ equity requirement of $142.8 million, as adjusted upward by an amount equal to 65% of the net proceeds from the issuance of shares of the Company’s common stock subsequent to December 31, 2021. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava.
As of December 31, 2024 and December 31, 2023, the Company was in compliance with the covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.5 million of deferred issuance cost as of December 31, 2024, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of December 31, 2024 and December 31, 2023, the fair value of the 2027 Notes was $72.3 million and $71.3 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of December 31, 2024 and December 31, 2023:

Liability (in thousands)	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$88,000	$88,000	$—	$—	$87,500	$87,500
2027 Notes	—	—	72,277	72,277	—	—	71,333	71,333
Total	$—	$—	$160,277	$160,277	$—	$—	$158,833	$158,833
Note 7. Commitments and Contingencies
Commitments
As of December 31, 2024, the Company’s unfunded commitments totaled $67.1 million to 22 portfolio companies, of which none were dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them. As of December 31, 2023, the Company’s unfunded commitments totaled $72.2 million to 25 portfolio companies, of which $6.3 million was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Activehours, Inc.	$10,000	$41	$10,000	$—
Etched.ai, Inc.	10,000	350	—	—
Karat Financial Technologies, Inc.	6,719	84	6,719	84
Luxury Presence, Inc.	5,500	47	6,000	65
Cresta Intelligence, Inc.	5,000	16	—	—
Muon Space, Inc.	5,000	78	—	—
Thoughtful Automation, Inc.	4,061	39	—	—
Hermeus Corporation	3,212	36
Haven Energy Inc.	2,700	67
Ao1 Holdings, Inc.	2,280	34
Panorama Education, Inc.	2,140	2	—	—
Join Digital, Inc.	2,100	41	—	—
Ocrolus Inc.	1,714	22	—	—
Planet A Foods GmbH	1,198	24	—	—
Overtime Sports, Inc.	1,143	8	1,143	8
Hover Inc.	1,000	14	—	—
Quantum Circuits, Inc.	1,000	10	—	—
Mirelo AI GmbH	862	17	—	—
Workmate Labs, Inc.	500	2	—	—
Worldwide Freight Logistics Ltd.	351	4	345	10
Hydrow Inc.	324	—	—	—
Flashparking, Inc.	250	1	—	—
Ephemeral Solutions, Inc.	—	1	—	—
Encore Music Technologies, Inc.	—	2	—	1
Perry Health, Inc.	—	—	8,000	97
Ever/Body Inc.	—	—	6,200	102
Prose Beauty, Inc.	—	—	6,000	215
Machinify, Inc.	—	—	5,000	58
Placemakr, Inc.	—	—	5,000	168
JOKR	—	—	3,748	238
Parsable, Inc.	—	—	2,667	37
Firemaps, Inc.	—	—	2,000	43
FireHydrant, Inc.	—	—	1,200	29
Idelic, Inc.	—	—	1,200	7
McN Investments Ltd.	—	—	1,000	5
Pair Eyewear, Inc.	—	—	1,000	10
Substack, Inc.	—	—	1,000	13
Tempus Ex Machina, Inc.	—	—	1,000	—
Virtual Facility, Inc.	—	—	1,000	—
Highbeam, Inc.	—	—	813	10
Construction Finance Corporation	—	—	575	10
OnSiteIQ, Inc.	—	—	334	5
Forum Brands, LLC	—	—	147	5
Allplants LTD	—	—	102	4
Total	$67,054	$940	$72,193	$1,224
_______________
(1)As of December 31, 2024 and December 31, 2023, the Company did not have any backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
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

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
Commitments Activity (in thousands)	2024	2023	2022
Unfunded commitments at beginning of period(1)	$72,193	$142,102	$332,993
New commitments(1)	158,640	126,743	143,937
Fundings	(129,147)	(93,385)	(251,844)
Expirations / Terminations	(34,831)	(103,414)	(83,248)
Foreign currency adjustments	199	147	264
Unfunded commitments and backlog of potential future commitments at end of period	$67,054	$72,193	$142,102
Backlog of potential future commitments	—	—	(5,000)
Unfunded commitments at end of period	$67,054	$72,193	$137,102
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of December 31, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	December 31, 2024	December 31, 2023
Dependent on milestones	$—	$6,300
Expiring during:
2024	$—	$64,331
2025	55,989	7,862
2026	11,065	—
Unfunded commitments	$67,054	$72,193
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of December 31, 2024 and December 31, 2023, there was no backlog of future commitments.
Note 8. Financial Highlights
The following table shows the financial highlights for the years ended December 31, 2024, 2023, 2022 and 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020:

	For the Year Ended December 31,
Financial Highlights (in thousands, except share and per share data)	2024	2023	2022	2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Per Share Data(1)
Net asset value at beginning of period	$12.24	$14.00	$15.67	$15.08	$15.00
Changes in net asset value due to:
Net investment income	1.52	2.24	2.12	1.29	0.56
Net realized gains/(losses) on investments	(0.63)	(2.13)	(1.57)	0.07	0.20
Net change in unrealized gains/(losses) on investments	(0.22)	0.03	(0.59)	0.54	0.21
Preferred stock distributions from distributable earnings	—	—	—	(0.01)	(0.01)
Common stock distributions from distributable earnings	(1.80)	(1.90)	(1.63)	(1.30)	(0.59)
Organizational costs	—	—	—	—	(0.01)
Offering costs	—	—	—	—	(0.28)
Net asset value at end of period	$11.11	$12.24	$14.00	$15.67	$15.08

	For the Year Ended December 31,
Financial Highlights (in thousands, except share and per share data)	2024	2023	2022	2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020

Net investment income per common share	$1.52	$2.24	$2.12	$1.29	$0.56
Net increase (decrease) in net assets resulting from operations per common share	$0.67	$0.11	$(0.16)	$1.92	$0.97
Weighted average shares of common stock outstanding for period	23,689,363	20,473,778	17,837,694	8,756,340	7,001,667
Shares of common stock outstanding at end of period	23,689,363	23,689,363	20,297,200	13,991,836	7,001,667

Ratios / Supplemental Data(2)
Net asset value at end of period	$263,782	$290,542	$284,635	$219,762	$106,141
Average net asset value	$285,313	$282,454	$283,572	$136,991	$105,382
Total return based on net asset value per share(3)	5.5%	1.0%	(0.3)%	12.5%	4.5%
Net investment income to average net asset value(4)(5)	12.6%	16.3%	13.4%	8.3%	6.4%
Net increase (decrease) in net assets to average net asset value(4)(5)	5.6%	0.8%	(1.0)%	12.3%	10.8%
Ratio of expenses to average net asset value(4)(5)	9.6%	9.4%	8.4%	11.0%	8.4%
Operating expenses excluding incentive fees to average net asset value(4)(5)	9.6%	9.4%	6.7%	8.3%	8.4%
Income incentive fees to average net asset value(4)(5)	—%	—%	2.1%	1.7%	—%
Capital gains incentive fees to average net asset value(4)(5)	—%	—%	(0.5)%	1.0%	—%
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
The following table shows the weighted average portfolio yield on debt investments for the years ended December 31, 2024, 2023, 2022, 2021 and for the period from May 27, 2020 (commencement of operations) to December 31, 2020:

	For the Year Ended December 31,
Ratios (Percentages, on an annualized basis)(1)	2024	2023	2022	2021	For the Period from May 27, 2020 (Commencement of Operations) to December 31, 2020
Weighted average portfolio yield on debt investments(2)	16.7%	15.4%	16.0%	15.2%	15.9%
Coupon income	12.5%	11.6%	10.9%	10.4%	10.2%
Accretion of discount	1.2%	1.1%	1.2%	1.1%	0.4%
Accretion of end-of-term payments	1.8%	1.7%	2.0%	2.6%	3.0%
Impact of prepayments during the period	1.2%	1.0%	1.9%	1.1%	2.3%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
Basic and Diluted Information (in thousands, except share and per share data)	2024	2023	2022
Net investment income	$36,088	$45,974	$37,874
Net increase (decrease) in net assets resulting from operations	$15,944	$2,234	$(2,830)
Weighted average shares of common stock outstanding	23,689,363	20,473,778	17,837,694
Net investment income per share of common stock	$1.52	$2.24	$2.12
Net increase (decrease) in net assets resulting from operations per share of common stock	$0.67	$0.11	$(0.16)
Note 10.    Equity
For the year ended December 31, 2024, the Company did not issue any shares of common stock through the Company’s private placement offerings. The Company had 23,689,363 shares of common stock outstanding as of December 31, 2024. As of December 31, 2024, the Company had received capital commitments totaling $386.8 million, of which $354.7 million had been funded, with the Company’s stockholders released from funding obligations for any remaining undrawn capital commitments effective upon the expiration of the Company’s investment period in December 2023, subject to limited exceptions set forth in the stockholders’ Subscription Agreements with the Company.
For the year ended December 31, 2023, the Company issued 3,392,163 shares of common stock at a weighted average price of $12.47 per share through its private placement offerings resulting in gross proceeds to the Company of $42.3 million. The Company had 23,689,363 shares of common stock outstanding as of December 31, 2023.
For the year ended December 31, 2022, the Company issued 6,305,364 shares of common stock at a weighted average price of $15.41 per share through its private placement offerings resulting in gross proceeds to the Company of $97.5 million. The Company had 20,297,200 shares of common stock outstanding as of December 31, 2022.
On May 27, 2020, the Company sold 525 shares of the Company’s Series A preferred stock at a price of $1,000 per share, resulting in gross proceeds to the Company of $525,000. The Company’s Series A preferred stock is senior to all other classes and series of common stock and will rank on parity with any other class or series of preferred stock, whether such class or series is created in the future. The Company’s Series A preferred stock is subject to redemption at any time by notice of such redemption on a date selected by the Company. Shares of preferred stock are entitled to a liquidation preference of $1,000.00 per share (the “Liquidation Value”), plus any accrued but unpaid dividends and any applicable redemption premium. Dividends on each share of Series A preferred stock are payable semiannually on June 30 and December 31 of each year and accrue at a rate of 12.0% per annum on the Liquidation Value thereof plus all accumulated and unpaid dividends thereon. Holders of the shares of Series A preferred stock will not participate in any appreciation in the value of the Company. The Company had 525 shares of preferred stock outstanding as of each of December 31, 2024, December 31, 2023 and December 31, 2022.
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
For the tax years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company was subject to a 4% U.S. federal excise tax, and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with U.S. income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $0.3 million, $0.6 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
April 25, 2024	April 29, 2024	May 17, 2024	0.47
August 1, 2024	August 5, 2024	August 23, 2024	0.41
October 31, 2024	November 1, 2024	November 15, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.10	(2)
		Total cash distributions	$7.22
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the years ended December 31, 2024, December 31, 2023 or December 31, 2022. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
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
It is the Company’s intention to distribute 100% of its annual taxable income to its shareholders and thus, no provision for income tax has been recorded in the Company’s consolidated statement of operations for the years ended December 31, 2024, December 31, 2023 or December 31, 2022.

In addition, for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to non-deductible excise taxes and organizational costs that were reclassified between the following components of net assets:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Paid-in capital in excess of par value	$(271)	$(600)	$(240)
Undistributed net investment income	$271	$600	$240
For income tax purposes, distributions paid to common shareholders are reported as ordinary income, return of capital, long term capital gains, or a combination thereof. During the year ended December 31, 2024, the Company distributed $42.6 million through four regular quarterly distributions and one special dividend to common shareholders. During the year ended December 31, 2023, the Company distributed $38.6 million through four regular quarterly distributions and one special dividend to common shareholders. During the year ended December 31, 2022, the Company distributed $29.7 million through four regular quarterly distributions and one special dividend to common shareholders. The tax character of distributions paid for the year ended December 31, 2024 was $42.6 million from ordinary income. The tax character of distributions paid for the year ended December 31, 2023 was $38.6 million from ordinary income. The tax character of distributions paid for the year ended December 31, 2022 was $29.3 million from ordinary income, $0.3 million from long term capital gains and $0.1 million from short term capital gains. The Company expects to distribute $9.2 million of undistributed taxable income in 2025 to meet its intention of distributing all of its taxable income earned in the calendar year 2024. The tax cost of investments were $372.8 million and $407.6 million as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 the Company had $84.5 million of capital loss carryforwards available to offset future realized capital gains.
As of December 31, 2024 and December 31, 2023, the components of distributable earnings on a tax basis are as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Undistributed ordinary income	$9,208	$15,420	$6,921
Undistributed capital gain/(loss) carryforward	(84,541)	(70,069)	(26,451)
Unrealized gains (losses)	(12,888)	(7,083)	(6,408)
Total	$(88,221)	$(61,732)	$(25,938)
As of December 31, 2024 and December 31, 2023, the Company had $0.3 million and $0.6 million of accrued but unpaid U.S. federal excise tax, respectively.
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
Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2020 to 2023 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The Company may remain subject to examination by the state taxing authorities for an additional year depending on the jurisdiction.
Note 13. Operating Segments
The Chief Executive Officer and Chief Financial Officer, collectively, act as the Company’s chief operating decision maker (“CODM”) and are responsible for assessing performance and allocating resources with respect to the Company. The CODM has concluded that the Company operates as a single operating segment based on the fact that the Company has a single investment strategy as disclosed in its SEC filings, against which the CODM assesses the performance. The financial information provided to and reviewed by the CODM include consolidated net investment income and consolidated net increase/decrease in net assets. As the Company operates as a single segment, the measure of segment profit and segment assets is presented within the Company’s consolidated financial statements.
Note 14. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2024.

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
Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2024 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
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
In addition, we have adopted Insider Trading Policies and Procedures (the “Insider Trading Policy”), which, among other things, govern the purchase, sale, and/or other disposition of the Company’s securities by the Company’s directors and officers, and which the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

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

10.7	Form of Receivables Sale and Contribution Agreement, dated as of July 15, 2020, between TriplePoint Private Venture Credit Inc., as seller, and TPVC Funding Company LLC, as purchaser(12)

10.8	Form of Pledge Agreement, dated as of July 15, 2020, by TriplePoint Private Venture Credit Inc. and TPVC Funding Company LLC in favor of Deutsche Bank AG, New York Branch, as facility agent(13)

10.9	Form of Omnibus Amendment to the Transaction Documents, dated as of June 7, 2022(14)

10.10	Master Note Purchase Agreement, dated as of April 6, 2022, by and among the TriplePoint Private Venture Credit Inc. and the Purchasers party thereto(15)

10.11	Form of Custody Agreement, dated as of January 30, 2023, between TriplePoint Private Venture Credit Inc. and KeyBank National Association(16)

10.12	Confirmation Agreement, dated as of March 22, 2023, to the Master Note Purchase Agreement dated April 6, 2022(17)

10.13	Third Amendment to Receivables Financing Agreement, dated as of May 31, 2023(18)

19.1	Insider Trading Policies and Procedures(*)

21.1	List of Subsidiaries(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(**)

99.1	Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Stockholder(s)(19)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(13)Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-56116) filed on July 17, 2020.
(14)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on June 10, 2022.
(15)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on April 6, 2022.
(16)Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 814-01327) filed on March 8, 2023.
(17)Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01327) filed on May 4, 2023.
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

TriplePoint Private Venture Credit Inc.
Date: March 11, 2025	By:	/s/ JAMES P. LABE
James P. Labe
Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	James P. Labe		March 11, 2025

By:	/s/ MIKE L. WILHELMS	Chief Financial Officer (Principal Financial and Accounting Officer)
	Mike L. Wilhelms		March 11, 2025

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President, Secretary, Treasurer and Director
	Sajal K. Srivastava		March 11, 2025

By:	/s/ GILBERT E. AHYE	Director
	Gilbert E. Ahye		March 11, 2025

By:	/s/ STEPHEN A. CASSANI	Director
	Stephen A. Cassani		March 11, 2025

By:	/s/ CYNTHIA M. FORNELLI	Director
	Cynthia M. Fornelli		March 11, 2025