Form 10-Q
period 2025-03-31
TriplePoint Private Venture Credit Inc.
filed 2025-05-15
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of May 15, 2025, the registrant had 23,689,363 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments at fair value (amortized cost of $369,526 and $372,310, respectively)	$346,824	$359,897
Cash and cash equivalents	70,317	41,222
Restricted cash	1,706	28,580
Deferred credit facility costs	1,777	2,019
Prepaid expenses and other assets	5,724	2,979
Total assets	$426,348	$434,697

Liabilities
Revolving Credit Facility	$88,000	$88,000
2027 Notes, net	74,584	74,536
Base management fee payable	1,531	1,560
Other accrued expenses and liabilities	7,440	6,819
Total liabilities	$171,555	$170,915
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	237	237
Paid-in capital in excess of par value	351,766	351,766
Total distributable loss	(97,210)	(88,221)
Total net assets	$254,793	$263,782
Total liabilities and net assets	$426,348	$434,697

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	23,689,363	23,689,363
Net asset value per common share	$10.73	$11.11

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2025	2024
Investment income
Interest income from investments	$11,006	$15,149
Payment-in-kind interest income	820	885
Other income
Expirations/terminations of unfunded commitments	92	150
Other fees	42	149
Total investment and other income	11,960	16,333

Operating expenses
Base management fee	1,531	1,548
Interest expense and amortization of fees	4,120	3,680
Administration agreement expenses	552	581
General and administrative expenses	551	888
Total operating expenses	6,754	6,697

Net investment income	5,206	9,636

Net realized and unrealized losses
Net realized losses on investments	(3,120)	(3,631)
Net change in unrealized losses on investments	(11,060)	(2,226)
Net realized and unrealized losses	(14,180)	(5,857)

Net increase (decrease) in net assets resulting from operations	$(8,974)	$3,779

Net investment income per common share	$0.22	$0.41
Net increase (decrease) in net assets per common share	$(0.38)	$0.16
Weighted average shares of common stock outstanding	23,689,363	23,689,363

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

				Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
Common stock		Preferred stock
Shares	Par value	Shares	Par value

Balance at December 31, 2023	23,689,363	$237	525	$—	$352,037	$(61,732)	$290,542
Common stock distributions from distributable earnings	—	—	—	—	—	—	—
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	3,779	3,779
Balance at March 31, 2024	23,689,363	$237	525	$—	$352,037	$(57,968)	$294,306

Balance at December 31, 2024	23,689,363	$237	525	$—	$351,766	$(88,221)	$263,782
Common stock distributions from distributable earnings	—	—	—	—	—	—	—
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net decrease in net assets resulting from operations	—	—	—	—	—	(8,974)	(8,974)
Balance at March 31, 2025	23,689,363	$237	525	$—	$351,766	$(97,210)	$254,793

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(8,974)	$3,779
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by / (used in) operating activities:
Fundings and purchases of investments	(18,148)	(28,864)
Principal payments and proceeds from investments	19,732	22,323
Payment-in-kind interest on investments	(820)	(885)
Net change in unrealized losses on investments	11,060	2,226
Net realized losses on investments	3,120	3,631
Amortization and accretion of premiums and discounts, net	(1,115)	(1,070)
Amortization of debt fees and issuance costs	290	288
Change in operating assets and liabilities:
Prepaid expenses and other assets	(3,167)	(257)
Base management fee payable	(29)	77
Other accrued expenses and liabilities	272	(6,760)
Net cash provided by / (used in) operating activities	2,221	(5,512)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	—	10,000
Repayments under revolving credit facility	—	(10,000)
Net cash provided by / (used in) financing activities	—	—
Net change in cash, cash equivalents and restricted cash	2,221	(5,512)
Cash, cash equivalents and restricted cash at beginning of period	69,802	60,845
Cash, cash equivalents and restricted cash at end of period	$72,023	$55,333

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$70,317	$47,218
Restricted cash	1,706	8,115
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$72,023	$55,333

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,066	$2,272
Excise taxes paid	$323	$572

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	10/30/2024	$2,652	$2,650	$2,650	4/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	12/13/2024	1,135	1,131	1,131	6/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	3/18/2025	941	931	931	9/1/2028
			4,728	4,712	4,712
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	11/21/2023	909	911	911	11/30/2027
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	932	932	932	12/31/2027
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	932	932	932	12/31/2027
			2,773	2,775	2,775
Total Aerospace and Defense - 2.94%*			7,501	7,487	7,487

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	5/17/2022	667	664	665	5/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	7/21/2022	700	694	697	7/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	9/30/2022	460	454	457	9/30/2025
Total Application Software - 0.71%*			1,827	1,812	1,819

Business Applications Software
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% cash interest rate + 2.50% PIK interest rate, 12.75% floor)	6/26/2024	10,195	10,063	10,063	6/1/2027
Morty, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 11.00% EOT payment)	12/21/2022	7,000	7,352	6,826	12/31/2026
Tide Platform Limited(1)(3)	Revolver (12.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,832	1,666	7/31/2026
Total Business Applications Software - 7.28%*			18,963	19,247	18,555

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.75% floor, 5.00% EOT payment)	8/8/2024	1,458	1,449	1,449	8/31/2027
Cardless Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 15.00% floor, 6.25% EOT payment)	11/18/2021	3,000	3,231	3,231	8/31/2025
Certamen Ventures Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 5.00% EOT payment)	11/30/2021	6,218	6,241	6,241	11/30/2026
Mirelo AI GmbH	Growth Capital Loan (10.00% interest rate, 6.75% EOT payment)(2)	1/15/2025	429	424	443	1/1/2028
Path Robotics, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 4.00% EOT payment)	10/3/2024	7,000	6,980	6,980	4/1/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	5/4/2022	820	698	655	12/31/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	10/19/2023	137	116	109	12/31/2028
			957	814	764
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	444	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	8	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	12/22/2023	25	25	5	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	6/14/2024	8	8	1	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	7/26/2024	25	25	5	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	11/27/2024	27	27	5	1/31/2025
			2,549	2,596	468

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 3.00% EOT payment)(2)	6/15/2022	203	202	205	3/31/2026
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	10/20/2023	199	207	219	10/31/2026
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 13.75% floor, 6.00% EOT payment)(2)	11/15/2024	305	298	303	5/31/2028
			707	707	727
Total Business Products and Services - 7.97%*			22,318	22,442	20,303

Business/Productivity Software
Ao1 Holdings Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 7.75% floor, 3.00% EOT payment)	12/13/2024	1,320	1,307	1,307	12/1/2027
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.75% floor, 6.25% EOT payment)	12/20/2024	8,000	7,938	7,938	12/31/2027
Luxury Presence, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 9.75% floor, 5.75% EOT payment)	4/9/2024	1,500	1,503	1,503	4/1/2027
Luxury Presence, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 6.25% EOT payment)	11/27/2024	1,500	1,470	1,470	5/1/2028
			3,000	2,973	2,973
Manufactured Networks, Inc.(7)	Revolver (Prime + 10.25% interest rate, 18.75% floor, 1.00% EOT payment)(2)	9/13/2023	2,630	2,668	991	6/30/2025
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 13.00% floor, 7.50% EOT payment)	6/16/2023	2,416	2,495	2,495	5/31/2026
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 13.00% floor, 7.50% EOT payment)(2)	2/1/2024	334	340	340	2/1/2027
			2,750	2,835	2,835
Thoughtful Automation Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 12.25% floor, 6.00% EOT payment)	6/18/2024	2,439	2,436	2,436	6/1/2027
Virtual Facility, Inc.(7)	Growth Capital Loan (Prime + 2.50% interest rate, 10.50% floor, 8.50% EOT payment)(2)	12/1/2023	983	992	640	6/1/2027
Workmate Labs, Inc.	Growth Capital Loan (Prime + 0.85% interest rate, 7.85% floor, 2.50% EOT payment)(2)	11/20/2024	300	300	300	11/1/2027
Total Business/Productivity Software - 7.62%*			21,422	21,449	19,420

Communications and Networking
Join Digital, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	8/6/2024	4,900	4,886	4,886	8/1/2027
Join Digital, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	1/16/2025	2,100	2,062	2,062	1/1/2028
Total Communications and Networking - 2.73%*			7,000	6,948	6,948

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	3,884	3,947	1,792	1/31/2029
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	3,236	3,289	1,494	1/31/2029
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	1,295	1,316	597	1/31/2029
			8,415	8,552	3,883
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	74	77	77	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	230	236	236	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)(2)	5/11/2023	1,000	1,040	1,040	11/30/2025
			1,304	1,353	1,353
Total Computer Hardware - 2.06%*			9,719	9,905	5,236

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,088	1,084	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	320	397	395	10/31/2025
			1,320	1,485	1,479
Prose Beauty, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% floor, 8.50% EOT payment)	2/2/2024	6,000	5,979	5,979	5/31/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Trueskin GmbH(1)(3)	Growth Capital Loan (Prime + 7.10% interest rate, 10.35% floor, 10.25% EOT payment)(2)	1/9/2023	790	838	842	7/1/2026
Total Consumer Non-Durables - 3.26%*			8,110	8,302	8,300

Consumer Products and Services
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)	10/13/2022	1,416	1,455	1,672	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)	10/13/2022	859	880	1,006	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)	10/13/2022	933	956	1,090	4/30/2026
			3,208	3,291	3,768
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	4/14/2022	723	724	280	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	7/14/2022	268	266	112	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	11/14/2022	69	67	28	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	3/15/2023	529	502	210	8/31/2031
			1,589	1,559	630
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	6/27/2022	322	325	93	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	8/12/2022	107	108	31	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	12/9/2022	215	213	62	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	3/1/2023	322	318	93	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	10/5/2023	11	11	3	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	12/11/2023	18	18	5	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	2/2/2024	59	58	16	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	6/14/2024	33	31	8	6/30/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	10/15/2024	44	44	9	10/31/2027
			1,131	1,126	320
Ever/Body, Inc.(7)	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	12/20/2022	4,702	4,963	896	6/30/2025
Ever/Body, Inc.(7)	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	12/20/2022	2,204	2,325	420	6/30/2025
Ever/Body, Inc.(7)	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	1/18/2024	3,134	3,167	597	7/31/2026
Ever/Body, Inc.(7)	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	1/18/2024	2,939	2,969	560	7/31/2026
			12,979	13,424	2,473
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	2/29/2024	4,444	4,388	4,388	8/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	3/8/2024	556	548	548	9/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	6/28/2024	500	492	492	12/1/2027
			5,500	5,428	5,428
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	7/5/2022	1,401	1,441	998	8/31/2028
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	10/21/2022	1,401	1,432	998	8/31/2028
			2,802	2,873	1,996
Headout Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 4.25% EOT payment)	3/15/2024	2,351	2,354	2,365	3/1/2027
Hydrow, Inc.	Revolver (Prime + 2.00% interest rate, 9.75% floor, 7.00% EOT payment)	12/30/2024	5,713	5,713	5,273	12/30/2026
Hydrow, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 9.00% EOT payment)	12/30/2024	9,949	9,922	8,920	12/1/2027
			15,662	15,635	14,193

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,252	1,335	1,330	7/31/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (7.40% cash interest rate + 7.10% PIK interest rate, 8.00% EOT payment)	11/3/2021	4,772	5,004	4,989	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (9.31% cash interest rate + 8.94% PIK interest rate, 8.00% EOT payment)(2)	8/17/2022	1,095	1,122	1,122	8/31/2026
			7,119	7,461	7,441
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	909	987	987	12/31/2025
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	1,666	577	320	12/31/2026
MA Micro Limited(1)(3)	Convertible Note(2)(9)	12/31/2023	1,666	1,085	1,064	12/31/2028
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	555	474	150	12/31/2028
			3,887	2,136	1,534
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	635	593	552	12/31/2026
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	356	331	331	12/31/2026
			991	924	883
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	389	416	417	6/30/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	185	190	191	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	166	170	170	2/28/2027
Planet A Foods GmbH(1)(3)	Growth Capital Loan (13.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	515	511	502	10/31/2028
Planet A Foods GmbH(1)(3)	Growth Capital Loan (14.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	425	421	414	10/31/2028
			1,680	1,708	1,694
Placemakr, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 12.00% floor, 4.50% EOT payment)	5/30/2024	2,500	2,478	2,478	5/1/2027
Placemakr, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.50% floor, 5.50% EOT payment)	5/30/2024	2,500	2,483	2,483	11/1/2026
			5,000	4,961	4,961
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	81	3/25/2023
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	5,015	4,749	4,782	4/1/2027
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	2,507	2,375	2,391	4/1/2027
			7,522	7,124	7,173
Spinn, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	45	8/31/2024
Total Consumer Products and Services - 21.97%*			73,474	72,167	55,972

Database Software
TetraScience, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.25% floor, 6.00% EOT payment)	1/24/2025	5,000	4,960	4,960	7/1/2028
Total Database Software - 1.95%*			5,000	4,960	4,960

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.50% EOT payment)	9/29/2021	8,750	8,801	8,801	11/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest rate, 2.50% EOT payment)(2)	4/25/2024	1,338	1,214	1,214	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,309	10,309	6/30/2027
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)	5/27/2021	6,500	7,047	6,908	12/31/2026
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)(2)	6/7/2022	1,000	1,052	1,052	12/31/2026
			7,500	8,099	7,960
Total E-Commerce - Clothing and Accessories - 11.10%*			27,588	28,423	28,284

E-Commerce - Personal Goods

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	7/6/2021	1,669	1,746	1,629	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	7/21/2021	263	277	257	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	8/10/2021	315	332	308	8/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	10/6/2021	1,458	1,532	1,423	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	947	993	924	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	2,540	2,663	2,480	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	848	894	828	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	324	341	316	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	57	60	56	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	1,836	1,930	1,792	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	700	730	683	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	263	275	257	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	1,710	1,760	1,669	3/31/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	3,078	3,159	3,005	4/30/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	184	188	179	6/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	180	181	179	10/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	1,369	1,374	1,362	11/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	104	104	104	12/31/2026
Forum Brands, LLC	Growth Capital Loan(9)	12/27/2023	2,179	2,179	1,899	12/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	6/27/2024	147	144	146	6/30/2027
Total E-Commerce - Personal Goods - 7.65%*			20,171	20,862	19,496

Educational Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 10.50% floor, 7.50% EOT payment)	7/30/2024	3,000	3,022	3,022	1/1/2027
Panorama Education, Inc.	Revolver (Prime + 1.00% interest rate, 9.50% floor, 4.00% EOT payment)(2)	7/30/2024	110	110	110	7/31/2026
Panorama Education, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 10.25% floor, 7.50% EOT payment)	3/28/2025	2,000	1,972	1,972	9/1/2028
Total Educational Software - 2.00%*			5,110	5,104	5,104

Energy
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	1,319	1,256	1,256	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	5,000	5,164	5,164	12/31/2026
			6,319	6,420	6,420
Haven Energy Inc.	Growth Capital Loan (Prime + 0.75% interest rate, 9.25% floor, 1.25% EOT payment)	1/15/2025	1,157	1,128	1,128	7/1/2027
Haven Energy Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 12.00% floor, 6.50% EOT payment)	1/15/2025	1,543	1,506	1,506	7/1/2029
			2,700	2,634	2,634
Total Energy - 3.55%*			9,019	9,054	9,054

Entertainment Software
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 6.25% PIK interest rate, 13.75% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	1,002	225	4/30/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	7/28/2023	75	75	15	7/31/2026
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	11/20/2023	50	50	8	7/31/2026
			1,125	1,127	248
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 11.00% EOT payment)(2)	5/17/2022	2,235	2,331	2,331	4/1/2027
Total Entertainment Software - 1.01%*			3,360	3,458	2,579

Environmental Services
Rainmaker Technology Corporation	Growth Capital Loan (Prime + 3.50% interest rate, 11.50% floor, 2.75% EOT payment)	1/8/2025	4,000	3,901	3,901	7/1/2028
Total Environmental Services - 1.53%*			4,000	3,901	3,901

Financial Software
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	8/14/2024	4,286	4,306	4,306	2/1/2028
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 2.50% EOT payment)	8/14/2024	550	545	545	8/31/2027
Total Financial Software - 1.90%*			4,836	4,851	4,851

Healthcare Services
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	6/22/2023	1,304	1,383	1,387	6/30/2026
OpenLoop Health, Inc.	Revolver (Prime + 1.50% interest rate, 9.25% floor, 4.00% EOT payment)(2)	6/22/2023	2,000	2,069	2,071	6/16/2025
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	11/20/2023	2,546	2,602	2,611	11/30/2026
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	9/30/2024	7,778	7,512	7,555	9/30/2027
Total Healthcare Services - 5.35%*			13,628	13,566	13,624

Healthcare Technology Systems
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)	7/14/2023	3,324	3,417	3,417	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK interest rate, 6.25% floor, 6.00% EOT payment)(2)	6/12/2023	9,620	9,828	9,577	6/12/2027
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK interest rate, 6.25% floor, 6.00% EOT payment)(2)	6/14/2023	724	727	709	6/12/2027
			10,344	10,555	10,286
Total Healthcare Technology Systems - 5.38%*			13,668	13,972	13,703

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 5.25% EOT payment)	5/4/2023	2,000	2,048	2,021	2/28/2027
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.75% interest rate, 11.75% floor, 5.50% EOT payment)	5/4/2023	7,000	7,144	7,036	5/31/2027
Total Information Services (B2C) - 3.55%*			9,000	9,192	9,057

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	521	521	12/31/2025
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	3/24/2023	500	515	515	3/31/2026
Total Life and Health Insurance - 0.41%*			1,000	1,036	1,036

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 1.50% cash interest rate + 6.50% PIK interest rate, 16.50% floor, 8.50% EOT payment)	7/1/2021	2,576	2,746	2,746	9/30/2026
Total Medical Software and Information Services - 1.08%*			2,576	2,746	2,746

Multimedia and Design Software

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	4,000	3,980	3,980	3/31/2029
Total Multimedia and Design Software - 1.56%*			4,000	3,980	3,980

Network Management Software
Skyflow Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	4,545	4,551	4,551	10/1/2028
Skyflow Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	455	455	455	10/1/2028
Total Network Management Software - 1.96%*			5,000	5,006	5,006

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	532	530	9/30/2025
Jerry Services, Inc.	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	500	519	521	6/30/2026
			1,000	1,051	1,051
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	475	532	532	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 14.25% floor, 2.00% EOT payment)(2)	4/4/2024	4,500	4,437	4,437	10/31/2027
			4,975	4,969	4,969
Total Other Financial Services - 2.36%*			5,975	6,020	6,020

Real Estate Services
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,668	2,360	9/30/2025
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,967	4,420	9/30/2025
			7,242	7,635	6,780
Homelight, Inc.	Growth Capital Loan (17.25% interest rate)(2)	12/30/2022	446	443	443	12/31/2026
Homelight, Inc.	Growth Capital Loan (18.00% interest rate)(2)	5/22/2023	250	248	248	5/31/2027
			696	691	691
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	4,000	4,277	4,277	6/30/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/3/2021	250	268	256	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/3/2021	800	849	813	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/3/2021	220	236	226	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 10.00% EOT payment)	12/13/2021	105	114	109	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/13/2021	440	472	451	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/15/2021	208	223	213	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 10.00% EOT payment)	12/15/2021	150	162	155	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	1,372	1,457	1,395	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/21/2021	760	807	773	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	1/31/2022	170	182	174	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 10.00% EOT payment)	2/25/2022	116	124	119	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	318	302	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,172	1,117	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	1,047	997	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	230	219	7/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	210	201	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	106	101	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	156	142	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	376	342	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	585	532	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	5/23/2023	240	246	213	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	5/23/2023	434	446	387	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2023	720	745	643	5/31/2026
			9,978	10,531	9,880
Total Real Estate Services - 8.49%*			21,916	23,134	21,628

Social/Platform Software
Sylva, Inc.(7)	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	903	922	649	5/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	984	1,021	739	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,325	1,374	995	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,649	1,194	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,649	1,194	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	795	825	597	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 9.00% interest rate, 17.50% floor, 4.00% EOT payment)(2)	12/18/2023	111	115	78	3/1/2024
Total Social/Platform Software - 2.14%*			7,298	7,555	5,446

Total Debt Investments - 119.51%*			$333,479	$336,579	$304,515

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$543
Hermeus Corporation	Preferred Stock	10/30/2024	8,381	44	43
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock	7/15/2022	6,747	58	103
Total Aerospace and Defense - 0.30%*				263	765

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock	5/10/2022	1,079	10	22
Total Application Software - 0.01%*				10	22

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	353
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	584
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	146
FlashParking, Inc.	Preferred Stock	6/26/2024	25,838	70	70
				520	800
Morty, Inc.	Preferred Stock	10/1/2021	70,164,447	66	—
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	327
Uniphore Technologies, Inc.	Common Stock(2)	12/22/2021	10,000	10	29
Total Business Applications Software - 0.62%*				809	1,572

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	29
Alloy Technologies, Inc.	Preferred Stock	8/8/2024	30,561	24	21
				74	50
Cardless Inc.	Common Stock	11/18/2021	20,619	28	4
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	184
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	12
				125	196
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	49
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	131
Certamen Ventures Inc.	Preferred Stock	12/15/2023	538,703	205	275
Certamen Ventures Inc.	Preferred Stock	3/26/2025	190,577	91	91
				423	546
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Muon Space Inc.	Preferred Stock(2)	12/30/2024	22,750	28	28
Path Robotics, Inc.	Common Stock	12/17/2021	40,579	130	72
Path Robotics, Inc.	Preferred Stock	10/3/2024	20,252	38	38
				168	110
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	70
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	27
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	10
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	11/15/2024	407	7	7
				41	44
Total Business Products and Services - 0.47%*				1,341	1,210

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	76
Total Business to Business Marketplace - 0.03%*				156	76

Business/Productivity Software

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Ao1 Holdings Inc.	Preferred Stock	12/13/2024	14,162	18	10
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	20
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	126,868	48	67
				62	87
Cresta Intelligence Inc.	Common Stock(2)	6/6/2024	4,967	4	11
FireHydrant, Inc.	Preferred Stock	5/23/2023	347,863	115	188
FireHydrant, Inc.	Preferred Stock	12/20/2024	94,416	51	51
				166	239
Highbeam, Inc.	Common Stock(2)	2/10/2023	40,380	2	31
Idelic Inc.	Preferred Stock(2)	12/10/2021	30,551	46	5
Idelic Inc.	Preferred Stock(2)	11/15/2023	36,661	13	7
				59	12
Luxury Presence, Inc.	Preferred Stock	9/20/2023	14,696	76	47
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	—
Manufactured Networks, Inc.	Preferred Stock(2)	9/13/2023	73,666	25	—
Manufactured Networks, Inc.	Preferred Stock(2)	10/17/2024	8,823	2	—
				116	—
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	42
OnSiteIQ, Inc.	Common Stock	6/16/2023	102,864	14	46
OnSiteIQ, Inc.	Preferred Stock	11/27/2024	70,200	17	17
				31	63
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
Thoughtful Automation Inc.	Preferred Stock	6/18/2024	36,745	62	49
ThoughtSpot, Inc.	Common Stock(2)	3/3/2025	17,901	113	113
Virtual Facility, Inc.	Preferred Stock(2)	10/3/2023	54,775	16	—
Workmate Labs, Inc.	Common Stock(2)	11/20/2024	973	—	—
Total Business/Productivity Software - 0.28%*				732	708

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - —%*				6	6

Communications and Networking
Join Digital, Inc.	Common Stock	8/6/2024	50,021	78	77
Total Communications and Networking - 0.03%*				78	77

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	—
Canvas Construction Inc.	Preferred Stock(2)	10/4/2024	118,656	—	—
Canvas Construction Inc.	Preferred Stock(2)	2/12/2025	519,670	—	—
				79	—
Eridu Corporation	Preferred Stock(2)	3/31/2025	143,286	75	75
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	41
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	26,386	92	61
Total Computer Hardware - 0.11%*				325	286

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	743
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	93
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	223
Activehours, Inc.	Preferred Stock(2)	4/19/2024	3,906	16	47
				241	1,106
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	109

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.49%*				339	1,245

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock	12/18/2023	49,020	311	608
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Total Consumer Non-Durables - 0.25%*				354	634

Consumer Products and Services
Baby Generation, Inc.	Common Stock(2)	1/26/2022	13,587	10	10
The Black Tux, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	469
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares	10/7/2022	192	9	—
Elektra Mobility Inc.	Preferred Stock(2)	5/6/2022	38,217	25	25
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	—	—	—
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ephemeral Solutions, Inc.	Common Stock(2)	2/2/2024	135,353	1	1
				13	1
Ever/Body, Inc.	Preferred Stock	9/7/2021	357,970	175	—
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	24
FitOn, Inc.	Common Stock	2/29/2024	33,548	74	71
FitOn, Inc.	Common Stock	6/26/2024	3,355	7	7
				81	78
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	18	23	—
Flink SE(1)(3)(11)	Preferred Stock(2)	8/21/2024	—	—	—
				23	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	9
Headout Inc.	Common Stock	3/15/2024	8,991	58	20
Hydrow, Inc.	Common Stock	2/9/2021	74,157	70	—
Hydrow, Inc.	Preferred Stock	8/6/2021	455,798	35	—
Hydrow, Inc.	Preferred Stock	8/6/2021	284,835	25	—
Hydrow, Inc.	Preferred Stock	12/30/2024	3,911,781	16	—
				146	—
JOKR S.a.r.l.(1)(3)	Preferred Stock	5/10/2024	14,763	538	127
JOKR S.a.r.l.(1)(3)	Preferred Stock	5/10/2024	5,905	96	51
				634	178
Lower Holding Company	Preferred Stock	12/28/2022	98,856	47	6
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	9/29/2023	14,709	26	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	15,000	—	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	45,000	79	—
				125	—
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock	8/25/2023	31,796	118	75
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	28
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	8/27/2024	20,775	37	37
				67	65
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Roadsurfer GmbH(1)(3)	Preferred Stock(2)	4/23/2024	90	669	676
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	—
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
				64	76
Total Consumer Products and Services - 0.68%*				2,488	1,730

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	20
SiSense, Inc.	Success Fee(2)	12/28/2021	—	95	233
TetraScience, Inc.	Preferred Stock	1/24/2025	53,050	10	10
Total Database Software - 0.10%*				126	263

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	77
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	160
				411	237
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	135
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	199
Total E-Commerce - Clothing and Accessories - 0.22%*				826	571

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/6/2021	14,143	146	19
Forum Brands, LLC	Preferred Stock(2)	12/23/2021	12,964	188	17
Forum Brands, LLC	Preferred Stock(2)	10/11/2023	2,829	42	4
				376	40
Merama Inc.	Preferred Stock(2)	4/28/2021	71,728	589	412
Total E-Commerce - Personal Goods - 0.18%*				965	452

Educational Software
Panorama Education, Inc.	Preferred Stock	7/30/2024	4,139	23	23
Total Educational Software - 0.01%*				23	23

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.08%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	79
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	29
				194	108
Haven Energy Inc.	Preferred Stock	8/19/2024	52,486	53	30
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	2,042
Total Energy - 0.86%*				284	2,180

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	—
Encore Music Technologies, Inc.	Preferred Stock(2)	5/16/2023	4,475	1	—
Encore Music Technologies, Inc.	Common Stock(2)	5/31/2024	79,668	1	1
				17	1
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	38
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2024	53,335	33	54
				93	92
Total Entertainment Software - 0.04%*				110	93

Environmental Services
Earth Funeral Group, Inc.	Preferred Stock(2)	3/1/2024	143,196	63	113
Earth Funeral Group, Inc.	Preferred Stock(2)	3/7/2025	97,350	62	62
				125	175
Rainmaker Technology Corporation	Common Stock	1/8/2025	24,380	45	45
Total Environmental Services - 0.09%*				170	220

Financial Software
Ocrolus Inc.	Common Stock	8/14/2024	70,132	58	58

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Parker Group Inc.	Common Stock	4/6/2022	5,334	17	9
Parker Group Inc.	Common Stock	8/14/2024	2,491	5	5
				22	14
Wisetack, Inc.(1)	Common Stock(2)	12/21/2022	23,086	84	36
Zolve Innovations Inc.	Preferred Stock(2)	7/28/2022	3,172	9	9
Total Financial Software - 0.05%*				173	117

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	4
Total General Media and Content - —%*				5	4

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock(2)	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock	6/16/2023	11,186	51	1,039
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	520
OpenLoop Health, Inc.	Preferred Stock	11/20/2023	16,779	89	1,559
OpenLoop Health, Inc.	Preferred Stock	9/30/2024	43,625	320	4,051
				485	7,169
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	184,258	79	79
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	36
Wispr AI, Inc.(11)	Common Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 2.94%*				615	7,501

Healthcare Technology Systems
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock(2)	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	7
K Health, Inc.	Common Stock	7/14/2023	61,224	187	263
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56	228	—
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.18%*				827	465

Household Products
Grove Collaborative, Inc.	Common Stock(2)	5/27/2020	33,038	72	—
Total Household Products - —%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	113
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	633
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	13
				109	646
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.31%*				307	790

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	53,879	38	22
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.06%*				192	157

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/19/2024	30,757	250	250
Total Information Technology - 0.10%*				250	250

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/27/2020	2,775	90	93
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	104
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	9/29/2023	1,951	84	83

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	4/5/2024	4,476	84	265
Total Infrastructure - 0.21%*				323	545

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	27
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock(2)	8/26/2021	32,620	34	41
Total Life and Health Insurance - 0.07%*				120	175

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock	2/28/2023	175,000	44	2
Total Medical Software and Information Services - —%*				92	2

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	84
Hover Inc.	Preferred Stock	9/10/2024	9,182	18	17
Total Multimedia and Design Software - 0.04%*				95	101

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock	6/26/2023	39,890	31	34
Skyflow Inc.	Preferred Stock	9/27/2024	15,956	25	13
				56	47
Total Network Management Software - 0.09%*				236	227

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock(2)	5/16/2023	35,857	361	750
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	2,235	8	6
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	126
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	95
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	9
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	19
Relay Commerce, Inc.	Preferred Stock(2)	4/4/2024	36,200	26	26
				97	149
Total Other Financial Services - 0.40%*				639	1,031

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	3,988	8	7
Homeward, Inc.	Preferred Stock	12/10/2021	207,106	148	180
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/27/2020	26,362	83	107
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/25/2022	3,279	1	11
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	6/29/2023	34,977	11	120
				95	238
Side, Inc.	Preferred Stock(2)	7/29/2020	71,501	57	265
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	100
Total Real Estate Services - 0.33%*				484	844

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	—
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	—

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
				60	—
Total Social/Platform Software - 0.01%*				103	25

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	62,115	132	173
Appex Group, Inc.	Preferred Stock(2)	4/14/2022	11,004	36	36
				168	209
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	45
Total Software Development Applications - 0.10%*				233	254

Total Warrant Investments - 9.78%*				$14,326	$24,918

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2025
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Aerospace and Defense
Hermeus Corporation	Preferred Stock(2)	10/30/2024	17,958	$300	$299
Total Aerospace and Defense - 0.12%*				300	299

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	7/18/2024	8,387	500	500
Total Application Software - 0.20%*				500	500

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	195
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	270
Tide Holdings Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	618
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.48%*				1,101	1,227

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	156
Cresta Intelligence Inc.	Preferred Stock(2)	9/30/2024	55,441	250	250
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
Printful, Inc. Holdco. (fka Printify, Inc.)	Common Stock(2)	11/14/2024	11,120	24	24
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	6
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	63
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	25
				595	94
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	3/28/2024	31,818	611	612
Quick Commerce Ltd.(1)(3)	Ordinary Shares(2)	3/28/2024	112,770,108	26	85
				637	697
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.60%*				2,011	1,520

Business/Productivity Software
AI2 Incorporated	Preferred Stock(2)	1/3/2024	280,424	830	830
Ao1 Holdings Inc.	Preferred Stock(2)	12/13/2024	16,573	50	47
Artisan AI, Inc.	Preferred Stock(2)	1/27/2025	36,241	400	400
Continental Topco, L.P.	Limited Partnership Interests(2)	2/14/2025	928	168	168
Total Business/Productivity Software - 0.57%*				1,448	1,445

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	179
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	130
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	319
Total Business to Business Marketplace - 0.25%*				950	628

Computer Hardware
Quantum Circuits, Inc.	Preferred Stock(2)	4/17/2024	17,612	50	50
Total Computer Hardware - 0.02%*				50	50

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	235
Total Consumer Finance - 0.09%*				100	235

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	13
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	1
				100	14
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	—

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2025
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	54
GrubMarket, Inc.	Common Stock(2)	8/2/2024	—	4,178	4,178
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	610,584	166	5
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	327,630	165	4
				331	9
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,688	375	202
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,575	75	57
				450	259
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	219
TMRW Sports, Inc.	Preferred Stock(2)	11/9/2023	40,174	500	500
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 2.18%*				6,471	5,565

Database Software
ON-0731 Fund II LP(1)	Limited Partnership Interests(2)	8/29/2024	—	250	250
Total Database Software - 0.10%*				250	250

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	18
Merama Inc.	Preferred Stock(2)	4/30/2021	5,433	31	51
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	57
Merama Inc.	Preferred Stock(2)	9/13/2021	3,862	62	53
				106	161
Total E-Commerce - Personal Goods - 0.07%*				196	179

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.12%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	105
Haven Energy Inc.	Preferred Stock(2)	10/9/2024	37,489	77	66
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	1,605
Total Energy - 0.70%*				944	1,776

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	143
Total Financial Services - 0.06%*				150	143

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	323
Total Healthcare Services - 0.20%*				720	511

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2025
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.06%*				150	150

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/9/2024	30,757	500	500
Total Information Technology - 0.20%*				500	500

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	131
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	101
Total Infrastructure - 0.09%*				161	232

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.03%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	65
Total Multimedia and Design Software - 0.03%*				58	65

Network Management Software
Skyflow Inc.	Preferred Stock(2)	1/22/2024	19,945	62	62
Skyflow Inc.	Preferred Stock(2)	9/27/2024	143,604	450	450
Total Network Management Software - 0.20%*				512	512

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	7
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	801
Total Other Financial Services - 0.32%*				698	808

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	—
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	68
Total Real Estate Services - 0.04%*				592	111

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	151
Total Software Development Applications - 0.06%*				250	151

Total Equity Investments - 6.83%*				$18,621	$17,391

Total Investments in Portfolio Companies - 136.12%*(4)(5)				$369,526	$346,824

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM	$69,882	$69,882
Total Cash Equivalents - 27.43%*			$69,882	$69,882

Foreign Currency Forward Contracts
Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Gain/(Loss)
British Pound Sterling (GBP)	4/28/2025	Zions Bancorporation, N.A.	£3,000	Sold	$3,713	$(162)
Euro (EUR)	4/28/2025	Zions Bancorporation, N.A.	€5,000	Sold	5,230	(187)
Total Foreign Currency Forward Contracts - (0.14)%*					$8,943	$(349)
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2025, non-qualifying assets represented 9.7% of the Company’s total assets, at fair value.

(2)As of March 31, 2025, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of March 31, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $346.8 million at fair value and represented 136.1% of the Company’s net assets. In addition, unless otherwise indicated, as of March 31, 2025, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $17.3 million, $39.9 million and $22.7 million, respectively, for the March 31, 2025 investment portfolio. The tax cost of investments is $369.9 million.
(7)Debt is on non-accrual status as of March 31, 2025 and is therefore considered non-income producing. Non-accrual investments as of March 31, 2025 had a total cost and fair value of $40.8 million and $19.0 million, respectively.
(8)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(9)Non-income producing investments.
(10)Acquisition date represents the date of the initial investment in the portfolio investment.
(11)Number of shares and/or fair value will be determined based on the occurrence of future events.
*    Value as a percentage of net assets.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	10/30/2024	$2,652	$2,633	$2,633	4/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	12/13/2024	1,135	1,124	1,124	6/1/2028
			3,787	3,757	3,757
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	11/21/2023	978	974	974	11/30/2027
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	1,000	994	994	12/31/2027
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	1,000	994	994	12/31/2027
			2,978	2,962	2,962
Total Aerospace and Defense - 2.55%*			6,765	6,719	6,719

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	5/17/2022	667	659	660	5/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	7/21/2022	700	689	691	7/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	9/30/2022	460	451	452	9/30/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	2/6/2023	173	178	178	2/28/2025
Total Application Software - 0.75%*			2,000	1,977	1,981

Business Applications Software
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% interest rate + 2.50% PIK interest rate, 12.75% floor)	6/26/2024	10,132	9,987	9,987	6/1/2027
Morty, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 11.00% EOT payment)	12/21/2022	7,000	7,293	6,682	12/31/2026
Tide Platform Limited(1)(3)	Revolver (12.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,824	1,612	4/30/2025
Total Business Applications Software - 6.93%*			18,900	19,104	18,281

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.75% floor, 5.00% EOT payment)	8/8/2024	1,500	1,479	1,479	8/31/2027
Cardless Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 15.00% floor, 6.25% EOT payment)	11/18/2021	3,000	3,217	3,217	8/31/2025
Certamen Ventures Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 4.00% EOT payment)	11/30/2021	6,218	6,286	6,286	11/30/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 4.00% EOT payment)	10/3/2024	7,000	6,952	6,952	4/1/2028
Phantom Auto Inc.(7)	Growth Capital Loan (Prime + 5.00% interest rate, 13.50% floor, 4.00% EOT payment)(2)	2/9/2024	4,858	4,732	1,050	2/28/2027
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate,, 3.75% EOT payment)(2)	5/4/2022	808	678	617	12/31/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate,, 3.75% EOT payment)(2)	10/19/2023	135	113	103	12/31/2028
			943	791	720
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	546	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	9	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	12/22/2023	25	25	6	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	6/14/2024	8	8	2	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	7/26/2024	25	25	6	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	11/27/2024	27	27	6	1/31/2025
			2,549	2,596	575
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 3.00% EOT payment)(2)	6/15/2022	540	539	550	3/31/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	10/20/2023	227	233	239	10/31/2026
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 13.75% floor, 6.00% EOT payment)(2)	11/15/2024	305	295	292	05/31/2028
			1,072	1,067	1,081
Total Business Products and Services - 8.10%*			27,140	27,120	21,360

Business/Productivity Software
Ao1 Holdings Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 7.75% floor, 3.00% EOT payment)	12/13/2024	1,320	1,301	1,301	12/1/2027
Construction Finance Corporation	Revolver (Prime + 7.75% interest rate, 15.25% floor, 2.65% EOT payment)(2)	12/29/2023	4,151	4,284	4,284	12/31/2024
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.75% floor, 6.25% EOT payment)	12/20/2024	8,000	7,877	7,877	12/31/2027
Luxury Presence, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 9.75% floor, 5.75% EOT payment)	4/9/2024	1,500	1,490	1,490	4/1/2027
Luxury Presence, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 6.25% EOT payment)	11/27/2024	1,500	1,459	1,459	5/1/2028
			3,000	2,949	2,949
Manufactured Networks, Inc.	Revolver (Prime + 10.25% interest rate, 18.75% floor, 1.00% EOT payment)(2)	9/13/2023	2,643	2,681	2,681	6/30/2025
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 13.00% floor, 7.50% EOT payment)	6/16/2023	2,416	2,467	2,467	5/31/2026
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 13.00% floor, 7.50% EOT payment)(2)	2/1/2024	334	337	337	2/1/2027
			2,750	2,804	2,804
Thoughtful Automation Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 12.25% floor, 6.00% EOT payment)	6/18/2024	2,439	2,422	2,422	6/1/2027
Virtual Facility, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 10.50% floor, 8.50% EOT payment)(2)	12/1/2023	1,000	1,009	968	6/1/2027
Workmate Labs, Inc.	Growth Capital Loan (Prime + 0.85% interest rate, 7.85% floor, 2.50% EOT payment)(2)	11/20/2024	300	299	299	11/1/2027
Total Business/Productivity Software - 9.70%*			25,603	25,626	25,585

Communications and Networking
Join Digital, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	8/6/2024	4,900	4,873	4,873	8/1/2027
Total Communications and Networking - 1.85%*			4,900	4,873	4,873

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	3,725	3,715	3,081	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	3,104	3,096	2,568	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	1,242	1,238	1,027	2/28/2026
			8,071	8,049	6,676
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	84	87	87	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	257	262	262	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)(2)	5/11/2023	1,000	1,031	1,031	11/30/2025
			1,341	1,380	1,380
Total Computer Hardware - 3.05%*			9,412	9,429	8,056

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,077	1,077	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	450	520	520	10/31/2025
			1,450	1,597	1,597
Prose Beauty, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% floor, 8.50% EOT payment)	2/2/2024	6,000	5,898	5,898	5/31/2027
Trueskin GmbH(1)(3)	Growth Capital Loan (Prime + 7.10% interest rate, 10.35% floor, 10.25% EOT payment)(2)	1/9/2023	871	907	875	7/1/2026
Total Consumer Non-Durables - 3.17%*			8,321	8,402	8,370

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	807	807	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	875	929	929	3/31/2025
			1,625	1,736	1,736
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)	10/13/2022	1,732	1,765	1,960	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)	10/13/2022	1,044	1,062	1,177	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)	10/13/2022	1,133	1,153	1,275	4/30/2026
			3,909	3,980	4,412
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	4/14/2022	723	724	250	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	7/14/2022	268	266	100	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	11/14/2022	69	67	25	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	3/15/2023	529	502	187	8/31/2031
			1,589	1,559	562
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	6/27/2022	322	325	162	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	8/12/2022	107	108	54	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	12/9/2022	215	213	108	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	3/1/2023	322	318	162	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	10/5/2023	11	11	5	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	12/11/2023	18	18	8	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	2/2/2024	59	58	28	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	6/14/2024	33	31	14	6/30/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	10/15/2024	44	44	16	10/31/2027
			1,131	1,126	557
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	12/20/2022	4,800	5,061	4,965	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	12/20/2022	2,250	2,371	2,327	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	1/18/2024	3,200	3,233	3,052	7/31/2026
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	1/18/2024	3,000	3,031	2,862	7/31/2026
			13,250	13,696	13,206
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	2/29/2024	4,444	4,375	4,375	8/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	3/8/2024	556	547	547	9/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	6/28/2024	500	490	490	12/1/2027
			5,500	5,412	5,412
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	7/5/2022	1,367	1,405	944	8/31/2028
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	10/21/2022	1,367	1,395	944	8/31/2028
			2,734	2,800	1,888
Headout Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 4.25% EOT payment)(2)	3/15/2024	2,351	2,338	2,338	3/1/2027
Hydrow, Inc.	Revolver (Prime + 2.00% interest rate, 9.75% floor, 7.00% EOT payment)	12/30/2024	5,827	5,827	5,251	12/30/2026
Hydrow, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 9.00% EOT payment)	12/30/2024	9,949	9,842	8,745	12/1/2027
			15,776	15,669	13,996

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,252	1,345	1,337	7/31/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (7.40% cash interest rate + 7.10% PIK interest rate, 8.00% EOT payment)	11/3/2021	4,688	4,839	4,813	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (9.31% cash interest rate + 8.94% PIK interest rate, 8.00% EOT payment)(2)	8/17/2022	1,070	1,086	1,086	8/31/2026
			7,010	7,270	7,236
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	1,195	1,263	1,263	12/31/2025
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	1,666	577	308	12/31/2026
MA Micro Limited(1)(3)	Convertible Note(2)(9)	12/31/2023	1,666	1,085	1,021	12/31/2028
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	555	474	144	12/31/2028
			3,887	2,136	1,473
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	635	593	530	12/31/2026
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	356	331	318	12/31/2026
			991	924	848
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	459	480	480	6/30/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	211	211	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	172	174	174	2/28/2027
Planet A Foods GmbH(1)(3)	Growth Capital Loan (13.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	515	508	475	10/31/2028
Planet A Foods GmbH(1)(3)	Growth Capital Loan (14.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	425	419	392	10/31/2028
			1,778	1,792	1,732
Placemakr, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 12.00% floor, 4.50% EOT payment)	5/30/2024	2,500	2,459	2,459	5/1/2027
Placemakr, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.50% floor, 5.50% EOT payment)	5/30/2024	2,500	2,462	2,462	11/1/2026
			5,000	4,921	4,921
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	110	3/25/2023
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	5,015	4,673	4,516	4/1/2027
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	2,507	2,337	2,258	4/1/2027
			7,522	7,010	6,774
Spinn, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	45	8/31/2024
Total Consumer Products and Services - 25.97%*			76,392	74,808	68,509

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.50% EOT payment)	9/29/2021	8,750	8,746	8,746	11/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest rate, 2.50% EOT payment)(2)	4/25/2024	1,308	1,179	1,179	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,275	10,275	6/30/2027
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)	5/27/2021	6,500	7,023	7,023	12/31/2026
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)(2)	6/7/2022	1,000	1,044	1,044	12/31/2026
			7,500	8,067	8,067
Total E-Commerce - Clothing and Accessories - 10.72%*			27,558	28,267	28,267

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	7/6/2021	1,669	1,730	1,634	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	7/21/2021	263	276	257	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	8/10/2021	315	331	308	8/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	10/6/2021	1,458	1,526	1,417	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	947	989	919	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	2,540	2,653	2,464	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	848	889	834	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	324	340	318	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	57	60	56	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	1,836	1,919	1,798	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	700	726	680	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	263	273	256	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	1,710	1,748	1,650	3/31/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	3,078	3,137	2,967	4/30/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	184	186	177	6/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	180	179	179	10/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	1,369	1,361	1,361	11/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	104	103	103	12/31/2026
Forum Brands, LLC	Growth Capital Loan(2)(9)	12/27/2023	2,179	2,179	1,825	12/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	6/27/2024	147	143	143	6/30/2027
Total E-Commerce - Personal Goods - 7.33%*			20,171	20,748	19,346

Educational Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 10.50% floor, 7.50% EOT payment)	7/30/2024	3,000	2,997	2,997	1/1/2027
Panorama Education, Inc.	Revolver (Prime + 1.00% interest rate, 9.50% floor, 4.00% EOT payment)(2)	7/30/2024	160	159	159	7/31/2026
Total Educational Software - 1.20%*			3,160	3,156	3,156

Energy
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	1,319	1,236	1,236	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	5,000	5,137	5,137	12/31/2026
Total Energy - 2.42%*			6,319	6,373	6,373

Entertainment Software
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 6.25% PIK interest rate, 13.75% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	1,002	336	4/30/2025
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	7/28/2023	75	75	22	7/31/2026
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	11/20/2023	50	50	12	7/31/2026
			1,125	1,127	370
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 11.00% EOT payment)(2)	5/17/2022	2,459	2,519	2,519	4/1/2027
Total Entertainment Software - 1.10%*			3,584	3,646	2,889

Environmental Services
Earth Funeral Group, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 5.50% EOT payment)	3/1/2024	1,430	1,428	1,428	3/1/2027
Earth Funeral Group, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 5.50% EOT payment)	11/1/2024	1,000	979	979	11/1/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Earth Funeral Group, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 5.50% EOT payment)	12/5/2024	1,570	1,533	1,533	12/1/2027
Total Environmental Services - 1.50%*			4,000	3,940	3,940

Financial Software
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment))	8/14/2024	4,286	4,287	4,287	2/1/2028
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 2.50% EOT payment)	8/14/2024	550	542	542	8/31/2027
Total Financial Software - 1.83%*			4,836	4,829	4,829

Healthcare Services
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	6/22/2023	1,544	1,601	1,606	6/30/2026
OpenLoop Health, Inc.	Revolver (Prime + 1.50% interest rate, 9.25% floor, 4.00% EOT payment)(2)	6/22/2023	2,000	2,056	2,060	6/16/2025
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	11/20/2023	2,889	2,906	2,917	11/30/2026
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	9/30/2024	7,778	7,408	7,458	9/30/2027
Total Healthcare Services - 5.32%*			14,211	13,971	14,041

Healthcare Technology Systems
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment	7/14/2023	3,900	3,949	3,949	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK interest rate, 6.25% floor, 6.00% EOT payment)(2)	6/12/2023	9,477	9,660	9,386	6/12/2027
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK interest rate, 6.25% floor, 6.00% EOT payment)(2)	6/14/2023	713	713	693	6/12/2027
			10,190	10,373	10,079
Total Healthcare Technology Systems - 5.32%*			14,090	14,322	14,028

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	1/11/2023	3,000	3,082	3,082	1/11/2025
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	9/22/2023	281	286	286	1/11/2025
Total Human Capital Services - 1.28%*			3,281	3,368	3,368

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 5.25% EOT payment)(2)	5/4/2023	2,000	2,037	2,037	2/28/2027
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.75% interest rate, 11.75% floor, 5.50% EOT payment)(2)	5/4/2023	7,000	7,104	7,104	5/31/2027
Total Information Services (B2C) - 3.47%*			9,000	9,141	9,141

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	515	515	12/31/2025
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	3/24/2023	500	510	510	3/31/2026
Total Life and Health Insurance - 0.39%*			1,000	1,025	1,025

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 1.50% cash interest rate + 6.50% PIK, 16.50% floor, 8.50% EOT payment)	7/1/2021	2,534	2,699	2,699	9/30/2026
Total Medical Software and Information Services - 1.02%*			2,534	2,699	2,699

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	4,000	3,964	3,964	3/31/2029
Total Multimedia and Design Software - 1.50%*			4,000	3,964	3,964

Network Management Software

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Skyflow Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	4,545	4,535	4,535	10/1/2028
Skyflow Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	455	453	453	10/1/2028
Total Network Management Software - 1.89%*			5,000	4,988	4,988

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	528	525	9/30/2025
Jerry Services, Inc.	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	500	515	518	6/30/2026
			1,000	1,043	1,043
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	748	791	791	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 14.25% floor, 2.00% EOT payment(2)	4/4/2024	4,500	4,422	4,422	10/31/2027
			5,248	5,213	5,213
Total Other Financial Services - 2.37%*			6,248	6,256	6,256

Real Estate Services
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,668	2,360	9/30/2025
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,967	4,420	9/30/2025
			7,242	7,635	6,780
Homelight, Inc.	Growth Capital Loan (17.25% interest rate)(2)	12/30/2022	500	496	495	12/31/2026
Homelight, Inc.	Growth Capital Loan (18.00% interest rate)(2)	5/22/2023	250	248	246	5/31/2027
			750	744	741
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	4,000	4,253	4,107	6/30/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	267	248	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	848	788	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	235	218	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	113	105	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	471	437	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	223	206	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	162	150	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,454	1,351	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	806	749	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	181	168	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	124	115	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	318	293	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,173	1,080	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	1,047	964	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	229	212	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	208	193	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	105	97	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	155	137	12/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	373	330	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	581	513	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	5/23/2023	240	244	205	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	5/23/2023	434	443	373	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2023	720	738	620	5/31/2026
			9,978	10,498	9,552
Total Real Estate Services - 8.03%*			21,970	23,130	21,180

Social/Platform Software
Sylva, Inc.(7)	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	903	922	695	5/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	984	1,021	757	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,325	1,374	1,019	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,649	1,223	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,649	1,223	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	795	825	612	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 9.00% interest rate, 17.50% floor, 4.00% EOT payment(2)	12/18/2023	111	115	85	3/1/2024
Total Social/Platform Software - 2.13%*			7,298	7,555	5,614

Total Debt Investments - 120.87%*			$337,693	$339,436	$318,838

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$543
Hermeus Corporation	Preferred Stock(2)	10/30/2024	8,381	44	43
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock	7/15/2022	6,747	58	92
Total Aerospace and Defense - 0.29%*				263	754

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock	5/10/2022	1,079	10	22
Total Application Software - 0.01%*				10	22

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	353
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	584
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	146
FlashParking, Inc.	Preferred Stock	6/26/2024	25,838	70	70
				520	800
Morty, Inc.	Preferred Stock	10/1/2021	70,164,447	66	—
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	317
Uniphore Technologies, Inc.	Common Stock(2)	12/22/2021	10,000	10	29
Total Business Applications Software - 0.59%*				809	1,562

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	29
Alloy Technologies, Inc.	Preferred Stock	8/8/2024	30,561	24	21
				74	50
Cardless Inc.	Common Stock	11/18/2021	20,619	28	13
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	184
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	12
				125	196
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	42
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	97
Certamen Ventures Inc.	Preferred Stock	12/15/2023	538,703	205	232
				332	371
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Muon Space Inc.	Preferred Stock(2)	12/30/2024	22,750	28	28
Path Robotics, Inc.	Common Stock	12/17/2021	40,579	130	72
Path Robotics, Inc.	Preferred Stock	10/3/2024	20,252	38	38
				168	110
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	141,409	315	—
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	31,698	35	—
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	22,188	24	—
Phantom Auto Inc.	Preferred Stock(2)	2/9/2024	34,288	—	—
				374	—
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	70
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	26
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	9
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	11/15/2024	407	7	7
				41	42
Total Business Products and Services - 0.40%*				1,624	1,042

Business to Business Marketplace

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	76
Total Business to Business Marketplace - 0.03%*				156	76

Business/Productivity Software
Ao1 Holdings Inc.	Preferred Stock	12/13/2024	14,162	18	18
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	20
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	126,868	48	67
				62	87
Cresta Intelligence Inc.	Common Stock(2)	6/6/2024	4,967	4	11
FireHydrant, Inc.	Preferred Stock	5/23/2023	347,863	115	188
FireHydrant, Inc.	Preferred Stock	12/20/2024	94,416	51	51
				166	239
Highbeam, Inc.	Common Stock(2)	2/10/2023	40,380	2	31
Idelic Inc.	Preferred Stock	12/10/2021	30,551	46	5
Idelic Inc.	Preferred Stock(2)	11/15/2023	36,661	13	7
				59	12
Luxury Presence, Inc.	Preferred Stock	9/20/2023	14,696	76	47
Machinify, Inc.	Common Stock(2)	8/25/2023	27,040	36	36
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	40
Manufactured Networks, Inc.	Preferred Stock(2)	9/13/2023	73,666	25	20
Manufactured Networks, Inc.	Preferred Stock(2)	10/17/2024	8,823	2	2
				116	62
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	42
OnSiteIQ, Inc.	Common Stock	6/16/2023	102,864	14	46
OnSiteIQ, Inc.	Preferred Stock	11/27/2024	70,200	17	17
				31	63
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
Thoughtful Automation Inc.	Preferred Stock	6/18/2024	36,745	62	49
Virtual Facility, Inc.	Preferred Stock(2)	10/3/2023	54,775	16	16
Workmate Labs, Inc.	Common Stock(2)	11/20/2024	973	—	—
Total Business/Productivity Software - 0.27%*				655	717

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communications and Networking
Join Digital, Inc.	Common Stock	8/6/2024	47,770	74	74
Total Communications and Networking - 0.03%*				74	74

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	—
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	41
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	26,386	92	61
Total Computer Hardware - 0.08%*				250	211

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	135	531
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	67
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	160
Activehours, Inc.	Preferred Stock(2)	4/19/2024	3,906	16	33
				247	791
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	109
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Consumer Finance - 0.35%*				345	930

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock	12/18/2023	49,020	311	479
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Total Consumer Non-Durables - 0.19%*				354	505

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	13,587	10	10
The Black Tux, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	469
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares	10/7/2022	192	9	—
Elektra Mobility Inc.	Preferred Stock(2)	5/6/2022	38,217	25	25
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ephemeral Solutions, Inc.	Common Stock(2)	2/2/2024	135,353	1	1
				13	1
Ever/Body, Inc.	Preferred Stock	9/7/2021	357,970	175	21
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	23
FitOn, Inc.	Common Stock(2)	2/29/2024	33,548	74	74
FitOn, Inc.	Common Stock(2)	6/26/2024	3,355	7	7
				81	81
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	18	23	—
Flink SE(1)(3)(11)	Preferred Stock(2)	8/21/2024	—	—	—
				23	—
Foodology Inc.(1)(3)	Preferred Stock	3/25/2022	2,869	12	9
Headout Inc.	Common Stock	3/15/2024	8,991	58	20
Hydrow, Inc.	Common Stock	2/9/2021	74,157	70	—
Hydrow, Inc.	Preferred Stock	8/6/2021	455,798	35	—
Hydrow, Inc.	Preferred Stock	8/6/2021	284,835	25	—
Hydrow, Inc.	Preferred Stock	12/30/2024	3,911,781	16	16
				146	16
JOKR S.a.r.l.(1)(3)	Preferred Stock	5/10/2024	14,763	538	127
JOKR S.a.r.l.(1)(3)	Preferred Stock	5/10/2024	5,905	96	51
				634	178
Lower Holding Company	Preferred Stock	12/28/2022	36,608	47	26
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	9/29/2023	14,709	26	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	15,000	—	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	45,000	79	—
				125	—
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock	8/25/2023	31,796	118	75
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	28
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	8/27/2024	20,775	37	37
				67	65
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Roadsurfer GmbH(1)(3)	Preferred Stock(2)	4/23/2024	90	669	649
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	—
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Total Consumer Products and Services - 0.69%*				2,536	1,810

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee(2)	12/28/2021	—	95	233
Total Database Software - 0.10%*				116	254

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	77
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	160
				411	237
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	135
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	199
Total E-Commerce - Clothing and Accessories - 0.22%*				826	571

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/6/2021	14,143	146	44
Forum Brands, LLC	Preferred Stock(2)	12/23/2021	12,964	188	41
Forum Brands, LLC	Preferred Stock(2)	10/11/2023	2,829	42	9
				376	94
Merama Inc.	Preferred Stock(2)	4/28/2021	71,728	589	412
Total E-Commerce - Personal Goods - 0.19%*				965	506

Educational Software
Panorama Education, Inc.	Preferred Stock(2)	7/30/2024	2,577	14	14
Total Educational Software - 0.01%*				14	14

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	79
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	29
				194	108
Haven Energy Inc.	Preferred Stock(2)	8/19/2024	52,486	53	38
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	2,042
Total Energy - 0.83%*				284	2,188

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	—
Encore Music Technologies, Inc.	Preferred Stock(2)	5/16/2023	4,475	1	—
Encore Music Technologies, Inc.	Common Stock(2)	5/31/2024	79,668	1	1
				17	1
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	38
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2024	53,335	33	54
				93	92
Total Entertainment Software - 0.04%*				110	93

Environmental Services
Earth Funeral Group, Inc.	Preferred Stock	3/1/2024	143,196	63	63
Total Environmental Services - 0.02%*				63	63

Financial Software
Ocrolus Inc.	Common Stock	8/14/2024	70,132	58	58
Parker Group Inc.	Common Stock	4/6/2022	5,334	17	9
Parker Group Inc.	Common Stock	8/14/2024	2,491	5	5
				22	14
Wisetack, Inc.(1)	Common Stock	12/21/2022	23,086	84	36
Zolve Innovations Inc.	Preferred Stock(2)	7/28/2022	3,172	9	9
Total Financial Software - 0.04%*				173	117

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	4
Total General Media and Content - 0.00%*				5	4

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock(2)	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock	6/16/2023	11,186	51	1,023
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	511
OpenLoop Health, Inc.	Preferred Stock	11/20/2023	16,779	89	1,534
OpenLoop Health, Inc.	Preferred Stock	9/30/2024	43,625	315	3,989
				480	7,057
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	184,258	79	79
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	36
Wispr AI, Inc.(11)	Common Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 2.80%*				610	7,389

Healthcare Technology Systems
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	7
K Health, Inc.	Common Stock	7/14/2023	61,224	187	263
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56	228	—
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.18%*				827	465

Household Products
Grove Collaborative, Inc.	Common Stock(2)	5/27/2020	33,038	72	—
Total Household Products - 0.00%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	633
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	13
				109	646
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.38%*				307	1,013

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	53,879	38	22
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.06%*				192	157

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/19/2024	30,757	250	250
Information Technology - 0.09%*				250	250

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/27/2020	2,775	90	93
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	104
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	9/29/2023	1,951	84	83
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	4/5/2024	4,476	84	265
Total Infrastructure - 0.21%*				323	545

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	26
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock(2)	8/26/2021	32,620	34	41
Total Life and Health Insurance - 0.07%*				120	174

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock	2/28/2023	175,000	44	2
Total Medical Software and Information Services - 0.00%*				92	2

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	84
Hover Inc.	Preferred Stock	9/10/2024	9,182	18	17
Total Multimedia and Design Software - 0.04%*				95	101

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock	6/26/2023	39,890	31	34
Skyflow Inc.	Preferred Stock	9/27/2024	15,956	25	13
				56	47
Total Network Management Software - 0.09%*				236	227

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock(2)	5/16/2023	35,857	361	750
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	2,235	8	6
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	121
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	95
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	9
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	19
Relay Commerce, Inc.	Preferred Stock(2)	4/4/2024	36,200	26	26
				97	149
Total Other Financial Services - 0.39%*				639	1,026

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	—
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	3,988	8	7
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	3
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/27/2020	26,362	83	107
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/25/2022	3,279	1	11
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	6/29/2023	34,977	11	120
				95	238
Side, Inc.	Preferred Stock(2)	7/29/2020	71,501	57	265
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	100
Total Real Estate Services - 0.25%*				954	667

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	—
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	—
				60	—
Total Social/Platform Software - 0.01%*				103	25

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	62,115	132	173
Appex Group, Inc.	Preferred Stock(2)	4/14/2022	11,004	36	36
				168	209
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	45

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Software Development Applications - 0.10%*				233	254

Total Warrant Investments - 9.14%*				$14,846	$24,111

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Aerospace and Defense
Hermeus Corporation	Preferred Stock(2)	10/30/2024	17,958	$300	$299
Total Application Software - 0.11%*				300	299

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	7/18/2024	8,387	500	500
Total Application Software - 0.19%*				500	500

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	195
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	270
Tide Holdings Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	599
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.46%*				1,101	1,208

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	136
Cresta Intelligence Inc.	Preferred Stock(2)	9/30/2024	55,441	250	250
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	6
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	60
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	24
				595	90
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	3/28/2024	31,818	611	587
Quick Commerce Ltd.(1)(3)	Ordinary Shares(2)	3/28/2024	112,770,108	26	82
				637	669
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.55%*				1,987	1,444

Business/Productivity Software
AI2 Incorporated	Preferred Stock(2)	1/3/2024	280,424	830	830
Ao1 Holdings Inc.	Preferred Stock(2)	12/13/2024	16,573	50	50
Total Business/Productivity Software - 0.33%*				880	880

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	179
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	130
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	319
Total Business to Business Marketplace - 0.24%*				950	628

Computer Hardware
Quantum Circuits, Inc.	Preferred Stock(2)	4/17/2024	17,612	50	50
Total Computer Hardware - 0.02%*				50	50

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	191
Total Consumer Finance - 0.07%*				100	191

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	13
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	1
				100	14
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	88
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	52
GrubMarket, Inc.	Common Stock(2)	8/2/2024	—	4,178	4,178
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	610,584	166	5

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	327,630	165	4
				331	9
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,688	375	202
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,575	75	57
				450	259
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	219
TMRW Sports, Inc.	Preferred Stock(2)	11/9/2023	40,174	500	500
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 2.14%*				6,471	5,651

Database Software
ON-0731 Fund II LP(1)	Limited Partnership Interests(2)	8/29/2024	—	250	250
Total Database Software - 0.09%*				250	250

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	25
Merama Inc.	Preferred Stock(2)	4/30/2021	5,433	31	51
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	57
Merama Inc.	Preferred Stock(2)	9/13/2021	3,862	62	53
				106	161
Total E-Commerce - Personal Goods - 0.07%*				196	186

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.11%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	105
Haven Energy Inc.	Preferred Stock(2)	10/9/2024	37,489	77	77
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	699	1,604
Total Energy - 0.68%*				943	1,786

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	143
Total Financial Services -0.05%*				150	143

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products -0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	323
Total Healthcare Services - 0.19%*				720	511

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.06%*				150	150

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/9/2024	30,757	500	500
Total Information Technology - 0.19%*				500	500

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	131
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	101
Total Infrastructure - 0.09%*				161	232

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.03%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	65
Total Multimedia and Design Software - 0.02%*				58	65

Network Management Software
Skyflow Inc.	Preferred Stock(2)	1/22/2024	19,945	62	62
Skyflow Inc.	Preferred Stock(2)	9/27/2024	143,604	450	450
Total Network Management Software - 0.19%*				512	512

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	7
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	769
Total Other Financial Services - 0.29%*				698	776

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	190
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	68
Total Real Estate Services - 0.11%*				592	301

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	151
Total Software Development Applications - 0.06%*				250	151

Total Equity Investments - 6.43%*				$18,028	$16,948

Total Investments in Portfolio Companies - 136.44%*(4)(5)				$372,310	$359,897

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM	$40,829	$40,829
Total Cash Equivalents - 15.48%*			$40,829	$40,829

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Gain
British Pound Sterling (GBP)	1/27/2025	Zions Bancorporation, N.A.	£6,000	Sold	$3,260	$273
Euro (EUR)	1/27/2025	Zions Bancorporation, N.A.	€3,000	Sold	$7,779	$150
Total Foreign Currency Forward Contracts - 0.16%*					$11,039	$423
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
•For each debt investment tied to the Prime rate (“Prime”), as of March 31, 2025 and December 31, 2024, Prime was 7.50%. As of March 31, 2025, approximately 82.3%, or $274.3 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2024, approximately 82.5%, or $278.4 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.
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
March 31, 2025
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2025, including the significant accounting policies described in “Note 2. Significant Accounting Policies” in the Company’s consolidated financial statements included therein.
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrual are included in the Company’s consolidated financial statements and summarized in the table below:

	For the Three Months Ended March 31,
Base Management and Incentive Fees (in thousands)	2025	2024
Base management fee	$1,531	$1,548
Income incentive fee	$—	$—
Capital gains incentive fee	$—	$—
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
For the three months ended March 31, 2025 and 2024, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.6 million and $0.6 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of March 31, 2025 and December 31, 2024. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$304,515	$304,515	$—	$—	$318,838	$318,838
Warrant investments	—	—	24,918	24,918	—	—	24,111	24,111
Equity investments	—	—	17,391	17,391	—	—	16,948	16,948
Total portfolio company investments	$—	$—	$346,824	$346,824	$—	$—	$359,897	$359,897
Derivative instruments(1)	—	(349)	—	(349)	—	423	—	423
Total investments, including derivative instruments	$—	$(349)	$346,824	$346,475	$—	$423	$359,897	$360,320
_______________
(1)Derivative instruments are carried at fair value and a level 2 security within the Company’s fair value hierarchy.
The following table shows information about Level 3 portfolio company investments measured at fair value for the three months ended March 31, 2025 and 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2025
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2024	$318,838	$24,111	$16,948	$359,897
Funding and purchases of investments, at cost	17,147	409	592	18,148
Principal payments and sale proceeds received from investments	(19,440)	(292)	—	(19,732)
Amortization and accretion of premiums and discounts, net and end-of term payments	1,578	—	—	1,578
Realized losses on investments	(2,962)	(637)	—	(3,599)
Net change in unrealized gains (losses) included in earnings	(11,466)	1,327	(149)	(10,288)
Payment-in-kind coupon	820	—	—	820
Transfers between investments	—	—	—	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of March 31, 2025	$304,515	$24,918	$17,391	$346,824

Net change in unrealized gains / (losses) on Level 3 investments held as of March 31, 2025	$(15,134)	$483	$(149)	$(14,800)

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2024
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2023	$375,025	$16,915	$8,255	$400,195
Funding and purchases of investments, at cost	27,035	436	1,393	28,864
Principal payments and sale proceeds received from investments	(22,318)	(6)	—	(22,324)
Amortization and accretion of premiums and discounts, net and end-of term payments	1,198	—	—	1,198
Realized losses on investments	(3,208)	(94)	—	(3,302)
Net change in unrealized gains (losses) included in earnings	(1,829)	(861)	(7)	(2,697)
Payment-in-kind coupon	885	—	—	885
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of March 31, 2024	$376,788	$16,390	$9,641	$402,819

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2024	$(2,713)	$(355)	$(7)	$(3,075)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the three months ended March 31, 2025 or the three months ended March 31, 2024.
Realized gains and losses are included in “net realized losses on investments” in the consolidated statements of operations.
For the three months ended March 31, 2025 and 2024, the Company recognized net realized losses of $3.1 million and $3.6 million, respectively.
Unrealized gains and losses are included in “net change in unrealized losses on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended March 31, 2025 and 2024 totaled $11.1 million and $2.2 million, respectively, resulting primarily from market rate adjustments and foreign currency adjustments.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of March 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$293,441	Discounted Cash Flows	Discount Rate	10.32% - 56.98%	19.06%
	11,074	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	20.00% - 100.00%	80.64%
Warrant investments	24,918	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	5.08x
			Volatility	35.00% - 90.00%	65.41%
			Term	0.50 - 5.50 Years	3.39 Years
			Risk Free Rate	0.17% - 4.87%	3.52%
Equity investments	17,391	Black Scholes Option Pricing Model	Volatility	40.00% - 90.00%	56.64%
			Term	1.75 - 4.00 Years	3.08 Years
			Risk Free Rate	0.46% - 4.86%	3.35%
			Revenue Multiples	0.70x - 11.00x	2.42x
Total portfolio company investments	$346,824

Level 3 Investments (dollars in thousands)	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$311,488	Discounted Cash Flows	Discount Rate	10.12% - 37.73%	18.04%
	7,350	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	25.00% - 100.00%	78.37%
Warrant investments	24,111	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	3.80x
			Volatility	35.00% - 90.00%	65.44%
			Term	0.50 - 5.50 Years	3.40 Years
			Risk Free Rate	0.17% - 4.87%	3.64%
Equity investments	16,948	Black Scholes Option Pricing Model	Volatility	50.00% - 90.00%	56.78%
			Term	1.75 - 4.00 Years	3.08 Years
			Risk Free Rate	0.46% - 4.86%	3.35%
			Revenue Multiples	0.70x - 11.00x	2.34x
Total portfolio company investments	$359,897
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The notional amounts as of March 31, 2025 and December 31, 2024, as shown in the Consolidated Schedule of Investments, are representative of the average volume throughout the three months ended March 31, 2025 and year ended December 31, 2024, respectively. The following table shows a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of March 31, 2025 and December 31, 2024:

		Fair Value as of
Derivative Instrument	Statement Location	March 31, 2025	December 31, 2024
Foreign currency forward contracts	Other accrued expenses and liabilities	$(349)	$—
Foreign currency forward contracts	Prepaid expenses and other assets	—	423
Total		$(349)	$423
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during three months ended March 31, 2025 and 2024 are in the following locations in the Consolidated Statements of Operations:

		For the Three Months Ended March 31,
Derivative Instrument	Statement Location	2025	2024
Foreign currency forward contracts	Net realized gains/(losses) on investments	$478	$(329)
Foreign currency forward contracts	Net change in unrealized gains/(losses) on investments	(772)	471
Total		$(294)	$142
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables show the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2025 and December 31, 2024:

As of March 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$(349)	$—	$—	$—	$(349)
Total	$(349)	$—	$—	$—	$(349)

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$423	$—	$—	$—	$423
Total	$423	$—	$—	$—	$423

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of March 31, 2025 and December 31, 2024:

Liability (in thousands)	March 31, 2025			December 31, 2024
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	$88,000	$162,000	$250,000	$88,000	$162,000
2027 Notes	75,000	75,000	—	75,000	75,000	—
Total	$325,000	$163,000	$162,000	$325,000	$163,000	$162,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

	For the Three Months Ended March 31,
Interest Expense and Amortization of Fees (in thousands)	2025	2024
Revolving Credit Facility
Interest cost	$2,521	$2,081
Unused fee	203	205
Amortization of costs and other fees	250	250
Revolving Credit Facility Total	$2,974	$2,536

2027 Notes
Interest cost	$1,098	$1,099
Amortization of costs and other fees	48	45
2027 Notes Total	$1,146	$1,144

Total interest expense and amortization of fees	$4,120	$3,680
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. As of March 31, 2025, commitments available total $250.0 million from four lenders—DBNY, MUFG, KeyBank National Association (“KeyBank”) and Axos Bank—subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
The revolving period under the Credit Facility is scheduled to expire on July 15, 2025, subject to an extension with the consent of the lenders and early termination if an event of default occurs or other adverse events, specified in the Receivables Financing Agreement, occur. The scheduled maturity date for the Credit Facility is January 15, 2027, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50% and are subject to certain minimum principal utilization amounts during the revolving period. As of March 31, 2025, the applicable margin is equal to 3.25% during the revolving period and increases to 4.25% during the amortization period.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants under the Credit Facility.
As of March 31, 2025 and December 31, 2024, the Company had outstanding borrowings under the Credit Facility of $88.0 million and $88.0 million, respectively, excluding deferred credit facility costs of $1.8 million and $2.0 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three months ended March 31, 2025 and 2024, the Company had average outstanding borrowings under the Credit Facility of $88.0 million and $87.5 million, respectively, at a weighted average interest rate of 7.56% and 8.58%, respectively. As of March 31, 2025 and December 31, 2024, $239.3 million and $260.8 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility.
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
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and minimum stockholders’ equity requirement of $142.8 million, as adjusted upward by an amount equal to 65% of the net proceeds from the issuance of shares of the Company’s common stock subsequent to December 31, 2021. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.4 million and $0.5 million of deferred issuance cost as of March 31, 2025 and December 31, 2024, respectively, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of March 31, 2025 and December 31, 2024, the fair value of the 2027 Notes was $74.8 million and $72.3 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of March 31, 2025 and December 31, 2024:

Liability (in thousands)	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$88,000	$88,000	$—	$—	$88,000	$88,000
2027 Notes	—	—	74,796	74,796	—	—	72,277	72,277
Total	$—	$—	$162,796	$162,796	$—	$—	$160,277	$160,277
Note 7. Commitments and Contingencies
Commitments
As of March 31, 2025 and December 31, 2024, the Company’s unfunded commitments totaled $70.6 million to 21 portfolio companies and $67.1 million to 22 portfolio companies, respectively, of which $5.0 million and none, respectively, were dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Activehours, Inc.	$10,000	$41	$10,000	$41
Etched.ai, Inc.	10,000	350	10,000	350
Eridu Corporation	7,000	110	—	—
Thoughtspot, Inc.	7,000	119	—	—
Luxury Presence, Inc.	5,500	47	5,500	47
Cresta Intelligence, Inc.	5,000	16	5,000	16
Muon Space, Inc.	5,000	78	5,000	78
Earth Funeral Group, Inc.	5,000	112	—	—
Thoughtful Automation, Inc.	4,061	39	4,061	39
Ao1 Holdings, Inc.	2,280	34	2,280	34
Hermeus Corporation	2,272	26	3,212	36
Ocrolus Inc.	1,714	22	1,714	22
Planet A Foods GmbH	1,248	25	1,198	24
Hover Inc.	1,000	14	1,000	14
Quantum Circuits, Inc.	1,000	10	1,000	10
Worldwide Freight Logistics Ltd.	724	4	351	4
Workmate Labs, Inc.	500	2	500	2
Mirelo AI GmbH	449	10	862	17
Hydrow Inc.	439	—	324	—
Flashparking, Inc.	250	1	250	1
Panorama Education, Inc.	190	2	2,140	2
Karat Financial Technologies, Inc.	—	—	6,719	84
Haven Energy Inc.	—	—	2,700	67
Join Digital, Inc.	—	—	2,100	41
Overtime Sports, Inc.	—	—	1,143	8
Ephemeral Solutions, Inc.	—	—	—	1
Encore Music Technologies, Inc.	—	2	—	2
Total	$70,627	$1,064	$67,054	$940
_______________
(1)As of March 31, 2025 and December 31, 2024, the Company did not have any backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
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

	For the Three Months Ended March 31,
Commitments Activity (in thousands)	2025	2024
Unfunded commitments at beginning of period(1)	$67,054	$72,193
New commitments(1)	28,000	24,136
Fundings	(17,494)	(28,606)
Repayments under existing revolvers	839	—
Expirations / Terminations	(7,862)	(17,003)
Foreign currency adjustments	90	(4)
Unfunded commitments and backlog of potential future commitments at end of period	$70,627	$50,716
Backlog of potential future commitments	—	—
Unfunded commitments at end of period	$70,627	$50,716
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of March 31, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	March 31, 2025	December 31, 2024
Dependent on milestones	$5,000	$—
Expiring during:
2025	47,024	55,989
2026	23,603	11,065
Unfunded commitments	$70,627	$67,054
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of March 31, 2025 and December 31, 2024, the Company did not have any backlog of potential future commitments.
Note 8. Financial Highlights
The following table shows the financial highlights for the three months ended March 31, 2025 and 2024:

	For the Three Months ended March 31,
Financial Highlights (in thousands, except share and per share data)	2025	2024
Per Share Data(1)
Net asset value at beginning of period	$11.11	$12.24
Changes in net asset value due to:
Net investment income	0.22	0.41
Net realized gains/(losses) on investments	(0.13)	(0.15)
Net change in unrealized losses on investments	(0.47)	(0.10)
Net asset value at end of period	$10.73	$12.40

Net investment income per common share	0.22	$0.41
Net increase (decrease) in net assets resulting from operations per common share	$(0.38)	$0.16
Weighted average shares of common stock outstanding for period	23,689,363	23,689,363
Shares of common stock outstanding at end of period	23,689,363	23,689,363

Ratios / Supplemental Data(2)
Net asset value at end of period	$254,793	$294,306
Average net asset value	$262,610	$292,963
Total return based on net asset value per share(3)	(3.4)%	1.3%
Net investment income to average net asset value(4)	8.0%	13.2%
Net increase (decrease) in net assets to average net asset value(4)	(13.9)%	5.2%
Ratio of expenses to average net asset value(4)	10.4%	9.2%
Operating expenses excluding incentive fees to average net asset value(4)	10.4%	9.2%
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
(4)Percentage is presented on an annualized basis.
The following table shows the weighted average portfolio yield on debt investments for the three months ended March 31, 2025 and 2024:

	For the Three Months ended March 31,
Ratios (Percentages, on an annualized basis)(1)	2025	2024
Weighted average portfolio yield on debt investments(2)	13.4%	15.7%
Coupon income	10.5%	12.3%
Accretion of discount	1.0%	1.1%
Accretion of end-of-term payments	1.5%	1.8%
Impact of prepayments during the period	0.4%	0.5%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the periods presented:

	For the Three Months Ended March 31,
Basic and Diluted Share Information (in thousands, except share and per share data)	2025	2024
Net investment income	$5,206	$9,636
Net increase (decrease) in net assets resulting from operations	$(8,974)	$3,779
Basic and diluted weighted average shares of common stock outstanding	23,689,363	23,689,363
Basic and diluted net investment income per share of common stock	$0.22	$0.41
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$(0.38)	$0.16
Note 10.    Equity
During each of the three months ended March 31, 2025 and 2024, the Company did not issue any shares of common stock through the Company’s private placement offering.
As of both March 31, 2025 and December 31, 2024, the Company had 23,689,363 shares of common stock outstanding. As of both March 31, 2025 and December 31, 2024, the Company had 525 shares of its Series A Preferred Stock outstanding.
As of March 31, 2025, the Company had received capital commitments totaling $386.8 million, of which $354.7 million had been funded, with the Company’s stockholders released from funding obligations for any remaining undrawn capital commitments effective upon the expiration of the Company’s investment period in December 2023, subject to limited exceptions set forth in the stockholders’ subscription agreements with the Company.
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
For the tax years ended December 31, 2024 and 2023, the Company was subject to a 4% U.S. federal excise tax, and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with U.S. income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $0.3 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to March 31, 2025:

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
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three months ended March 31, 2025. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
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
Note 13. Subsequent Events
Distribution
On May 15, 2025, the Board declared a $0.35 per share distribution to the Company’s common stockholders, payable on May 23, 2025 to stockholders of record on May 16, 2025.

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

•disruptions related to tariffs and other trade or sanctions issues, which may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States;
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
Our investment objective is to maximize our total return to shareholders primarily in the form of current income from our secured loans, and, to a lesser extent, through capital gains from equity “kickers” in the form of warrants and direct equity investments.
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

The following tables show certain information relating to the composition of our portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$336,579	$304,515	$(32,064)	189	74
Warrant investments	14,326	24,918	10,592	206	147
Equity investments	18,621	17,391	(1,230)	72	58
Total investments in portfolio companies	$369,526	$346,824	$(22,702)	467	166	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2024
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$339,436	$318,838	$(20,598)	192	75
Warrant investments	14,846	24,111	9,265	204	146
Equity investments	18,028	16,948	(1,080)	69	55
Total investments in portfolio companies	$372,310	$359,897	$(12,413)	465	160	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$63,267	18.2%
E-Commerce - Clothing and Accessories	28,855	8.3
Business Products and Services	23,033	6.6
Real Estate Services	22,583	6.5
Healthcare Services	21,636	6.2
Business/Productivity Software	21,573	6.2
Business Applications Software	21,354	6.2
E-Commerce - Personal Goods	20,127	5.8
Healthcare Technology Systems	14,171	4.1
Energy	13,010	3.8
Information Services (B2C)	9,364	2.7
Consumer Non-Durables	8,934	2.6
Aerospace and Defense	8,551	2.5
Other Financial Services	7,859	2.3
Communications and Networking	7,025	2.0
Network Management Software	5,745	1.7
Computer Hardware	5,572	1.6
Database Software	5,473	1.6
Social/Platform Software	5,471	1.6
Educational Software	5,127	1.5
Financial Software	4,968	1.4
Multimedia and Design Software	4,146	1.2
Environmental Services	4,121	1.2
Medical Software and Information Services	2,748	0.8
Entertainment Software	2,672	0.8
Application Software	2,341	0.7
Consumer Finance	1,480	0.4
Life and Health Insurance	1,298	0.4
Human Capital Services	790	0.2
Infrastructure	777	0.2
Information Technology	750	0.2
Business to Business Marketplace	704	0.2
Elder and Disabled Care	486	0.1
Software Development Applications	405	0.1
Financial Services	143	*
General Media and Content	104	*
Communication Software	54	*
Logistics	51	*
Food Products	50	*
Commercial Services	6	*
Total portfolio company investments	$346,824	100.0%

_______________
*Amount represents less than 0.05% of total investments at fair value.

	December 31, 2024
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$75,970	21.1%
E-Commerce - Clothing and Accessories	28,838	8.0
Business/Productivity Software	27,182	7.6
Business Products and Services	23,846	6.6
Real Estate Services	22,148	6.2
Healthcare Services	21,941	6.1
Business Applications Software	21,051	5.8
E-Commerce - Personal Goods	20,038	5.6
Healthcare Technology Systems	14,496	4.0
Energy	10,347	2.9
Information Services (B2C)	9,448	2.6
Consumer Non-Durables	8,875	2.5
Computer Hardware	8,317	2.3
Other Financial Services	8,058	2.2
Aerospace and Defense	7,772	2.2
Network Management Software	5,727	1.6
Social/Platform Software	5,639	1.6
Communications and Networking	4,947	1.4
Financial Software	4,946	1.4
Human Capital Services	4,381	1.2
Multimedia and Design Software	4,130	1.1
Environmental Services	4,003	1.1
Educational Software	3,170	0.9
Entertainment Software	2,982	0.8
Medical Software and Information Services	2,701	0.8
Application Software	2,503	0.7
Life and Health Insurance	1,286	0.4
Consumer Finance	1,121	0.3
Infrastructure	777	0.2
Information Technology	750	0.2
Business to Business Marketplace	704	0.2
Database Software	504	0.1
Elder and Disabled Care	486	0.1
Software Development Applications	405	0.1
Financial Services	143	*
General Media and Content	104	*
Communication Software	54	*
Logistics	51	*
Food Products	50	*
Commercial Services	6	*
Total portfolio company investments	$359,897	100.0%
_____________
*Amount represents less than 0.05% of total investments at fair value.
The following table shows the financing product type of our debt investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$291,256	95.7%	$295,830	92.8%
Revolver loans	12,195	4.0	21,987	6.9
Convertible notes	1,064	0.3	1,021	0.3
Total debt investments	$304,515	100.0%	$318,838	100.0%
Growth capital loans in which the borrower held a term loan facility with another lender, with or without an accompanying revolving loan, in priority to our senior lien represented 11.6% and 24.3% of our debt investments at fair value as of March 31, 2025 and December 31, 2024, respectively.

Investment Activity
During the three months ended March 31, 2025, we entered into debt commitments with 4 new portfolio companies and 1 existing portfolio company totaling $28.0 million, funded debt investments to 8 portfolio companies for $17.5 million in principal value, acquired warrant investments representing $0.4 million of fair value and made direct equity investments of $0.4 million. Debt investments funded during the three months ended March 31, 2025 carried a weighted average annualized portfolio yield of 13.2% at origination.
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
During the three months ended March 31, 2025, we received $5.6 million of principal prepayments and early repayments from 2 portfolio companies and $12.0 million of scheduled principal amortization. During the three months ended March 31, 2024, we received $13.2 million of principal prepayments and early repayments from 2 portfolio companies and $7.4 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Beginning portfolio at fair value	$359,897	$400,196
New debt investments, net(1)	17,147	27,035
Scheduled principal amortization	(12,045)	(7,355)
Principal prepayments and early repayments	(5,625)	(13,196)
Accretion of debt investment fees	1,578	1,198
Payment-in-kind coupon	820	885
New warrant investments	409	435
New equity investments	592	1,392
Proceeds and dispositions from investments	(2,062)	(1,773)
Net realized losses	(3,599)	(3,302)
Net unrealized losses on investments	(10,288)	(2,696)
Ending portfolio at fair value	$346,824	$402,819
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
The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the periods presented:

	For the Three Months Ended March 31,
Commitments and Fundings (in thousands)	2025	2024
Debt Commitments
New portfolio companies	$23,000	$14,000
Existing portfolio companies	5,000	10,137
Total(1)	$28,000	$24,137

Funded Debt Investments	$17,492	$29,241

Equity Investments	$400	$1,392
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of March 31, 2025 and December 31, 2024, we did not have any backlog of potential future commitments.

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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$25,983	8.5%	7	$21,470	6.7%	4
White (2)	251,348	82.6	51	267,419	83.9	56
Yellow (3)	6,643	2.2	3	11,966	3.8	4
Orange (4)	17,382	5.7	10	16,888	5.3	9
Red (5)	3,159	1.0	3	1,095	0.3	2
Total	$304,515	100.0%	74	$318,838	100.0%	75
As of March 31, 2025 and December 31, 2024, the weighted average credit ranking of our debt investment portfolio was 2.08 and 2.09, respectively. During the three months ended March 31, 2025, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: three portfolio companies with an aggregate principal balance of $5.8 million were upgraded from White (2) to Clear (1), one portfolio company with a principal balance of $2.6 million was downgraded from Yellow (3) to Orange (4), and two portfolio companies with an aggregate principal balance of $14.0 million were downgraded from White (2) to Red (5).
As of March 31, 2025, we had investments in 12 portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $40.8 million and $19.0 million, respectively. As of December 31, 2024, we had investments in 10 portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $28.4 million and $16.5 million, respectively.
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
For the three months ended March 31, 2025, our net decrease in net assets resulting from operations was $9.0 million, compared to a net increase of $3.8 million for the three months ended March 31, 2024, which was comprised of $5.2 million and $9.6 million, respectively, of net investment income and $14.2 million and $5.9 million of net realized and unrealized losses, respectively. On a per common share basis for the three months ended March 31, 2025 and 2024, net investment income was $0.22 and $0.41, respectively, and our net increase/(decrease) in net assets from operations was $(0.38) and $0.32, respectively.
Investment Income

Total investment and other income for the three months ended March 31, 2025 and 2024 was $12.0 million and $16.3 million, respectively. The decrease in total investment and other income for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, is due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio and a lower weighted average portfolio yield on our income-bearing debt investment portfolio.
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
Total operating expenses for the three months ended March 31, 2025 and 2024 were $6.8 million and $6.7 million, respectively.
Base management fees for the three months ended March 31, 2025 and 2024 were $1.5 million and $1.5 million, respectively. Base management fees remained flat during the 2025 period, as we did not issue common stock during the period.
We did not incur an income incentive fee for the three months ended March 31, 2025 and 2024, for which periods the income incentive fees were reduced by a de minimis amount and $1.9 million, respectively, due to the total return requirement under the Advisory Agreement. We did not incur a capital gains incentive fee during the three months ended March 31, 2025 or the three months ended March 31, 2024, primarily due to the current and cumulative realized and unrealized losses we recorded on our investment portfolio during the periods. See “Note 3. Related Party Agreements and Transactions” to our unaudited financial statements with respect to the capital gains incentive fee expense accruals.
For the three months ended March 31, 2025 and 2024, interest and fees on our borrowings totaled $4.1 million and $3.7 million, respectively. The increase in interest and fees on our borrowings increased primarily due to the minimum utilization fee we are charged under the Credit Facility, as while the weighted average borrowings outstanding under the Credit Facility during 2025 was relatively flat compared to 2024, our advances under the Credit Facility were below the minimum principal utilization threshold during the 2025 period.
For the three months ended March 31, 2025 and 2024, expenses under the Administration Agreement and general and administrative expenses totaled $1.1 million and $1.5 million, respectively.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized losses on investments” in the consolidated statements of operations.
For the three months ended March 31, 2025, we recognized net realized losses of $3.1 million, primarily due to the write-offs of investments in certain portfolio companies, in addition to foreign currency adjustments. For the three months ended March 31, 2024, we recognized net realized losses of $3.6 million, primarily due to the write-offs of investments in certain portfolio companies, in addition to foreign currency adjustments.
Unrealized gains and losses are included in “net change in unrealized losses on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended March 31, 2025 totaled $11.1 million, resulting primarily from market rate adjustments and foreign currency adjustments. Net change in unrealized losses during the three months ended March 31, 2024 totaled $2.2 million, resulting primarily from market rate adjustments and foreign currency adjustments, partially offset by the reversal of previously recognized unrealized losses on investments that were written off in the period.
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
The following table shows the weighted average annualized portfolio yield on our debt investments, excluding non-income producing investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

	For the Three Months Ended March 31,
Ratios (Percentages, on an annualized basis)(1)	2025	2024
Weighted average portfolio yield on debt investments(2)	13.4%	15.7%
Coupon income	10.5%	12.3%
Accretion of discount	1.0%	1.1%
Accretion of end-of-term payments	1.5%	1.8%
Impact of prepayments during the period	0.4%	0.5%
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
For the three months ended March 31, 2025 and 2024, our total return based on the change in net asset value was (3.4)% and 1.3%, respectively. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period. The total return is for the period shown and is not annualized.
The following table shows our return on average total assets and return on average net asset value for the periods indicated:

	For the Three Months Ended March 31,
Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	2025	2024
Net investment income	$5,206	$9,636
Net increase (decrease) in net assets	$(8,974)	$3,779

Average net asset value(2)	$262,610	$292,963
Average total assets(2)	$432,406	$460,898

Net investment income to average net asset value(3)	8.0%	13.2%
Net increase (decrease) in net assets to average net asset value(3)	(13.9)%	5.2%

Net investment income to average total assets(3)	4.9%	8.4%
Net increase (decrease) in net assets to average total assets(3)	(8.4)%	3.3%
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

Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our investment portfolio, including our investment valuation policy (which has been approved by the Board), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
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
As of March 31, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 81.3% of our total assets, as compared to 82.8% of our total assets as of December 31, 2024.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 11, 2025 and “Note 4. Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.
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
Cash Flows
During the three months ended March 31, 2025, net cash provided by operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $2.2 million. We did not have any net cash provided by, or used in, financing activities during the three months ended March 31, 2025. As of March 31, 2025, cash and cash equivalents, including restricted cash, was $72.0 million.
During the three months ended March 31, 2024, net cash used in operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $5.5 million. We did not have any net cash provided by, or used in, financing activities during the three months ended March 31, 2024. As of March 31, 2024, cash, including restricted cash, was $55.3 million.
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
As of March 31, 2025, we had received capital commitments totaling $386.8 million in connection with our private offering of common stock, of which $354.7 million had been funded. Upon termination of our investment period, which occurred on December 19, 2023, our stockholders were released from funding obligations for any remaining undrawn capital commitments under their respective subscription agreements with us, subject to limited exceptions set forth in the subscription agreements.

Credit Facility
We have $250.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The revolving period under the Credit Facility is scheduled to expire on July 15, 2025 and the maturity date of the Credit Facility is scheduled for January 15, 2027. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50%, and are subject to certain minimum principal utilization amounts during the revolving period. As of March 31, 2025, the applicable margin is equal to 3.25% during the revolving period and increases to 4.25% during the amortization period. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of March 31, 2025 and December 31, 2024, we had outstanding borrowings of $88.0 million and $88.0 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $1.8 million and $2.0 million, respectively, which are included as assets in the consolidated statements of assets and liabilities. As of each of March 31, 2025 and December 31, 2024, we had $162.0 million of remaining capacity on our Credit Facility.
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
Series A Preferred Stock
On May 27, 2020, we sold 525 shares of Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) at a price of $1,000.00 per share, resulting in gross proceeds of $525,000. Distributions, including the payment of dividends and distribution of our assets upon dissolution, liquidation, or winding up, on the Series A Preferred Stock are senior to all other classes and series of our common stock to the extent of the aggregate liquidation preference of the Series A Preferred Stock ($1,000 per share, or the “Liquidation Value”) and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Stock. Dividends on each share of the Series A Preferred Stock are payable semiannually on June 30 and December 31 of each year and accrue at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon, from and including the date of issuance to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such share of Series A Preferred Stock is redeemed. Such dividends are generally cumulative with the result that all accrued and unpaid dividends must be fully paid or declared with funds irrevocably set apart for payment for all past dividend periods before any dividend, distribution or payment may be made to holders of outstanding shares of our common stock. See “Liquidity and Capital Resources - Capital Resources and Borrowings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information regarding the Series A Preferred Stock.
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to the aggregate amount of our senior securities, which generally includes all of our borrowings and any preferred stock, of at least 150%. As of March 31, 2025, our asset coverage for total borrowings and other senior securities was 255%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2025 and December 31, 2024, our unfunded commitments totaled $70.6 million and $67.1 million, respectively, of which $5.0 million and none, respectively, were dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of March 31, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	March 31, 2025	December 31, 2024
Activehours, Inc.	$10,000	$10,000
Etched.ai, Inc.	10,000	10,000
Eridu Corporation	7,000	—
Thoughtspot, Inc.	7,000	—
Luxury Presence, Inc.	5,500	5,500
Cresta Intelligence, Inc.	5,000	5,000
Muon Space, Inc.	5,000	5,000
Earth Funeral Group, Inc.	5,000	—
Thoughtful Automation, Inc.	4,061	4,061
Ao1 Holdings, Inc.	2,280	2,280
Hermeus Corporation	2,272	3,212
Ocrolus Inc.	1,714	1,714
Planet A Foods GmbH	1,248	1,198
Hover Inc.	1,000	1,000
Quantum Circuits, Inc.	1,000	1,000
Worldwide Freight Logistics Ltd.	724	351
Workmate Labs, Inc.	500	500
Mirelo AI GmbH	449	862
Hydrow Inc.	439	324
Flashparking, Inc.	250	250
Panorama Education, Inc.	190	2,140
Karat Financial Technologies, Inc.	—	6,719
Haven Energy Inc.	—	2,700
Join Digital, Inc.	—	2,100
Overtime Sports, Inc.	—	1,143
Ephemeral Solutions, Inc.	—	—
Encore Music Technologies, Inc.	—	—
Total	$70,627	$67,054

_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
During the three months ended March 31, 2025 and the year ended December 31, 2024, $7.9 million and $34.8 million of unfunded commitments expired or were terminated, respectively. The following table shows additional information on our unfunded commitments regarding milestones and expirations as of March 31, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	March 31, 2025	December 31, 2024
Dependent on milestones	$5,000	$—
Expiring during:
2025	47,024	55,989
2026	23,603	11,065
Total	$70,627	$67,054
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to March 31, 2025:

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
As of March 31, 2025, we estimated that we had undistributed taxable earnings from distributable earnings of $14.6 million, or $0.62 per common share.

Recent Accounting Pronouncements
None.
Recent Developments
Distribution
On May 15, 2025, our Board declared a $0.35 per share distribution to our common stockholders, payable on May 23, 2025 to stockholders of record on May 16, 2025.
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
As of March 31, 2025, a majority of the debt investments (approximately 82.3%, or $274.3 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including SOFR.
As of March 31, 2025, our floating rate borrowings totaled $88.0 million, which represented 54.0% of our outstanding debt as of March 31, 2025. As of March 31, 2025, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of March 31, 2025 was 7.50%, which is at or above the interest-rate floors applicable to a majority of our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of March 31, 2025. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of March 31, 2025, our interest expense on floating rate borrowings will increase if rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the March 31, 2025 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$6,423	$(3,750)	$2,673
Up 200 basis points	$4,034	$(2,500)	$1,534
Up 100 basis points	$1,645	$(1,250)	$395
Up 50 basis points	$699	$(625)	$74
Down 50 basis points	$(484)	$625	$141
Down 100 basis points	$(862)	$1,250	$388
Down 200 basis points	$(1,447)	$2,500	$1,053
Down 300 basis points	$(1,882)	$3,750	$1,868
This analysis is indicative of the potential impact on our investment income as of March 31, 2025, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after March 31, 2025 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. As of March 31, 2025, we had no interest rate hedging transactions in place, but may seek to enter into such transactions in the future.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. During the three months ended March 31, 2025, we entered into foreign currency forward contracts to limit our foreign currency exposure with respect to the British Pound Sterling and Euro and may seek to enter into similar transactions in the future. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
Hedging Market Risk
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

Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended March 31, 2025 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the SEC on March 11, 2025) which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. Similarly, we did not repurchase any shares of our equity securities during the quarter ended March 31, 2025.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

TriplePoint Private Venture Credit Inc.

Date: May 15, 2025	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer
(Principal Financial and Accounting Officer)