Form 10-Q
period 2025-06-30
TriplePoint Private Venture Credit Inc.
filed 2025-08-12
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of August 12, 2025, the registrant had 23,689,363 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments at fair value (amortized cost of $348,449 and $372,310, respectively)	$335,237	$359,897
Cash and cash equivalents	12,502	41,222
Restricted cash	2,012	28,580
Deferred credit facility costs	1,546	2,019
Prepaid expenses and other assets	2,534	2,979
Total assets	$353,831	$434,697

Liabilities
Revolving Credit Facility	$23,000	$88,000
2027 Notes, net	74,633	74,536
Base management fee payable	1,548	1,560
Other accrued expenses and liabilities	5,146	6,819
Total liabilities	$104,327	$170,915
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	237	237
Paid-in capital in excess of par value	351,766	351,766
Total distributable loss	(102,499)	(88,221)
Total net assets	$249,504	$263,782
Total liabilities and net assets	$353,831	$434,697

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	23,689,363	23,689,363
Net asset value per common share	$10.51	$11.11

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment income
Interest income from investments	$10,710	$15,135	$21,716	$30,284
Payment-in-kind interest income	2,235	954	3,055	1,839
Other income
Expirations/terminations of unfunded commitments	415	46	507	196
Other fees	167	306	208	457
Total investment and other income	13,527	16,441	25,486	32,776

Operating expenses
Base management fee	1,548	1,548	3,078	3,095
Interest expense and amortization of fees	4,151	3,947	8,272	7,627
Administration agreement expenses	569	590	1,120	1,172
General and administrative expenses	518	688	1,068	1,576
Total operating expenses	6,786	6,773	13,538	13,470

Net investment income	6,741	9,668	11,948	19,306

Net realized and unrealized losses
Net realized losses on investments	(13,236)	(3,347)	(16,356)	(6,978)
Net change in unrealized gains (losses) on investments	9,512	(1,666)	(1,547)	(3,892)
Net realized and unrealized losses	(3,724)	(5,013)	(17,903)	(10,870)

Net increase (decrease) in net assets resulting from operations	$3,017	$4,655	$(5,955)	$8,436

Net investment income per common share	$0.28	$0.41	$0.50	$0.81
Net increase (decrease) in net assets per common share	$0.13	$0.20	$(0.25)	$0.35
Weighted average shares of common stock outstanding	23,689,363	23,689,363	23,689,363	23,689,363

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

				Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
Common stock		Preferred stock
Shares	Par value	Shares	Par value

Balance at March 31, 2024	23,689,363	$237	525	$—	$352,037	$(57,968)	$294,306
Common stock distributions from distributable earnings	—	—	—	—	—	(11,134)	(11,134)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	4,655	4,655
Balance at June 30, 2024	23,689,363	$237	525	$—	$352,037	$(64,462)	$287,812

Balance at December 31, 2023	23,689,363	$237	525	$—	$352,037	$(61,732)	$290,542
Common stock distributions from distributable earnings	—	—	—	—	—	(11,134)	(11,134)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(32)	(32)
Net increase in net assets resulting from operations	—	—	—	—	—	8,436	8,436
Balance at June 30, 2024	23,689,363	$237	525	$—	$352,037	$(64,462)	$287,812

Balance at March 31, 2025	23,689,363	$237	525	$—	$351,766	$(97,210)	$254,793
Common stock distributions from distributable earnings	—	—	—	—	—	(8,291)	(8,291)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	3,017	3,017
Balance at June 30, 2025	23,689,363	$237	525	$—	$351,766	$(102,499)	$249,504

Balance at December 31, 2024	23,689,363	$237	525	$—	$351,766	$(88,221)	$263,782
Common stock distributions from distributable earnings	—	—	—	—	—	(8,291)	(8,291)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(32)	(32)
Net decrease in net assets resulting from operations	—	—	—	—	—	(5,955)	(5,955)
Balance at June 30, 2025	23,689,363	$237	525	$—	$351,766	$(102,499)	$249,504

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(5,955)	$8,436
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by / (used in) operating activities:
Fundings and purchases of investments	(41,845)	(63,241)
Principal payments and proceeds from investments	56,310	75,002
Payment-in-kind interest on investments	(3,055)	(1,839)
Net change in unrealized losses on investments	1,547	3,892
Net realized losses on investments	16,356	6,978
Amortization and accretion of premiums and discounts, net	(3,949)	(2,802)
Amortization of debt fees and issuance costs	583	576
Change in operating assets and liabilities:
Prepaid expenses and other assets	23	209
Base management fee payable	(12)	77
Other accrued expenses and liabilities	(1,968)	(7,578)
Net cash provided by operating activities	18,035	19,710
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	10,000	19,000
Repayments under revolving credit facility	(75,000)	(38,000)
Common stock distributions paid	(8,291)	(11,134)
Preferred stock distributions paid	(32)	(32)
Net cash used in financing activities	(73,323)	(30,166)
Net change in cash, cash equivalents and restricted cash	(55,288)	(10,456)
Cash, cash equivalents and restricted cash at beginning of period	69,802	60,845
Cash, cash equivalents and restricted cash at end of period	$14,514	$50,389

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$12,502	$41,409
Restricted cash	2,012	8,980
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$14,514	$50,389

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,735	$6,779
Excise taxes paid	$323	$572

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	10/30/2024	$2,652	$2,667	$2,667	4/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	12/13/2024	1,135	1,138	1,138	6/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	3/18/2025	941	937	937	9/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	5/30/2025	741	734	734	11/1/2028
			5,469	5,476	5,476
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	11/21/2023	838	846	846	11/30/2027
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	861	867	867	12/31/2027
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	861	867	867	12/31/2027
			2,560	2,580	2,580
Total Aerospace and Defense - 3.23%*			8,029	8,056	8,056

Business Applications Software
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% cash interest rate + 2.50% PIK interest rate, 12.75% floor)	6/26/2024	10,260	10,141	10,141	6/1/2027
Morty, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 11.00% EOT payment)	12/21/2022	7,000	7,416	6,955	12/31/2026
Simpplr Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.00% floor, 1.50% EOT payment)	4/23/2025	2,625	2,585	2,585	4/1/2026
Tide Platform Limited(1)(3)	Revolver (12.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,833	1,769	7/31/2026
Total Business Applications Software - 8.60%*			21,653	21,975	21,450

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.75% floor, 5.00% EOT payment)	8/8/2024	1,329	1,332	1,332	8/31/2027
Certamen Ventures Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 5.00% EOT payment)	11/30/2021	4,984	5,065	5,065	11/30/2026
Equafin Corp.	Growth Capital Loan (Prime + 1.25% interest rate, 8.00% floor, 3.50% EOT payment)(2)	4/17/2025	877	869	869	4/1/2028
Mirelo AI GmbH(1)(3)	Growth Capital Loan (10.00% interest rate, 6.75% EOT payment)(2)	1/15/2025	429	427	485	1/1/2028
Mirelo AI GmbH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.75% EOT payment)(2)	6/11/2025	480	471	478	6/1/2028
			909	898	963
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)(2)	5/30/2025	1,150	1,131	1,131	11/1/2027
Path Robotics, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 4.00% EOT payment)	10/3/2024	7,000	7,009	7,009	4/1/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	5/4/2022	833	719	664	12/31/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	10/19/2023	139	120	111	12/31/2028
			972	839	775
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	475	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	8	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	12/22/2023	25	25	5	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	6/14/2024	8	8	2	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	7/26/2024	25	25	5	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	11/27/2024	27	27	5	1/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
			2,549	2,596	500
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 3.00% EOT payment)(2)	6/15/2022	101	102	111	3/31/2026
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	10/20/2023	171	180	202	10/31/2026
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 13.75% floor, 6.00% EOT payment)(2)	11/15/2024	305	300	324	5/31/2028
			577	582	637
Total Business Products and Services - 7.33%*			20,347	20,321	18,281

Business/Productivity Software
Ao1 Holdings Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 7.75% floor, 3.00% EOT payment)	12/13/2024	1,320	1,314	1,314	12/1/2027
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.75% floor, 6.25% EOT payment)	12/20/2024	8,000	8,003	8,003	12/31/2027
Luxury Presence, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 9.75% floor, 5.75% EOT payment)	4/9/2024	1,500	1,516	1,516	4/1/2027
Luxury Presence, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 6.25% EOT payment)	11/27/2024	1,500	1,481	1,481	5/1/2028
Luxury Presence, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 6.25% EOT payment)(2)	6/18/2025	1,000	971	971	12/1/2028
			4,000	3,968	3,968
Manufactured Networks, Inc.(7)	Revolver (Prime + 12.25% PIK interest rate, 20.75% floor, 1.00% EOT payment)(2)	9/13/2023	2,630	2,668	1,222	6/30/2025
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 13.00% floor, 2.50% EOT payment)	6/6/2025	2,129	2,109	2,109	11/1/2028
Trustpoint, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 9.75% floor, 2.00% EOT payment)	6/16/2025	500	486	486	12/1/2027
Workmate Labs, Inc.	Growth Capital Loan (Prime + 0.85% interest rate, 7.85% floor, 2.50% EOT payment)(2)	11/20/2024	300	301	301	11/1/2027
Total Business/Productivity Software - 6.97%*			18,879	18,849	17,403

Commercial Transportation
Regent Craft Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 3.00% EOT payment)	6/2/2025	1,500	1,445	1,445	6/1/2028
Total Commercial Transportation - 0.58%*			1,500	1,445	1,445

Communications and Networking
Join Digital, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	8/6/2024	4,900	4,901	4,901	8/1/2027
Join Digital, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	1/16/2025	2,100	2,070	2,070	1/1/2028
Total Communications and Networking - 2.79%*			7,000	6,971	6,971

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	4,050	4,132	1,792	1/31/2029
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	3,375	3,443	1,494	1/31/2029
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	1,350	1,378	597	1/31/2029
			8,775	8,953	3,883
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	63	67	67	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	202	209	209	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)(2)	5/11/2023	1,000	1,049	1,049	11/30/2025
			1,265	1,325	1,325
Total Computer Hardware - 2.09%*			10,040	10,278	5,208

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 16.25% floor, 11.00% EOT payment)(2)	12/30/2021	1,000	1,093	1,093	10/31/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	185	264	264	10/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
			1,185	1,357	1,357
Trueskin GmbH(1)(3)	Growth Capital Loan (Prime + 7.10% interest rate, 10.35% floor, 10.25% EOT payment)(2)	1/9/2023	653	712	776	7/1/2026
Total Consumer Non-Durables - 0.85%*			1,838	2,069	2,133

Consumer Products and Services
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)	10/13/2022	1,106	1,147	1,390	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)	10/13/2022	669	693	840	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)	10/13/2022	727	753	910	4/30/2026
			2,502	2,593	3,140
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	4/14/2022	723	724	328	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	7/14/2022	268	266	131	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	11/14/2022	69	67	33	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	3/15/2023	529	502	246	8/31/2031
			1,589	1,559	738
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	6/27/2022	322	325	99	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	8/12/2022	107	108	33	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	12/9/2022	215	213	66	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	3/1/2023	322	318	99	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	10/5/2023	11	11	3	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	12/11/2023	18	18	5	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	2/2/2024	59	58	17	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	6/14/2024	33	31	9	6/30/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	10/15/2024	44	44	10	10/31/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	4/10/2025	45	45	10	4/30/2028
			1,176	1,171	351
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	2/29/2024	4,444	4,401	4,401	8/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	3/8/2024	556	550	550	9/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	6/28/2024	500	493	493	12/1/2027
			5,500	5,444	5,444
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	7/5/2022	1,435	1,478	1,055	8/31/2028
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	10/21/2022	1,435	1,470	1,055	8/31/2028
			2,870	2,948	2,110
Headout Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 4.25% EOT payment)	3/15/2024	2,351	2,370	2,380	3/1/2027
Hydrow, Inc.	Revolver (Prime + 2.00% interest rate, 9.75% floor, 7.00% EOT payment)	12/30/2024	5,637	5,637	5,208	12/30/2026
Hydrow, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 9.00% EOT payment)	12/30/2024	9,949	10,006	9,089	12/1/2027
			15,586	15,643	14,297
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,322	1,420	1,317	6/30/2026
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (14.50% PIK interest rate, 14.00% EOT payment)	11/3/2021	4,980	5,241	4,533	12/31/2026
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (18.25% PIK interest rate, 14.00% EOT payment)(2)	8/17/2022	1,155	1,184	1,069	12/31/2026
			7,457	7,845	6,919

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	1,666	577	348	12/31/2026
MA Micro Limited(1)(3)	Convertible Note(2)(9)	12/31/2023	1,666	1,085	1,154	12/31/2028
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	555	474	162	12/31/2028
			3,887	2,136	1,664
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	635	593	556	12/31/2026
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	356	331	334	12/31/2026
			991	924	890
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	317	349	350	6/30/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	161	169	169	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	147	153	153	2/28/2027
Planet A Foods GmbH(1)(3)	Growth Capital Loan (13.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	515	514	548	10/31/2028
Planet A Foods GmbH(1)(3)	Growth Capital Loan (14.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	425	424	452	10/31/2028
			1,565	1,609	1,672
Placemakr, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 12.00% floor, 4.50% EOT payment)	5/30/2024	2,500	2,499	2,499	5/1/2027
Placemakr, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.50% floor, 5.50% EOT payment)	5/30/2024	2,500	2,505	2,505	11/1/2026
			5,000	5,004	5,004
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	76	3/25/2023
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	5,015	4,830	5,278	4/1/2027
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	2,507	2,415	2,639	4/1/2027
			7,522	7,245	7,917
Spinn, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	—	8/31/2024
Total Consumer Products and Services - 21.08%*			59,140	57,667	52,602

Database Software
TetraScience, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.25% floor, 6.00% EOT payment)	1/24/2025	5,000	4,989	4,989	7/1/2028
Total Database Software - 2.00%*			5,000	4,989	4,989

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.50% EOT payment)	9/29/2021	8,750	8,858	8,858	11/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest rate, 2.50% EOT payment)(2)	4/25/2024	1,368	1,250	1,250	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 11.00% floor, 4.00% EOT payment)	6/30/2025	7,143	7,143	7,143	6/1/2029
Minted, Inc.	Revolver (Prime + 2.50% interest rate, 9.25% floor)	6/30/2025	1,905	1,905	1,905	12/30/2027
			9,048	9,048	9,048
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)	5/27/2021	6,500	7,072	6,767	12/31/2026
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)(2)	6/7/2022	1,000	1,059	1,041	12/31/2026
			7,500	8,131	7,808
Total E-Commerce - Clothing and Accessories - 10.81%*			26,666	27,287	26,964

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate, 5.50% EOT payment)(2)	5/14/2025	7,952	8,316	7,237	5/1/2027
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate, 5.50% EOT payment)(2)	5/14/2025	9,951	10,317	9,070	5/1/2027
Forum Brands, LLC	Growth Capital Loan (Prime + 5.75% PIK interest rate, 13.25% floor, 4.50% EOT payment)(2)	5/14/2025	2,015	2,010	1,847	5/1/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate)(2)	5/14/2025	2,314	2,311	1,954	5/1/2027
Total E-Commerce - Personal Goods - 8.06%*			22,232	22,954	20,108

Educational Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 10.50% floor, 7.50% EOT payment)	7/30/2024	3,000	3,048	3,048	1/1/2027
Panorama Education, Inc.	Revolver (Prime + 1.00% interest rate, 9.50% floor, 4.00% EOT payment)(2)	7/30/2024	110	111	111	7/31/2026
Panorama Education, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 10.25% floor, 7.50% EOT payment)	3/28/2025	2,000	1,985	1,985	9/1/2028
Total Educational Software - 2.06%*			5,110	5,144	5,144

Energy
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	1,319	1,278	1,278	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	5,000	5,193	5,193	12/31/2026
			6,319	6,471	6,471
Haven Energy Inc.	Growth Capital Loan (Prime + 0.75% interest rate, 9.25% floor, 1.25% EOT payment)	1/15/2025	1,157	1,134	1,134	7/1/2027
Haven Energy Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 12.00% floor, 6.50% EOT payment)	1/15/2025	1,543	1,517	1,517	7/1/2029
			2,700	2,651	2,651
Total Energy - 3.66%*			9,019	9,122	9,122

Entertainment Software
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 6.25% PIK interest rate, 13.75% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	1,002	123	4/30/2025
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	7/28/2023	75	75	8	7/31/2026
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	11/20/2023	50	50	4	7/31/2026
			1,125	1,127	135
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 11.00% EOT payment)(2)	5/17/2022	2,004	2,134	2,134	4/1/2027
Total Entertainment Software - 0.91%*			3,129	3,261	2,269

Environmental Services
Rainmaker Technology Corporation	Growth Capital Loan (Prime + 3.50% interest rate, 11.50% floor, 2.75% EOT payment)	1/8/2025	4,000	3,921	3,921	7/1/2028
Total Environmental Services - 1.57%*			4,000	3,921	3,921

Financial Software
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	8/14/2024	4,286	4,327	4,327	2/1/2028
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	4/22/2025	1,714	1,695	1,695	10/1/2028
			6,000	6,022	6,022
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 2.50% EOT payment)	8/14/2024	550	547	547	8/31/2027
Total Financial Software - 2.63%*			6,550	6,569	6,569

Healthcare Services
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	6/22/2023	1,058	1,156	1,159	6/30/2026
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	11/20/2023	2,194	2,286	2,292	11/30/2026
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	9/30/2024	7,778	7,620	7,658	9/30/2027
Total Healthcare Services - 4.45%*			11,030	11,062	11,109

Healthcare Technology Systems
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)	7/14/2023	2,734	2,867	2,867	7/31/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK interest rate, 6.25% floor, 6.00% EOT payment)(2)	6/12/2023	9,736	9,971	9,743	6/12/2027
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK interest rate, 6.25% floor, 6.00% EOT payment)(2)	6/14/2023	733	739	723	6/12/2027
			10,469	10,710	10,466
Total Healthcare Technology Systems - 5.34%*			13,203	13,577	13,333

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.50% PIK interest rate, 11.00% floor, 5.25% EOT payment)	5/4/2023	2,090	2,148	2,038	2/28/2027
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 11.75% floor, 5.50% EOT payment)	5/4/2023	7,320	7,503	7,058	5/31/2027
Total Information Services (B2C) - 3.65%*			9,410	9,651	9,096

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	527	527	12/31/2025
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	3/24/2023	500	521	521	3/31/2026
Total Life and Health Insurance - 0.42%*			1,000	1,048	1,048

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 1.50% cash interest rate + 6.50% PIK interest rate, 16.50% floor, 8.50% EOT payment)	7/1/2021	2,618	2,795	2,795	9/30/2026
Total Medical Software and Information Services - 1.12%*			2,618	2,795	2,795

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	4,000	3,997	3,997	3/31/2029
Total Multimedia and Design Software - 1.60%*			4,000	3,997	3,997

Network Management Software
Skyflow Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	4,545	4,568	4,568	10/1/2028
Skyflow Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	455	456	456	10/1/2028
Total Network Management Software - 2.01%*			5,000	5,024	5,024

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	537	536	9/30/2025
Jerry Services, Inc.	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	500	523	525	6/30/2026
			1,000	1,060	1,061
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	193	260	260	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 14.25% floor, 2.00% EOT payment)(2)	4/4/2024	4,500	4,454	4,454	10/31/2027
			4,693	4,714	4,714
Total Other Financial Services - 2.31%*			5,693	5,774	5,775

Real Estate Services
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,668	1,881	9/30/2025
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,967	3,114	9/30/2025
			7,242	7,635	4,995
Homelight, Inc.	Growth Capital Loan (17.25% interest rate)(2)	12/30/2022	390	388	388	12/31/2026
Homelight, Inc.	Growth Capital Loan (18.00% interest rate)(2)	5/22/2023	241	240	240	5/31/2027
			631	628	628
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	4,000	4,303	4,303	6/30/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/3/2021	250	271	256	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/3/2021	800	860	813	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/3/2021	220	239	226	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 10.00% EOT payment)	12/13/2021	105	115	109	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/13/2021	440	478	451	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/15/2021	208	226	213	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 10.00% EOT payment)	12/15/2021	150	164	155	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	1,372	1,475	1,395	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/21/2021	760	817	773	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	1/31/2022	170	184	174	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 10.00% EOT payment)	2/25/2022	116	126	119	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	320	302	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,183	1,117	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	1,056	997	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	232	219	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	211	201	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	107	101	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	158	142	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	380	342	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	590	532	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	5/23/2023	240	247	213	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	5/23/2023	434	450	387	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2023	720	751	643	5/31/2026
			9,978	10,640	9,880
Total Real Estate Services - 7.94%*			21,851	23,206	19,806

Social/Platform Software
Sylva, Inc.(7)	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	903	922	532	5/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	984	1,021	606	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,325	1,374	815	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,649	978	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,649	978	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	795	825	489	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 9.00% interest rate, 17.50% floor, 4.00% EOT payment)(2)	12/18/2023	111	115	64	3/1/2024
Total Social/Platform Software - 1.79%*			7,298	7,555	4,462

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Total Debt Investments - 115.86%*			$311,235	$314,567	$289,080

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$543
Hermeus Corporation	Preferred Stock	10/30/2024	8,381	44	43
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock	7/15/2022	6,747	58	103
Total Aerospace and Defense - 0.31%*				263	765

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,079	10	22
Total Application Software - 0.01%*				10	22

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	353
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	539
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	135
FlashParking, Inc.	Preferred Stock	6/26/2024	25,838	70	56
				520	730
Morty, Inc.	Preferred Stock	10/1/2021	70,164,447	66	—
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Simpplr Inc.	Common Stock(2)	4/23/2025	15,851	78	78
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	346
Uniphore Technologies, Inc.	Common Stock(2)	12/22/2021	10,000	10	29
Total Business Applications Software - 0.65%*				887	1,599

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	29
Alloy Technologies, Inc.	Preferred Stock	8/8/2024	30,561	24	21
				74	50
Cardless Inc.	Common Stock(2)	11/18/2021	20,619	28	4
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	184
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	12
				125	196
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	49
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	131
Certamen Ventures Inc.	Preferred Stock	12/15/2023	538,703	205	275
Certamen Ventures Inc.	Preferred Stock	3/26/2025	190,577	91	91
				423	546
Equafin Corp.	Common Stock(2)	4/17/2025	17,963	20	20
Muon Space Inc.	Preferred Stock(2)	12/30/2024	45,499	56	62
Path Robotics, Inc.	Common Stock	12/17/2021	40,579	130	72
Path Robotics, Inc.	Preferred Stock	10/3/2024	20,252	38	38
				168	110
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	70
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	29
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	10
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	11/15/2024	407	7	8
				41	47
Total Business Products and Services - 0.50%*				1,371	1,251

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	76
Total Business to Business Marketplace - 0.03%*				156	76

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Business/Productivity Software
AI2 Incorporated	Common Stock(2)	2/21/2025	29,663	—	58
Ao1 Holdings Inc.	Preferred Stock	12/13/2024	14,162	18	10
Artisan AI, Inc.	Preferred Stock(2)	5/27/2025	9,748	33	33
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	20
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	126,868	48	67
				62	87
Cresta Intelligence Inc.	Common Stock(2)	6/6/2024	4,967	4	11
FireHydrant, Inc.	Preferred Stock	5/23/2023	347,863	115	188
FireHydrant, Inc.	Preferred Stock	12/20/2024	94,416	51	51
				166	239
Highbeam, Inc.	Common Stock(2)	2/10/2023	40,380	2	31
Idelic Inc.	Preferred Stock(2)	12/10/2021	30,551	46	5
Idelic Inc.	Preferred Stock(2)	11/15/2023	36,661	13	7
				59	12
Luxury Presence, Inc.	Preferred Stock	9/20/2023	17,016	88	63
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	—
Manufactured Networks, Inc.	Preferred Stock(2)	9/13/2023	73,666	25	—
Manufactured Networks, Inc.	Preferred Stock(2)	10/17/2024	8,823	2	—
				116	—
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	42
OnSiteIQ, Inc.	Common Stock	6/6/2025	485,950	31	68
Rudderstack, Inc.	Common Stock(2)	6/30/2025	10,107	34	34
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
ThoughtSpot, Inc.	Common Stock(2)	3/3/2025	17,901	113	113
TrustPoint, Inc.	Common Stock(2)	6/16/2025	43,113	7	7
Workmate Labs, Inc.	Common Stock(2)	11/20/2024	973	—	—
Total Business/Productivity Software - 0.33%*				740	812

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - —%*				6	6

Commercial Transportation
Regent Craft Inc.	Common Stock	5/30/2025	92,477	87	87
Total Commercial Transportation - 0.03%*				87	87

Communications and Networking
Join Digital, Inc.	Common Stock	8/6/2024	50,021	78	77
Total Communications and Networking - 0.03%*				78	77

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	—
Canvas Construction Inc.	Preferred Stock(2)	10/4/2024	118,656	—	—
Canvas Construction Inc.	Preferred Stock(2)	2/12/2025	519,670	—	—
				79	—
Eridu Corporation	Preferred Stock(2)	3/31/2025	143,286	75	75
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	41
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	26,386	92	61
Total Computer Hardware - 0.11%*				325	286

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	743
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	93

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	223
Activehours, Inc.	Preferred Stock(2)	4/19/2024	3,906	16	47
				241	1,106
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	109
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.50%*				339	1,245

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock(2)	12/18/2023	49,020	311	608
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	10
Total Consumer Non-Durables - 0.25%*				354	635

Consumer Products and Services
Baby Generation, Inc.	Common Stock(2)	1/26/2022	13,587	10	10
The Black Tux, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	469
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares	10/7/2022	192	9	—
Elektra Mobility Inc.	Preferred Stock(2)	5/6/2022	38,217	25	25
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ephemeral Solutions, Inc.	Common Stock(2)	2/2/2024	135,353	1	1
				13	1
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	27
FitOn, Inc.	Common Stock	2/29/2024	33,548	74	71
FitOn, Inc.	Common Stock	6/26/2024	3,355	7	7
				81	78
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	18	23	—
Flink SE(1)(3)(11)	Preferred Stock(2)	8/21/2024	—	—	—
				23	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	9
Headout Inc.	Common Stock	3/15/2024	8,991	58	12
Hydrow, Inc.	Common Stock	2/9/2021	74,157	70	—
Hydrow, Inc.	Preferred Stock	8/6/2021	455,798	35	—
Hydrow, Inc.	Preferred Stock	8/6/2021	284,835	25	—
Hydrow, Inc.	Preferred Stock	12/30/2024	3,911,781	16	16
				146	16
Lower Holding Company	Preferred Stock(2)	12/28/2022	98,856	47	6
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	9/29/2023	14,709	26	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	15,000	—	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	45,000	79	—
				125	—
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock	8/25/2023	31,796	118	75
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	28
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	8/27/2024	20,775	37	37
				67	65
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Roadsurfer GmbH(1)(3)	Preferred Stock(2)	4/23/2024	90	673	726
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	—
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	3
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Consumer Products and Services - 0.65%*				1,683	1,612

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	20
SiSense, Inc.	Success Fee(2)	12/28/2021	—	95	233
TetraScience, Inc.	Preferred Stock	1/24/2025	53,050	10	10
Total Database Software - 0.11%*				126	263

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	57
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	132
FabFitFun, Inc.	Common Stock	6/30/2025	101,326	231	231
				642	420
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	135
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	98
Total E-Commerce - Clothing and Accessories - 0.26%*				1,057	653

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/6/2021	14,143	146	19
Forum Brands, LLC	Preferred Stock(2)	12/23/2021	12,964	188	17
Forum Brands, LLC	Preferred Stock(2)	10/11/2023	2,829	42	4
				376	40
Merama Inc.	Preferred Stock(2)	4/28/2021	71,728	589	412
Total E-Commerce - Personal Goods - 0.18%*				965	452

Educational Software
Panorama Education, Inc.	Preferred Stock	7/30/2024	4,139	23	23
Total Educational Software - 0.01%*				23	23

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.08%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	25
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	8
				194	33
Haven Energy Inc.	Preferred Stock	8/19/2024	52,486	53	30
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	2,042
Total Energy - 0.84%*				284	2,105

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	—
Encore Music Technologies, Inc.	Preferred Stock(2)	5/16/2023	4,475	1	—
Encore Music Technologies, Inc.	Common Stock(2)	5/31/2024	79,668	1	1
				17	1
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	38
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2024	53,335	33	54
				93	92
Total Entertainment Software - 0.04%*				110	93

Environmental Services
Earth Funeral Group, Inc.	Preferred Stock(2)	3/1/2024	143,196	63	113
Earth Funeral Group, Inc.	Preferred Stock(2)	3/7/2025	97,350	62	62
				125	175
Rainmaker Technology Corporation	Common Stock	1/8/2025	24,380	45	45
Total Environmental Services - 0.09%*				170	220

Financial Software
Ocrolus Inc.	Common Stock	8/14/2024	70,132	58	58

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Parker Group Inc.	Common Stock	4/6/2022	5,334	17	9
Parker Group Inc.	Common Stock	8/14/2024	2,491	5	5
				22	14
Wisetack, Inc.(1)	Common Stock(2)	12/21/2022	23,086	84	36
Zolve Innovations Inc.	Preferred Stock(2)	7/28/2022	3,172	9	9
Total Financial Software - 0.05%*				173	117

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	4
Total General Media and Content - —%*				5	4

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock(2)	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock	6/16/2023	11,186	51	1,039
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	520
OpenLoop Health, Inc.	Preferred Stock	11/20/2023	16,779	89	1,559
OpenLoop Health, Inc.	Preferred Stock	9/30/2024	43,625	315	4,053
				480	7,171
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	184,258	79	79
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	36
Wispr AI, Inc.(11)	Common Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 3.01%*				610	7,503

Healthcare Technology Systems
All Inspire Health, Inc.	Preferred Stock(2)	5/14/2025	235,765	231	231
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock(2)	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	7
K Health, Inc.	Common Stock	7/14/2023	61,224	187	263
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56	228	—
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.28%*				1,058	696

Household Products
Grove Collaborative, Inc.	Common Stock(2)	5/27/2020	33,038	72	—
Total Household Products - —%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	113
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	633
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	13
				109	646
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.32%*				307	790

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	53,879	38	—
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.05%*				192	135

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/19/2024	30,757	250	778
Total Information Technology - 0.31%*				250	778

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/27/2020	2,775	90	93
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	104

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	9/29/2023	1,951	84	83
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	4/5/2024	4,476	84	265
Total Infrastructure - 0.22%*				323	545

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	27
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock(2)	8/26/2021	32,620	34	41
Total Life and Health Insurance - 0.07%*				120	175

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock	2/28/2023	175,000	44	2
Total Medical Software and Information Services - —%*				92	2

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	84
Hover Inc.	Preferred Stock	9/10/2024	9,182	18	17
Total Multimedia and Design Software - 0.04%*				95	101

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock	6/26/2023	39,890	31	34
Skyflow Inc.	Preferred Stock	9/27/2024	15,956	25	13
				56	47
Total Network Management Software - 0.09%*				236	227

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock(2)	5/16/2023	35,857	361	750
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	2,235	8	7
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	137
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	76
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	8
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	15
Relay Commerce, Inc.	Preferred Stock(2)	4/4/2024	36,200	26	21
				97	120
Total Other Financial Services - 0.41%*				639	1,014

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	3,988	8	7
Homeward, Inc.	Preferred Stock	12/10/2021	207,106	148	180
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/27/2020	26,362	83	107
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/25/2022	3,279	1	11
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	6/29/2023	34,977	11	120
				95	238
Side, Inc.	Preferred Stock(2)	7/29/2020	71,501	57	265
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	100
Total Real Estate Services - 0.34%*				484	844

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	—

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	—
				60	—
Total Social/Platform Software - 0.01%*				103	25

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	62,115	132	173
Appex Group, Inc.	Preferred Stock(2)	4/14/2022	11,004	36	36
				168	209
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	45
Total Software Development Applications - 0.10%*				233	254

Total Warrant Investments - 10.34%*				$14,181	$25,789

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2025
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Aerospace and Defense
Hermeus Corporation	Preferred Stock(2)	10/30/2024	17,958	$300	$299
Total Aerospace and Defense - 0.12%*				300	299

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	7/18/2024	8,387	500	500
Total Application Software - 0.20%*				500	500

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	141	193
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	268
Tide Holdings Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	656
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.51%*				1,099	1,261

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	156
Cresta Intelligence Inc.	Preferred Stock(2)	9/30/2024	55,441	250	250
Printful, Inc. Holdco. (fka Printify, Inc.)	Common Stock(2)	11/14/2024	11,120	24	24
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	7
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	68
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	27
				595	102
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	3/28/2024	31,818	611	664
Quick Commerce Ltd.(1)(3)	Ordinary Shares(2)	3/28/2024	112,770,108	26	93
				637	757
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.61%*				1,956	1,533

Business/Productivity Software
AI2 Incorporated	Preferred Stock(2)	1/3/2024	280,424	830	830
Ao1 Holdings Inc.	Preferred Stock(2)	12/13/2024	16,573	50	47
Artisan AI, Inc.	Preferred Stock(2)	1/27/2025	36,241	400	400
Brilliance Technologies Holdings, L.P.	Limited Partnership Interest(2)	5/16/2025	8,652	824	824
Continental Topco, L.P.	Limited Partnership Interest(2)	2/14/2025	928	168	168
Rudderstack, Inc.	Preferred Stock(2)	6/30/2025	—	50	50
TrustPoint, Inc.	Preferred Stock(2)	5/16/2025	—	50	50
Total Business/Productivity Software - 0.95%*				2,372	2,369

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	179
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	130
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	319
Total Business to Business Marketplace - 0.25%*				950	628

Computer Hardware
Quantum Circuits, Inc.	Preferred Stock(2)	4/17/2024	17,612	50	50
Total Computer Hardware - 0.02%*				50	50

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	235
Total Consumer Finance - 0.09%*				100	235

Consumer Products and Services
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	59
GrubMarket, Inc.	Common Stock(2)	8/2/2024	—	4,178	4,178

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2025
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	610,584	166	5
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	327,630	165	4
				331	9
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	5,929	347	126
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	1,173	69	25
JOKR S.a.r.l.(1)(3)	Common Stock(2)	6/19/2025	595	35	2
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	99,189	662	1,443
				1,113	1,596
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	219
TMRW Sports, Inc.	Preferred Stock(2)	11/9/2023	40,174	500	500
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 2.76%*				6,684	6,893

Database Software
ON-0731 Fund II LP(1)	Limited Partnership Interest(2)	8/29/2024	—	250	250
Total Database Software - 0.10%*				250	250

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	18
Merama Inc.	Preferred Stock(2)	4/30/2021	5,433	31	51
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	57
Merama Inc.	Preferred Stock(2)	9/13/2021	3,862	62	53
				106	161
Total E-Commerce - Personal Goods - 0.07%*				196	179

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.12%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	54
Haven Energy Inc.	Preferred Stock(2)	10/9/2024	37,489	77	66
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	1,605
Total Energy - 0.69%*				944	1,725

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	143
Total Financial Services - 0.06%*				150	143

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	323
Total Healthcare Services - 0.20%*				720	511

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2025
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.06%*				150	150

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/9/2024	30,757	500	1,161
Total Information Technology - 0.47%*				500	1,161

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	131
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	101
Total Infrastructure - 0.09%*				161	232

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.03%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	65
Total Multimedia and Design Software - 0.03%*				58	65

Network Management Software
Skyflow Inc.	Preferred Stock(2)	1/22/2024	19,945	62	62
Skyflow Inc.	Preferred Stock(2)	9/27/2024	143,604	450	450
Total Network Management Software - 0.21%*				512	512

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	7
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	869
Total Other Financial Services - 0.35%*				698	876

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	—
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	68
Total Real Estate Services - 0.04%*				592	111

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	151
Total Software Development Applications - 0.06%*				250	151

Total Equity Investments - 8.16%*				$19,701	$20,368

Total Investments in Portfolio Companies - 134.36%*(4)(5)				$348,449	$335,237

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM	$11,870	$11,870
Total Cash Equivalents - 4.76%*			$11,870	$11,870

Foreign Currency Forward Contracts
Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Gain/(Loss)
British Pound Sterling (GBP)	7/25/2025	Zions Bancorporation, N.A.	£2,500	Sold	$3,331	$(102)
Euro (EUR)	7/25/2025	Zions Bancorporation, N.A.	€5,500	Sold	6,265	(225)
Total Foreign Currency Forward Contracts - (0.13)%*					$9,596	$(327)
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2025, non-qualifying assets represented 11.6% of the Company’s total assets, at fair value.

(2)As of June 30, 2025, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $335.2 million at fair value and represented 134.4% of the Company’s net assets. In addition, unless otherwise indicated, as of June 30, 2025, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $20.3 million, $33.5 million and $13.2 million, respectively, for the June 30, 2025 investment portfolio. The tax cost of investments is $348.9 million.
(7)Debt is on non-accrual status as of June 30, 2025 and is therefore considered non-income producing. Non-accrual investments as of June 30, 2025 had a total cost and fair value of $26.4 million and $13.4 million, respectively.
(8)Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.
(9)Non-income producing investments.
(10)Acquisition date represents the date of the initial investment in the portfolio investment.
(11)Number of shares and/or fair value will be determined based on the occurrence of future events.
*    Value as a percentage of net assets.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	10/30/2024	$2,652	$2,633	$2,633	4/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	12/13/2024	1,135	1,124	1,124	6/1/2028
			3,787	3,757	3,757
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	11/21/2023	978	974	974	11/30/2027
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	1,000	994	994	12/31/2027
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	1,000	994	994	12/31/2027
			2,978	2,962	2,962
Total Aerospace and Defense - 2.55%*			6,765	6,719	6,719

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	5/17/2022	667	659	660	5/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	7/21/2022	700	689	691	7/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	9/30/2022	460	451	452	9/30/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	2/6/2023	173	178	178	2/28/2025
Total Application Software - 0.75%*			2,000	1,977	1,981

Business Applications Software
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% interest rate + 2.50% PIK interest rate, 12.75% floor)	6/26/2024	10,132	9,987	9,987	6/1/2027
Morty, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 11.00% EOT payment)	12/21/2022	7,000	7,293	6,682	12/31/2026
Tide Platform Limited(1)(3)	Revolver (12.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,824	1,612	4/30/2025
Total Business Applications Software - 6.93%*			18,900	19,104	18,281

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.75% floor, 5.00% EOT payment)	8/8/2024	1,500	1,479	1,479	8/31/2027
Cardless Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 15.00% floor, 6.25% EOT payment)	11/18/2021	3,000	3,217	3,217	8/31/2025
Certamen Ventures Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 4.00% EOT payment)	11/30/2021	6,218	6,286	6,286	11/30/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 4.00% EOT payment)	10/3/2024	7,000	6,952	6,952	4/1/2028
Phantom Auto Inc.(7)	Growth Capital Loan (Prime + 5.00% interest rate, 13.50% floor, 4.00% EOT payment)(2)	2/9/2024	4,858	4,732	1,050	2/28/2027
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate,, 3.75% EOT payment)(2)	5/4/2022	808	678	617	12/31/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate,, 3.75% EOT payment)(2)	10/19/2023	135	113	103	12/31/2028
			943	791	720
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	546	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	9	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	12/22/2023	25	25	6	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	6/14/2024	8	8	2	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	7/26/2024	25	25	6	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	11/27/2024	27	27	6	1/31/2025
			2,549	2,596	575
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 3.00% EOT payment)(2)	6/15/2022	540	539	550	3/31/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	10/20/2023	227	233	239	10/31/2026
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 13.75% floor, 6.00% EOT payment)(2)	11/15/2024	305	295	292	05/31/2028
			1,072	1,067	1,081
Total Business Products and Services - 8.10%*			27,140	27,120	21,360

Business/Productivity Software
Ao1 Holdings Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 7.75% floor, 3.00% EOT payment)	12/13/2024	1,320	1,301	1,301	12/1/2027
Construction Finance Corporation	Revolver (Prime + 7.75% interest rate, 15.25% floor, 2.65% EOT payment)(2)	12/29/2023	4,151	4,284	4,284	12/31/2024
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.75% floor, 6.25% EOT payment)	12/20/2024	8,000	7,877	7,877	12/31/2027
Luxury Presence, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 9.75% floor, 5.75% EOT payment)	4/9/2024	1,500	1,490	1,490	4/1/2027
Luxury Presence, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 6.25% EOT payment)	11/27/2024	1,500	1,459	1,459	5/1/2028
			3,000	2,949	2,949
Manufactured Networks, Inc.	Revolver (Prime + 10.25% interest rate, 18.75% floor, 1.00% EOT payment)(2)	9/13/2023	2,643	2,681	2,681	6/30/2025
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 13.00% floor, 7.50% EOT payment)	6/16/2023	2,416	2,467	2,467	5/31/2026
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 13.00% floor, 7.50% EOT payment)(2)	2/1/2024	334	337	337	2/1/2027
			2,750	2,804	2,804
Thoughtful Automation Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 12.25% floor, 6.00% EOT payment)	6/18/2024	2,439	2,422	2,422	6/1/2027
Virtual Facility, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 10.50% floor, 8.50% EOT payment)(2)	12/1/2023	1,000	1,009	968	6/1/2027
Workmate Labs, Inc.	Growth Capital Loan (Prime + 0.85% interest rate, 7.85% floor, 2.50% EOT payment)(2)	11/20/2024	300	299	299	11/1/2027
Total Business/Productivity Software - 9.70%*			25,603	25,626	25,585

Communications and Networking
Join Digital, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	8/6/2024	4,900	4,873	4,873	8/1/2027
Total Communications and Networking - 1.85%*			4,900	4,873	4,873

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	3,725	3,715	3,081	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	3,104	3,096	2,568	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	1,242	1,238	1,027	2/28/2026
			8,071	8,049	6,676
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	84	87	87	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	257	262	262	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)(2)	5/11/2023	1,000	1,031	1,031	11/30/2025
			1,341	1,380	1,380
Total Computer Hardware - 3.05%*			9,412	9,429	8,056

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,077	1,077	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	450	520	520	10/31/2025
			1,450	1,597	1,597
Prose Beauty, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% floor, 8.50% EOT payment)	2/2/2024	6,000	5,898	5,898	5/31/2027
Trueskin GmbH(1)(3)	Growth Capital Loan (Prime + 7.10% interest rate, 10.35% floor, 10.25% EOT payment)(2)	1/9/2023	871	907	875	7/1/2026
Total Consumer Non-Durables - 3.17%*			8,321	8,402	8,370

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	807	807	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	875	929	929	3/31/2025
			1,625	1,736	1,736
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)	10/13/2022	1,732	1,765	1,960	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)	10/13/2022	1,044	1,062	1,177	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)	10/13/2022	1,133	1,153	1,275	4/30/2026
			3,909	3,980	4,412
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	4/14/2022	723	724	250	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	7/14/2022	268	266	100	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	11/14/2022	69	67	25	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	3/15/2023	529	502	187	8/31/2031
			1,589	1,559	562
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	6/27/2022	322	325	162	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	8/12/2022	107	108	54	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	12/9/2022	215	213	108	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	3/1/2023	322	318	162	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	10/5/2023	11	11	5	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	12/11/2023	18	18	8	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	2/2/2024	59	58	28	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	6/14/2024	33	31	14	6/30/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	10/15/2024	44	44	16	10/31/2027
			1,131	1,126	557
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	12/20/2022	4,800	5,061	4,965	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	12/20/2022	2,250	2,371	2,327	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	1/18/2024	3,200	3,233	3,052	7/31/2026
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	1/18/2024	3,000	3,031	2,862	7/31/2026
			13,250	13,696	13,206
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	2/29/2024	4,444	4,375	4,375	8/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	3/8/2024	556	547	547	9/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	6/28/2024	500	490	490	12/1/2027
			5,500	5,412	5,412
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	7/5/2022	1,367	1,405	944	8/31/2028
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	10/21/2022	1,367	1,395	944	8/31/2028
			2,734	2,800	1,888
Headout Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 4.25% EOT payment)(2)	3/15/2024	2,351	2,338	2,338	3/1/2027
Hydrow, Inc.	Revolver (Prime + 2.00% interest rate, 9.75% floor, 7.00% EOT payment)	12/30/2024	5,827	5,827	5,251	12/30/2026
Hydrow, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 9.00% EOT payment)	12/30/2024	9,949	9,842	8,745	12/1/2027
			15,776	15,669	13,996

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,252	1,345	1,337	7/31/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (7.40% cash interest rate + 7.10% PIK interest rate, 8.00% EOT payment)	11/3/2021	4,688	4,839	4,813	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (9.31% cash interest rate + 8.94% PIK interest rate, 8.00% EOT payment)(2)	8/17/2022	1,070	1,086	1,086	8/31/2026
			7,010	7,270	7,236
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	1,195	1,263	1,263	12/31/2025
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	1,666	577	308	12/31/2026
MA Micro Limited(1)(3)	Convertible Note(2)(9)	12/31/2023	1,666	1,085	1,021	12/31/2028
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	555	474	144	12/31/2028
			3,887	2,136	1,473
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	635	593	530	12/31/2026
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	356	331	318	12/31/2026
			991	924	848
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	459	480	480	6/30/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	211	211	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	172	174	174	2/28/2027
Planet A Foods GmbH(1)(3)	Growth Capital Loan (13.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	515	508	475	10/31/2028
Planet A Foods GmbH(1)(3)	Growth Capital Loan (14.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	425	419	392	10/31/2028
			1,778	1,792	1,732
Placemakr, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 12.00% floor, 4.50% EOT payment)	5/30/2024	2,500	2,459	2,459	5/1/2027
Placemakr, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.50% floor, 5.50% EOT payment)	5/30/2024	2,500	2,462	2,462	11/1/2026
			5,000	4,921	4,921
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	110	3/25/2023
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	5,015	4,673	4,516	4/1/2027
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	2,507	2,337	2,258	4/1/2027
			7,522	7,010	6,774
Spinn, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	45	8/31/2024
Total Consumer Products and Services - 25.97%*			76,392	74,808	68,509

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.50% EOT payment)	9/29/2021	8,750	8,746	8,746	11/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest rate, 2.50% EOT payment)(2)	4/25/2024	1,308	1,179	1,179	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,275	10,275	6/30/2027
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)	5/27/2021	6,500	7,023	7,023	12/31/2026
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)(2)	6/7/2022	1,000	1,044	1,044	12/31/2026
			7,500	8,067	8,067
Total E-Commerce - Clothing and Accessories - 10.72%*			27,558	28,267	28,267

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	7/6/2021	1,669	1,730	1,634	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	7/21/2021	263	276	257	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	8/10/2021	315	331	308	8/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	10/6/2021	1,458	1,526	1,417	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	947	989	919	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	2,540	2,653	2,464	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	848	889	834	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	324	340	318	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	57	60	56	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	1,836	1,919	1,798	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	700	726	680	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	263	273	256	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	1,710	1,748	1,650	3/31/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	3,078	3,137	2,967	4/30/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	184	186	177	6/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	180	179	179	10/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	1,369	1,361	1,361	11/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	104	103	103	12/31/2026
Forum Brands, LLC	Growth Capital Loan(2)(9)	12/27/2023	2,179	2,179	1,825	12/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	6/27/2024	147	143	143	6/30/2027
Total E-Commerce - Personal Goods - 7.33%*			20,171	20,748	19,346

Educational Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 10.50% floor, 7.50% EOT payment)	7/30/2024	3,000	2,997	2,997	1/1/2027
Panorama Education, Inc.	Revolver (Prime + 1.00% interest rate, 9.50% floor, 4.00% EOT payment)(2)	7/30/2024	160	159	159	7/31/2026
Total Educational Software - 1.20%*			3,160	3,156	3,156

Energy
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	1,319	1,236	1,236	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	5,000	5,137	5,137	12/31/2026
Total Energy - 2.42%*			6,319	6,373	6,373

Entertainment Software
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 6.25% PIK interest rate, 13.75% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	1,002	336	4/30/2025
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	7/28/2023	75	75	22	7/31/2026
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	11/20/2023	50	50	12	7/31/2026
			1,125	1,127	370
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 11.00% EOT payment)(2)	5/17/2022	2,459	2,519	2,519	4/1/2027
Total Entertainment Software - 1.10%*			3,584	3,646	2,889

Environmental Services
Earth Funeral Group, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 5.50% EOT payment)	3/1/2024	1,430	1,428	1,428	3/1/2027
Earth Funeral Group, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 5.50% EOT payment)	11/1/2024	1,000	979	979	11/1/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Earth Funeral Group, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 5.50% EOT payment)	12/5/2024	1,570	1,533	1,533	12/1/2027
Total Environmental Services - 1.50%*			4,000	3,940	3,940

Financial Software
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	8/14/2024	4,286	4,287	4,287	2/1/2028
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 2.50% EOT payment)	8/14/2024	550	542	542	8/31/2027
Total Financial Software - 1.83%*			4,836	4,829	4,829

Healthcare Services
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	6/22/2023	1,544	1,601	1,606	6/30/2026
OpenLoop Health, Inc.	Revolver (Prime + 1.50% interest rate, 9.25% floor, 4.00% EOT payment)(2)	6/22/2023	2,000	2,056	2,060	6/16/2025
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	11/20/2023	2,889	2,906	2,917	11/30/2026
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	9/30/2024	7,778	7,408	7,458	9/30/2027
Total Healthcare Services - 5.32%*			14,211	13,971	14,041

Healthcare Technology Systems
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment	7/14/2023	3,900	3,949	3,949	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK interest rate, 6.25% floor, 6.00% EOT payment)(2)	6/12/2023	9,477	9,660	9,386	6/12/2027
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK interest rate, 6.25% floor, 6.00% EOT payment)(2)	6/14/2023	713	713	693	6/12/2027
			10,190	10,373	10,079
Total Healthcare Technology Systems - 5.32%*			14,090	14,322	14,028

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	1/11/2023	3,000	3,082	3,082	1/11/2025
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	9/22/2023	281	286	286	1/11/2025
Total Human Capital Services - 1.28%*			3,281	3,368	3,368

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 5.25% EOT payment)(2)	5/4/2023	2,000	2,037	2,037	2/28/2027
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.75% interest rate, 11.75% floor, 5.50% EOT payment)(2)	5/4/2023	7,000	7,104	7,104	5/31/2027
Total Information Services (B2C) - 3.47%*			9,000	9,141	9,141

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	515	515	12/31/2025
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	3/24/2023	500	510	510	3/31/2026
Total Life and Health Insurance - 0.39%*			1,000	1,025	1,025

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 1.50% cash interest rate + 6.50% PIK, 16.50% floor, 8.50% EOT payment)	7/1/2021	2,534	2,699	2,699	9/30/2026
Total Medical Software and Information Services - 1.02%*			2,534	2,699	2,699

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	4,000	3,964	3,964	3/31/2029
Total Multimedia and Design Software - 1.50%*			4,000	3,964	3,964

Network Management Software

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Skyflow Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	4,545	4,535	4,535	10/1/2028
Skyflow Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	455	453	453	10/1/2028
Total Network Management Software - 1.89%*			5,000	4,988	4,988

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	528	525	9/30/2025
Jerry Services, Inc.	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	500	515	518	6/30/2026
			1,000	1,043	1,043
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	748	791	791	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 14.25% floor, 2.00% EOT payment(2)	4/4/2024	4,500	4,422	4,422	10/31/2027
			5,248	5,213	5,213
Total Other Financial Services - 2.37%*			6,248	6,256	6,256

Real Estate Services
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,668	2,360	9/30/2025
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,967	4,420	9/30/2025
			7,242	7,635	6,780
Homelight, Inc.	Growth Capital Loan (17.25% interest rate)(2)	12/30/2022	500	496	495	12/31/2026
Homelight, Inc.	Growth Capital Loan (18.00% interest rate)(2)	5/22/2023	250	248	246	5/31/2027
			750	744	741
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	4,000	4,253	4,107	6/30/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	267	248	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	848	788	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	235	218	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	113	105	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	471	437	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	223	206	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	162	150	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,454	1,351	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	806	749	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	181	168	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	124	115	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	318	293	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,173	1,080	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	1,047	964	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	229	212	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	208	193	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	105	97	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	155	137	12/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	373	330	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	581	513	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	5/23/2023	240	244	205	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	5/23/2023	434	443	373	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2023	720	738	620	5/31/2026
			9,978	10,498	9,552
Total Real Estate Services - 8.03%*			21,970	23,130	21,180

Social/Platform Software
Sylva, Inc.(7)	Growth Capital Loan (Prime + 3.25% interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	903	922	695	5/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	984	1,021	757	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,325	1,374	1,019	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,649	1,223	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,649	1,223	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	795	825	612	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 9.00% interest rate, 17.50% floor, 4.00% EOT payment(2)	12/18/2023	111	115	85	3/1/2024
Total Social/Platform Software - 2.13%*			7,298	7,555	5,614

Total Debt Investments - 120.87%*			$337,693	$339,436	$318,838

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$543
Hermeus Corporation	Preferred Stock(2)	10/30/2024	8,381	44	43
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock	7/15/2022	6,747	58	92
Total Aerospace and Defense - 0.29%*				263	754

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock	5/10/2022	1,079	10	22
Total Application Software - 0.01%*				10	22

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	353
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	584
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	146
FlashParking, Inc.	Preferred Stock	6/26/2024	25,838	70	70
				520	800
Morty, Inc.	Preferred Stock	10/1/2021	70,164,447	66	—
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	317
Uniphore Technologies, Inc.	Common Stock(2)	12/22/2021	10,000	10	29
Total Business Applications Software - 0.59%*				809	1,562

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	29
Alloy Technologies, Inc.	Preferred Stock	8/8/2024	30,561	24	21
				74	50
Cardless Inc.	Common Stock	11/18/2021	20,619	28	13
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	184
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	12
				125	196
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	42
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	97
Certamen Ventures Inc.	Preferred Stock	12/15/2023	538,703	205	232
				332	371
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Muon Space Inc.	Preferred Stock(2)	12/30/2024	22,750	28	28
Path Robotics, Inc.	Common Stock	12/17/2021	40,579	130	72
Path Robotics, Inc.	Preferred Stock	10/3/2024	20,252	38	38
				168	110
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	141,409	315	—
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	31,698	35	—
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	22,188	24	—
Phantom Auto Inc.	Preferred Stock(2)	2/9/2024	34,288	—	—
				374	—
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	70
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	26
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	9
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	11/15/2024	407	7	7
				41	42
Total Business Products and Services - 0.40%*				1,624	1,042

Business to Business Marketplace

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	76
Total Business to Business Marketplace - 0.03%*				156	76

Business/Productivity Software
Ao1 Holdings Inc.	Preferred Stock	12/13/2024	14,162	18	18
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	20
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	126,868	48	67
				62	87
Cresta Intelligence Inc.	Common Stock(2)	6/6/2024	4,967	4	11
FireHydrant, Inc.	Preferred Stock	5/23/2023	347,863	115	188
FireHydrant, Inc.	Preferred Stock	12/20/2024	94,416	51	51
				166	239
Highbeam, Inc.	Common Stock(2)	2/10/2023	40,380	2	31
Idelic Inc.	Preferred Stock	12/10/2021	30,551	46	5
Idelic Inc.	Preferred Stock(2)	11/15/2023	36,661	13	7
				59	12
Luxury Presence, Inc.	Preferred Stock	9/20/2023	14,696	76	47
Machinify, Inc.	Common Stock(2)	8/25/2023	27,040	36	36
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	40
Manufactured Networks, Inc.	Preferred Stock(2)	9/13/2023	73,666	25	20
Manufactured Networks, Inc.	Preferred Stock(2)	10/17/2024	8,823	2	2
				116	62
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	42
OnSiteIQ, Inc.	Common Stock	6/16/2023	102,864	14	46
OnSiteIQ, Inc.	Preferred Stock	11/27/2024	70,200	17	17
				31	63
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
Thoughtful Automation Inc.	Preferred Stock	6/18/2024	36,745	62	49
Virtual Facility, Inc.	Preferred Stock(2)	10/3/2023	54,775	16	16
Workmate Labs, Inc.	Common Stock(2)	11/20/2024	973	—	—
Total Business/Productivity Software - 0.27%*				655	717

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communications and Networking
Join Digital, Inc.	Common Stock	8/6/2024	47,770	74	74
Total Communications and Networking - 0.03%*				74	74

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	—
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	41
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	26,386	92	61
Total Computer Hardware - 0.08%*				250	211

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	135	531
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	67
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	160
Activehours, Inc.	Preferred Stock(2)	4/19/2024	3,906	16	33
				247	791
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	109
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Consumer Finance - 0.35%*				345	930

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock	12/18/2023	49,020	311	479
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Total Consumer Non-Durables - 0.19%*				354	505

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	13,587	10	10
The Black Tux, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	469
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares	10/7/2022	192	9	—
Elektra Mobility Inc.	Preferred Stock(2)	5/6/2022	38,217	25	25
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ephemeral Solutions, Inc.	Common Stock(2)	2/2/2024	135,353	1	1
				13	1
Ever/Body, Inc.	Preferred Stock	9/7/2021	357,970	175	21
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	23
FitOn, Inc.	Common Stock(2)	2/29/2024	33,548	74	74
FitOn, Inc.	Common Stock(2)	6/26/2024	3,355	7	7
				81	81
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	18	23	—
Flink SE(1)(3)(11)	Preferred Stock(2)	8/21/2024	—	—	—
				23	—
Foodology Inc.(1)(3)	Preferred Stock	3/25/2022	2,869	12	9
Headout Inc.	Common Stock	3/15/2024	8,991	58	20
Hydrow, Inc.	Common Stock	2/9/2021	74,157	70	—
Hydrow, Inc.	Preferred Stock	8/6/2021	455,798	35	—
Hydrow, Inc.	Preferred Stock	8/6/2021	284,835	25	—
Hydrow, Inc.	Preferred Stock	12/30/2024	3,911,781	16	16
				146	16
JOKR S.a.r.l.(1)(3)	Preferred Stock	5/10/2024	14,763	538	127
JOKR S.a.r.l.(1)(3)	Preferred Stock	5/10/2024	5,905	96	51
				634	178
Lower Holding Company	Preferred Stock	12/28/2022	36,608	47	26
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	9/29/2023	14,709	26	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	15,000	—	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	45,000	79	—
				125	—
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock	8/25/2023	31,796	118	75
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	28
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	8/27/2024	20,775	37	37
				67	65
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Roadsurfer GmbH(1)(3)	Preferred Stock(2)	4/23/2024	90	669	649
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	—
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Total Consumer Products and Services - 0.69%*				2,536	1,810

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee(2)	12/28/2021	—	95	233
Total Database Software - 0.10%*				116	254

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	77
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	160
				411	237
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	135
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	199
Total E-Commerce - Clothing and Accessories - 0.22%*				826	571

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/6/2021	14,143	146	44
Forum Brands, LLC	Preferred Stock(2)	12/23/2021	12,964	188	41
Forum Brands, LLC	Preferred Stock(2)	10/11/2023	2,829	42	9
				376	94
Merama Inc.	Preferred Stock(2)	4/28/2021	71,728	589	412
Total E-Commerce - Personal Goods - 0.19%*				965	506

Educational Software
Panorama Education, Inc.	Preferred Stock(2)	7/30/2024	2,577	14	14
Total Educational Software - 0.01%*				14	14

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	79
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	29
				194	108
Haven Energy Inc.	Preferred Stock(2)	8/19/2024	52,486	53	38
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	2,042
Total Energy - 0.83%*				284	2,188

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	—
Encore Music Technologies, Inc.	Preferred Stock(2)	5/16/2023	4,475	1	—
Encore Music Technologies, Inc.	Common Stock(2)	5/31/2024	79,668	1	1
				17	1
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	38
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2024	53,335	33	54
				93	92
Total Entertainment Software - 0.04%*				110	93

Environmental Services
Earth Funeral Group, Inc.	Preferred Stock	3/1/2024	143,196	63	63
Total Environmental Services - 0.02%*				63	63

Financial Software
Ocrolus Inc.	Common Stock	8/14/2024	70,132	58	58
Parker Group Inc.	Common Stock	4/6/2022	5,334	17	9
Parker Group Inc.	Common Stock	8/14/2024	2,491	5	5
				22	14
Wisetack, Inc.(1)	Common Stock	12/21/2022	23,086	84	36
Zolve Innovations Inc.	Preferred Stock(2)	7/28/2022	3,172	9	9
Total Financial Software - 0.04%*				173	117

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	4
Total General Media and Content - 0.00%*				5	4

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock(2)	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock	6/16/2023	11,186	51	1,023
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	511
OpenLoop Health, Inc.	Preferred Stock	11/20/2023	16,779	89	1,534
OpenLoop Health, Inc.	Preferred Stock	9/30/2024	43,625	315	3,989
				480	7,057
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	184,258	79	79
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	36
Wispr AI, Inc.(11)	Common Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 2.80%*				610	7,389

Healthcare Technology Systems
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	7
K Health, Inc.	Common Stock	7/14/2023	61,224	187	263
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56	228	—
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.18%*				827	465

Household Products
Grove Collaborative, Inc.	Common Stock(2)	5/27/2020	33,038	72	—
Total Household Products - 0.00%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	633
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	13
				109	646
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.38%*				307	1,013

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	53,879	38	22
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.06%*				192	157

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/19/2024	30,757	250	250
Information Technology - 0.09%*				250	250

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/27/2020	2,775	90	93
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	104
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	9/29/2023	1,951	84	83
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	4/5/2024	4,476	84	265
Total Infrastructure - 0.21%*				323	545

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	26
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock(2)	8/26/2021	32,620	34	41
Total Life and Health Insurance - 0.07%*				120	174

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock	2/28/2023	175,000	44	2
Total Medical Software and Information Services - 0.00%*				92	2

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	84
Hover Inc.	Preferred Stock	9/10/2024	9,182	18	17
Total Multimedia and Design Software - 0.04%*				95	101

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock	6/26/2023	39,890	31	34
Skyflow Inc.	Preferred Stock	9/27/2024	15,956	25	13
				56	47
Total Network Management Software - 0.09%*				236	227

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock(2)	5/16/2023	35,857	361	750
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	2,235	8	6
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	121
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	95
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	9
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	19
Relay Commerce, Inc.	Preferred Stock(2)	4/4/2024	36,200	26	26
				97	149
Total Other Financial Services - 0.39%*				639	1,026

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	—
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	3,988	8	7
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	3
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/27/2020	26,362	83	107
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/25/2022	3,279	1	11
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	6/29/2023	34,977	11	120
				95	238
Side, Inc.	Preferred Stock(2)	7/29/2020	71,501	57	265
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	100
Total Real Estate Services - 0.25%*				954	667

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	—
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	—
				60	—
Total Social/Platform Software - 0.01%*				103	25

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	62,115	132	173
Appex Group, Inc.	Preferred Stock(2)	4/14/2022	11,004	36	36
				168	209
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	45

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Software Development Applications - 0.10%*				233	254

Total Warrant Investments - 9.14%*				$14,846	$24,111

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Aerospace and Defense
Hermeus Corporation	Preferred Stock(2)	10/30/2024	17,958	$300	$299
Total Application Software - 0.11%*				300	299

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	7/18/2024	8,387	500	500
Total Application Software - 0.19%*				500	500

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	195
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	270
Tide Holdings Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	599
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.46%*				1,101	1,208

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	136
Cresta Intelligence Inc.	Preferred Stock(2)	9/30/2024	55,441	250	250
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	6
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	60
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	24
				595	90
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	3/28/2024	31,818	611	587
Quick Commerce Ltd.(1)(3)	Ordinary Shares(2)	3/28/2024	112,770,108	26	82
				637	669
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.55%*				1,987	1,444

Business/Productivity Software
AI2 Incorporated	Preferred Stock(2)	1/3/2024	280,424	830	830
Ao1 Holdings Inc.	Preferred Stock(2)	12/13/2024	16,573	50	50
Total Business/Productivity Software - 0.33%*				880	880

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	179
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	130
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	319
Total Business to Business Marketplace - 0.24%*				950	628

Computer Hardware
Quantum Circuits, Inc.	Preferred Stock(2)	4/17/2024	17,612	50	50
Total Computer Hardware - 0.02%*				50	50

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	191
Total Consumer Finance - 0.07%*				100	191

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	13
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	1
				100	14
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	88
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	52
GrubMarket, Inc.	Common Stock(2)	8/2/2024	—	4,178	4,178
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	610,584	166	5

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	327,630	165	4
				331	9
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,688	375	202
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,575	75	57
				450	259
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	219
TMRW Sports, Inc.	Preferred Stock(2)	11/9/2023	40,174	500	500
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 2.14%*				6,471	5,651

Database Software
ON-0731 Fund II LP(1)	Limited Partnership Interest(2)	8/29/2024	—	250	250
Total Database Software - 0.09%*				250	250

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	25
Merama Inc.	Preferred Stock(2)	4/30/2021	5,433	31	51
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	57
Merama Inc.	Preferred Stock(2)	9/13/2021	3,862	62	53
				106	161
Total E-Commerce - Personal Goods - 0.07%*				196	186

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.11%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	105
Haven Energy Inc.	Preferred Stock(2)	10/9/2024	37,489	77	77
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	699	1,604
Total Energy - 0.68%*				943	1,786

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	143
Total Financial Services -0.05%*				150	143

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products -0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	323
Total Healthcare Services - 0.19%*				720	511

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.06%*				150	150

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/9/2024	30,757	500	500
Total Information Technology - 0.19%*				500	500

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	131
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	101
Total Infrastructure - 0.09%*				161	232

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.03%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	65
Total Multimedia and Design Software - 0.02%*				58	65

Network Management Software
Skyflow Inc.	Preferred Stock(2)	1/22/2024	19,945	62	62
Skyflow Inc.	Preferred Stock(2)	9/27/2024	143,604	450	450
Total Network Management Software - 0.19%*				512	512

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	7
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	769
Total Other Financial Services - 0.29%*				698	776

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	190
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	68
Total Real Estate Services - 0.11%*				592	301

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	151
Total Software Development Applications - 0.06%*				250	151

Total Equity Investments - 6.43%*				$18,028	$16,948

Total Investments in Portfolio Companies - 136.44%*(4)(5)				$372,310	$359,897

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM	$40,829	$40,829
Total Cash Equivalents - 15.48%*			$40,829	$40,829

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Gain
British Pound Sterling (GBP)	1/27/2025	Zions Bancorporation, N.A.	£6,000	Sold	$3,260	$273
Euro (EUR)	1/27/2025	Zions Bancorporation, N.A.	€3,000	Sold	$7,779	$150
Total Foreign Currency Forward Contracts - 0.16%*					$11,039	$423
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
•For each debt investment tied to the Prime rate (“Prime”), as of June 30, 2025 and December 31, 2024, Prime was 7.50%. As of June 30, 2025, approximately 80.4%, or $250.1 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2024, approximately 82.5%, or $278.4 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.
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
June 30, 2025
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrual are included in the Company’s consolidated financial statements and summarized in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Base Management and Incentive Fees (in thousands)	2025	2024	2025	2024
Base management fee	$1,548	$1,548	$3,078	$3,095
Income incentive fee	$—	$—	$—	$—
Capital gains incentive fee	$—	$—	$—	$—
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
For the three months ended June 30, 2025 and 2024, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.6 million and $0.6 million, respectively.
For the six months ended June 30, 2025 and 2024, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $1.1 million and $1.2 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of June 30, 2025 and December 31, 2024. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$289,080	$289,080	$—	$—	$318,838	$318,838
Warrant investments	—	—	25,789	25,789	—	—	24,111	24,111
Equity investments	—	—	20,368	20,368	—	—	16,948	16,948
Total portfolio company investments	$—	$—	$335,237	$335,237	$—	$—	$359,897	$359,897
Derivative instruments(1)	—	(327)	—	(327)	—	423	—	423
Total investments, including derivative instruments	$—	$(327)	$335,237	$334,910	$—	$423	$359,897	$360,320
_______________
(1)Derivative instruments are carried at fair value and a level 2 security within the Company’s fair value hierarchy.
The following table shows information about Level 3 portfolio company investments measured at fair value for the six months ended June 30, 2025 and 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2025
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2024	$318,838	$24,111	$16,948	$359,897
Funding and purchases of investments, at cost	39,132	1,169	1,544	41,845
Principal payments and sale proceeds received from investments	(54,720)	(1,438)	(152)	(56,310)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,809	—	—	3,809
Realized gains (losses) on investments	(16,145)	237	(353)	(16,261)
Net change in unrealized gains (losses) included in earnings	(4,889)	2,344	1,747	(798)
Payment-in-kind coupon	3,055	—	—	3,055
Transfers between investments	—	(634)	634	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of June 30, 2025	$289,080	$25,789	$20,368	$335,237

Net change in unrealized gains / (losses) on Level 3 investments held as of June 30, 2025	$(10,480)	$906	$1,420	$(8,154)

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2024
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2023	$375,025	$16,915	$8,255	$400,195
Funding and purchases of investments, at cost	59,341	1,958	1,943	63,242
Principal payments and sale proceeds received from investments	(74,996)	(6)	—	(75,002)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,002	—	—	3,002
Realized losses on investments	(6,443)	(368)	—	(6,811)
Net change in unrealized gains (losses) included in earnings	(4,157)	(95)	(7)	(4,259)
Payment-in-kind coupon	1,839	—	—	1,839
Transfers between investments	(611)	(26)	637	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of June 30, 2024	$353,000	$18,378	$10,828	$382,206

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2024	$(5,670)	$118	$(7)	$(5,559)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the six months ended June 30, 2025 or the six months ended June 30, 2024.
Realized gains and losses are included in “net realized losses on investments” in the consolidated statements of operations.
For the three months ended June 30, 2025 and 2024, the Company recognized net realized losses of $13.2 million and $3.3 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized net realized losses of $16.4 million and $7.0 million, respectively.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended June 30, 2025 and 2024, net change in unrealized gains totaled $9.5 million and net change in unrealized losses totaled $1.7 million, respectively. During the six months ended June 30, 2025 and 2024, net change in unrealized gains/(losses) totaled $(1.5) million and $(3.9) million, respectively.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of June 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$271,159	Discounted Cash Flows	Discount Rate	10.35% - 43.48%	17.95%
	17,921	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	10.00% - 100.00%	87.41%
Warrant investments	25,789	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	4.99x
			Volatility	35.00% - 90.00%	64.97%
			Term	0.50 - 5.00 Years	3.43 Years
			Risk Free Rate	0.17% - 4.87%	3.47%
Equity investments	20,368	Black Scholes Option Pricing Model	Volatility	40.00% - 90.00%	57.39%
			Term	1.75 - 4.00 Years	3.07 Years
			Risk Free Rate	0.46% - 4.86%	3.36%
			Revenue Multiples	0.70x - 11.0x	2.26x
Total portfolio company investments	$335,237

Level 3 Investments (dollars in thousands)	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$311,488	Discounted Cash Flows	Discount Rate	10.12% - 37.73%	18.04%
	7,350	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	25.00% - 100.00%	78.37%
Warrant investments	24,111	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	3.80x
			Volatility	35.00% - 90.00%	65.44%
			Term	0.50 - 5.50 Years	3.40 Years
			Risk Free Rate	0.17% - 4.87%	3.64%
Equity investments	16,948	Black Scholes Option Pricing Model	Volatility	50.00% - 90.00%	56.78%
			Term	1.75 - 4.00 Years	3.08 Years
			Risk Free Rate	0.46% - 4.86%	3.35%
			Revenue Multiples	0.70x - 11.00x	2.34x
Total portfolio company investments	$359,897
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The notional amounts as of June 30, 2025 and December 31, 2024, as shown in the Consolidated Schedule of Investments, are representative of the average volume throughout the six months ended June 30, 2025 and year ended December 31, 2024, respectively. The following table shows a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of June 30, 2025 and December 31, 2024:

		Fair Value as of
Derivative Instrument	Statement Location	June 30, 2025	December 31, 2024
Foreign currency forward contracts	Other accrued expenses and liabilities	$(327)	$—
Foreign currency forward contracts	Prepaid expenses and other assets	—	423
Total		$(327)	$423
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during six months ended June 30, 2025 and 2024 are in the following locations in the Consolidated Statements of Operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instrument	Statement Location	2025	2024	2025	2024
Foreign currency forward contracts	Net realized gains/(losses) on investments	$(732)	$113	$(255)	$(216)
Foreign currency forward contracts	Net change in unrealized gains/(losses) on investments	22	(103)	(750)	366
Total		$(710)	$10	$(1,005)	$150
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables show the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2025 and December 31, 2024:

As of June 30, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$(327)	$—	$—	$—	$(327)
Total	$(327)	$—	$—	$—	$(327)

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$423	$—	$—	$—	$423
Total	$423	$—	$—	$—	$423

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of June 30, 2025 and December 31, 2024:

Liability (in thousands)	June 30, 2025			December 31, 2024
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$250,000	$23,000	$227,000	$250,000	$88,000	$162,000
2027 Notes	75,000	75,000	—	75,000	75,000	—
Total	$325,000	$98,000	$227,000	$325,000	$163,000	$162,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Interest Expense and Amortization of Fees (in thousands)	2025	2024	2025	2024
Revolving Credit Facility
Interest cost	$2,554	$2,354	$5,075	$4,435
Unused fee	199	203	401	409
Amortization of costs and other fees	252	245	501	495
Revolving Credit Facility Total	$3,005	$2,802	$5,977	$5,339

2027 Notes
Interest cost	$1,097	$1,099	$2,198	$2,198
Amortization of costs and other fees	49	46	97	90
2027 Notes Total	$1,146	$1,145	$2,295	$2,288

Total interest expense and amortization of fees	$4,151	$3,947	$8,272	$7,627
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (as amended, the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. As of June 30, 2025, commitments available totaled $250.0 million from four lenders—DBNY, MUFG, KeyBank National Association (“KeyBank”) and Axos Bank (“Axos”)—subject to an accordion feature, which allowed the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
As of June 30, 2025, the revolving period under the Credit Facility was scheduled to expire on July 15, 2025, subject to an extension with the consent of the lenders and early termination if an event of default occurs or other adverse events, specified in the Receivables Financing Agreement, occur. As of June 30, 2025, the scheduled maturity date for the Credit Facility was January 15, 2027, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. As of June 30, 2025, advances under the Credit Facility accrued interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50% and were subject to certain minimum principal utilization amounts during the revolving period. As of June 30, 2025, the applicable margin equaled 3.25% during the revolving period, with an increase to 4.25% during the amortization period. Refer to “Note 13 - Subsequent Events” for details on an amendment to the Credit Facility subsequent to quarter-end.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants under the Credit Facility.
As of June 30, 2025 and December 31, 2024, the Company had outstanding borrowings under the Credit Facility of $23.0 million and $88.0 million, respectively, excluding deferred credit facility costs of $1.5 million and $2.0 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three months ended June 30, 2025 and 2024, the Company had average outstanding borrowings under the Credit Facility of $92.9 million and $89.0 million, respectively, at a weighted average interest rate of 7.55% and 8.57%, respectively. During the six months ended June 30, 2025 and 2024, the Company had average outstanding borrowings under the Credit Facility of $90.5 million and $88.3 million, respectively, at a weighted average interest rate of 7.55% and 8.58%, respectively. As of June 30, 2025 and December 31, 2024, $221.3 million and $260.8 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility.

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
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and minimum stockholders’ equity requirement of $142.8 million, as adjusted upward by an amount equal to 65% of the net proceeds from the issuance of shares of the Company’s common stock subsequent to December 31, 2021. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.4 million and $0.5 million of deferred issuance cost as of June 30, 2025 and December 31, 2024, respectively, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of June 30, 2025 and December 31, 2024, the fair value of the 2027 Notes was $74.1 million and $72.3 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of June 30, 2025 and December 31, 2024:

Liability (in thousands)	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$23,000	$23,000	$—	$—	$88,000	$88,000
2027 Notes	—	—	74,071	74,071	—	—	72,277	72,277
Total	$—	$—	$97,071	$97,071	$—	$—	$160,277	$160,277
Note 7. Commitments and Contingencies
Commitments
As of June 30, 2025 and December 31, 2024, the Company’s unfunded commitments totaled $85.7 million to 23 portfolio companies and $67.1 million to 22 portfolio companies, respectively, of which $4.8 million and none, respectively, were dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Activehours, Inc.	$10,000	$41	$10,000	$41
Eridu Corporation	7,000	110	—	—
Thoughtspot, Inc.	7,000	119	—	—
All Inspire Health, Inc.	7,000	301	—	—
Eightfold AI, Inc.	7,000	18	—	—
Equafin Corp.	6,123	29	—	—
Artisan AI, Inc.	5,000	46	—	—
Rudderstack, Inc.	5,000	41	—	—
Earth Funeral Group, Inc.	5,000	112	—	—
Luxury Presence, Inc.	4,500	29	5,500	47
Simpplr Inc.	4,375	71	—	—
Muon Space, Inc.	3,850	81	5,000	78
Minted, Inc.	3,810	—	—	—
Ao1 Holdings, Inc.	2,280	35	2,280	34
Hermeus Corporation	1,530	17	3,212	36
Regent Craft Inc.	1,500	58	—	—
Planet A Foods GmbH	1,354	23	1,198	24
Hover Inc.	1,000	14	1,000	14
Worldwide Freight Logistics Ltd.	878	4	351	4
Hydrow Inc.	514	—	324	—
Workmate Labs, Inc.	500	2	500	2
Flashparking, Inc.	250	1	250	1
Panorama Education, Inc.	190	2	2,140	2
Etched.ai, Inc.	—	—	10,000	350
Fabfitfun, Inc.	—	231	—	—
Cresta Intelligence, Inc.	—	—	5,000	16
Thoughtful Automation, Inc.	—	—	4,061	39
Ocrolus Inc.	—	—	1,714	22
Quantum Circuits, Inc.	—	—	1,000	10
Mirelo AI GmbH	—	—	862	17
Karat Financial Technologies, Inc.	—	—	6,719	84
Haven Energy Inc.	—	—	2,700	67
Join Digital, Inc.	—	—	2,100	41
Overtime Sports, Inc.	—	—	1,143	8
Ephemeral Solutions, Inc.	—	1	—	1
Encore Music Technologies, Inc.	—	2	—	2
Total	$85,654	$1,388	$67,054	$940
_______________
(1)As of June 30, 2025 and December 31, 2024, the Company did not have any backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commitments Activity (in thousands)	2025	2024	2025	2024
Unfunded commitments at beginning of period(1)	$70,627	$50,716	$67,054	$72,193
New commitments(1)	56,531	44,302	84,531	68,438
Fundings	(22,247)	(32,996)	(39,741)	(61,602)
Repayments under existing revolvers	617	—	1,455	—
Expirations / Terminations	(20,061)	(3,800)	(27,923)	(20,803)
Foreign currency adjustments	187	1	278	(3)
Unfunded commitments and backlog of potential future commitments at end of period	$85,654	$58,223	$85,654	$58,223
Backlog of potential future commitments	—	—	—	—
Unfunded commitments at end of period	$85,654	$58,223	$85,654	$58,223
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of June 30, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	June 30, 2025	December 31, 2024
Dependent on milestones	$4,800	$—
Expiring during:
2025	23,515	55,989
2026	51,330	11,065
2027	10,809	—
Unfunded commitments	$85,654	$67,054
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of June 30, 2025 and December 31, 2024, the Company did not have any backlog of potential future commitments.
Note 8. Financial Highlights
The following table shows the financial highlights for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
Financial Highlights (in thousands, except share and per share data)	2025	2024
Per Share Data(1)
Net asset value at beginning of period	$11.11	$12.24
Changes in net asset value due to:
Net investment income	0.50	0.81
Net realized gains/(losses) on investments	(0.69)	(0.29)
Net change in unrealized losses on investments	(0.06)	(0.16)
Distributions to common shareholders	(0.35)	(0.47)
Net asset value at end of period	$10.51	$12.13

Net investment income per common share	0.50	$0.81
Net increase (decrease) in net assets resulting from operations per common share	$(0.25)	$0.35
Weighted average shares of common stock outstanding for period	23,689,363	23,689,363
Shares of common stock outstanding at end of period	23,689,363	23,689,363

Ratios / Supplemental Data(2)
Net asset value at end of period	$249,504	$287,812
Average net asset value	$257,872	$290,657
Total return based on net asset value per share(3)	(2.3)%	2.9%
Net investment income to average net asset value(4)	9.3%	13.4%
Net increase (decrease) in net assets to average net asset value(4)	(4.7)%	5.8%
Ratio of expenses to average net asset value(4)	10.6%	9.3%
Operating expenses excluding incentive fees to average net asset value(4)	10.6%	9.3%
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
(4)Percentage is presented on an annualized basis.
The following table shows the weighted average portfolio yield on debt investments for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
Ratios (Percentages, on an annualized basis)(1)	2025	2024
Weighted average portfolio yield on debt investments(2)	14.7%	15.6%
Coupon income	10.9%	11.8%
Accretion of discount	1.2%	1.0%
Accretion of end-of-term payments	1.6%	1.7%
Impact of prepayments during the period	1.0%	1.1%
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
(2)The weighted average portfolio yields on debt investments reflected above do not represent actual investment returns to the Company's shareholders.
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Share Information (in thousands, except share and per share data)	2025	2024	2025	2024
Net investment income	$6,741	$9,668	$11,948	$19,306
Net increase (decrease) in net assets resulting from operations	$3,017	$4,655	(5,955)	8,436
Basic and diluted weighted average shares of common stock outstanding	23,689,363	23,689,363	23,689,363	23,689,363
Basic and diluted net investment income per share of common stock	$0.28	$0.41	$0.50	$0.81
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.13	$0.20	$(0.25)	$0.35
Note 10.    Equity
During each of the three and six months ended June 30, 2025 and 2024, the Company did not issue any shares of common stock through the Company’s private placement offering.
As of both June 30, 2025 and December 31, 2024, the Company had 23,689,363 shares of common stock outstanding. As of both June 30, 2025 and December 31, 2024, the Company had 525 shares of its Series A Preferred Stock outstanding.
As of June 30, 2025, the Company had received capital commitments totaling $386.8 million, of which $354.7 million had been funded, with the Company’s stockholders released from funding obligations for any remaining undrawn capital commitments effective upon the expiration of the Company’s investment period in December 2023, subject to limited exceptions set forth in the stockholders’ subscription agreements with the Company.
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
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
April 25, 2024	April 29, 2024	May 17, 2024	0.47
August 1, 2024	August 5, 2024	August 23, 2024	0.41
October 31, 2024	November 1, 2024	November 15, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.10	(2)
May 15, 2025	May 16, 2025	May 23, 2025	0.35
		Total cash distributions	$7.57
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three and six months ended June 30, 2025. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
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
Note 13. Subsequent Events
Credit Facility
On July 2, 2025, the Company and the Financing Subsidiary amended the Receivables Financing Agreement and the Credit Facility by executing the Fourth Amendment to the Receivables Financing Agreement, dated as of July 2, 2025 (the “Amendment”), by and among the Financing Subsidiary, the Company, individually and as collateral manager, DBNY, as the facility agent, and DBNY, MUFG, KeyBank and Axos, as lenders.

The Amendment, among other things, (1) extends the scheduled termination of the revolving period under the Credit Facility from July 15, 2025 to July 15, 2027 and extends the scheduled maturity date of the Credit Facility from January 15, 2027 to the earlier of (a) January 15, 2029 or (b) the effective date on which the Credit Facility is otherwise terminated pursuant to its terms; (2) reduces the commitments available under the Credit Facility to $75.0 million, available only from DBNY as the sole lender and subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $125.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of DBNY; and (3) reduces the applicable margin under the Credit Facility such that advances under the Credit Facility accrue interest at a per annum rate equal to (a) during the revolving period, an applicable margin of 3.05% plus the greater of 3-month Term SOFR and 0.50%, subject to certain minimum principal utilization amounts, and (b) during the amortization period, an applicable margin of 4.05% plus the greater of 3-month Term SOFR and 0.50%.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. In addition, in connection with the Amendment, the Financing Subsidiary has agreed to pay certain fees to DBNY, as lender and facility agent.
Distribution
On July 30, 2025, the Board declared a $0.28 per share distribution to the Company’s common stockholders, payable on August 22, 2025 to stockholders of record on August 1, 2025.

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
•the potential emergence (or re-emergence) of a widespread health pandemic, and the length and duration thereof in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery;
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
We operate as one operating unit and one segment for financial reporting purposes, consistent with how the CEO and CFO, who collectively are our CODM, evaluate financial performance and allocate resources.
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

The following tables show certain information relating to the composition of our portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$314,567	$289,080	$(25,487)	169	72
Warrant investments	14,181	25,789	11,608	207	148
Equity investments	19,701	20,368	667	73	60
Total investments in portfolio companies	$348,449	$335,237	$(13,212)	449	167	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2024
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$339,436	$318,838	$(20,598)	192	75
Warrant investments	14,846	24,111	9,265	204	146
Equity investments	18,028	16,948	(1,080)	69	55
Total investments in portfolio companies	$372,310	$359,897	$(12,413)	465	160	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$61,107	18.2%
E-Commerce - Clothing and Accessories	27,617	8.2
Business Applications Software	24,310	7.3
Business Products and Services	21,065	6.3
Real Estate Services	20,761	6.2
E-Commerce - Personal Goods	20,739	6.2
Business/Productivity Software	20,584	6.1
Healthcare Services	19,123	5.7
Healthcare Technology Systems	14,032	4.2
Energy	12,952	3.9
Information Services (B2C)	9,381	2.8
Aerospace and Defense	9,120	2.7
Other Financial Services	7,665	2.3
Communications and Networking	7,048	2.1
Financial Software	6,686	2.0
Network Management Software	5,763	1.7
Computer Hardware	5,544	1.7
Database Software	5,502	1.6
Educational Software	5,167	1.5
Social/Platform Software	4,487	1.3
Multimedia and Design Software	4,163	1.2
Environmental Services	4,141	1.2
Medical Software and Information Services	2,797	0.8
Consumer Non-Durables	2,768	0.8
Entertainment Software	2,362	0.7
Information Technology	1,939	0.6
Commercial Transportation	1,532	0.5
Consumer Finance	1,480	0.4
Life and Health Insurance	1,310	0.4
Human Capital Services	790	0.2
Infrastructure	777	0.2
Business to Business Marketplace	704	0.2
Application Software	522	0.2
Elder and Disabled Care	486	0.1
Software Development Applications	405	0.1
Financial Services	143	*
General Media and Content	104	*
Communication Software	54	*
Logistics	51	*
Food Products	50	*
Commercial Services	6	*
Total portfolio company investments	$335,237	100.0%

_______________
*Amount represents less than 0.05% of total investments at fair value.

	December 31, 2024
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$75,970	21.1%
E-Commerce - Clothing and Accessories	28,838	8.0
Business/Productivity Software	27,182	7.6
Business Products and Services	23,846	6.6
Real Estate Services	22,148	6.2
Healthcare Services	21,941	6.1
Business Applications Software	21,051	5.8
E-Commerce - Personal Goods	20,038	5.6
Healthcare Technology Systems	14,496	4.0
Energy	10,347	2.9
Information Services (B2C)	9,448	2.6
Consumer Non-Durables	8,875	2.5
Computer Hardware	8,317	2.3
Other Financial Services	8,058	2.2
Aerospace and Defense	7,772	2.2
Network Management Software	5,727	1.6
Social/Platform Software	5,639	1.6
Communications and Networking	4,947	1.4
Financial Software	4,946	1.4
Human Capital Services	4,381	1.2
Multimedia and Design Software	4,130	1.1
Environmental Services	4,003	1.1
Educational Software	3,170	0.9
Entertainment Software	2,982	0.8
Medical Software and Information Services	2,701	0.8
Application Software	2,503	0.7
Life and Health Insurance	1,286	0.4
Consumer Finance	1,121	0.3
Infrastructure	777	0.2
Information Technology	750	0.2
Business to Business Marketplace	704	0.2
Database Software	504	0.1
Elder and Disabled Care	486	0.1
Software Development Applications	405	0.1
Financial Services	143	*
General Media and Content	104	*
Communication Software	54	*
Logistics	51	*
Food Products	50	*
Commercial Services	6	*
Total portfolio company investments	$359,897	100.0%
_____________
*Amount represents less than 0.05% of total investments at fair value.
The following table shows the financing product type of our debt investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$275,707	95.4%	$295,830	92.8%
Revolver loans	12,219	4.2	21,987	6.9
Convertible notes	1,154	0.4	1,021	0.3
Total debt investments	$289,080	100.0%	$318,838	100.0%
Growth capital loans in which the borrower held a term loan facility with another lender, with or without an accompanying revolving loan, in priority to our senior lien represented 16.8% and 24.3% of our debt investments at fair value as of June 30, 2025 and December 31, 2024, respectively.

Investment Activity
During the three months ended June 30, 2025, we entered into debt commitments with 6 new portfolio companies and 5 existing portfolio companies totaling $56.5 million, funded debt investments to 13 portfolio companies for $22.2 million in principal value, acquired warrant investments representing $0.8 million of fair value and made direct equity investments of $0.1 million. Debt investments funded during the three months ended June 30, 2025 carried a weighted average annualized portfolio yield of 12.5% at origination.
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
During the six months ended June 30, 2025, we entered into debt commitments with 10 new portfolio companies and 5 existing portfolio companies totaling $84.5 million, funded debt investments to 18 portfolio companies for $39.7 million in principal value, acquired warrant investments representing $1.2 million of fair value, and made direct equity investments of $0.5 million. Debt investments funded during the six months ended June 30, 2025 carried a weighted average annualized portfolio yield of 12.7% at origination.
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
During the three months ended June 30, 2025, we received $26.1 million of principal prepayments and early repayments from 7 portfolio companies and $8.0 million of scheduled principal amortization. During the three months ended June 30, 2024, we received $26.7 million of principal prepayments and early repayments from 5 portfolio companies and $19.3 million of scheduled principal amortization.
During the six months ended June 30, 2025, we received $31.7 million of principal prepayments and early repayments from 9 portfolio companies and $20.0 million of scheduled principal amortization. During the six months ended June 30, 2024, we received $39.9 million of principal prepayments and early repayments from 7 portfolio companies and $26.7 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning portfolio at fair value	$346,824	$402,819	$359,897	$400,195
New debt investments, net(1)	21,985	32,306	39,132	59,341
Scheduled principal amortization	(7,985)	(19,301)	(20,030)	(26,655)
Principal prepayments and early repayments	(26,062)	(26,702)	(31,687)	(39,898)
Accretion of debt investment fees	2,231	1,851	3,809	3,002
Payment-in-kind coupon	2,235	907	3,055	1,839
New warrant investments	761	1,523	1,169	1,958
New equity investments	952	550	1,544	1,942
Proceeds and dispositions from investments	(2,528)	(6,675)	(4,593)	(8,448)
Net realized losses	(12,665)	(3,509)	(16,261)	(6,811)
Net unrealized gains (losses) on investments	9,489	(1,563)	(798)	(4,259)
Ending portfolio at fair value	$335,237	$382,206	$335,237	$382,206
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
The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commitments and Fundings (in thousands)	2025	2024	2025	2024
Debt Commitments
New portfolio companies	$31,700	$19,022	$54,700	$33,022
Existing portfolio companies	24,831	35,280	29,831	45,416
Total(1)	$56,531	$54,302	$84,531	$78,438

Funded Debt Investments	$22,247	$32,996	$39,739	$62,237

Equity Investments	$128	$550	$528	$1,942
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of June 30, 2025 and December 31, 2024, we did not have any backlog of potential future commitments.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$21,129	7.3%	6	$21,470	6.7%	4
White (2)	230,097	79.6	50	267,419	83.9	56
Yellow (3)	22,818	7.9	5	11,966	3.8	4
Orange (4)	15,036	5.2	10	16,888	5.3	9
Red (5)	—	—	1	1,095	0.3	2
Total	$289,080	100.0%	72	$318,838	100.0%	75
As of June 30, 2025 and December 31, 2024, the weighted average credit ranking of our debt investment portfolio was 2.11 and 2.09, respectively. During the three months ended June 30, 2025, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: two portfolio companies with an aggregate principal balance of $16.4 million were downgraded from White (2) to Yellow (3).
As of June 30, 2025, we had investments in 10 portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $26.4 million and $13.4 million, respectively. As of December 31, 2024, we had investments in 10 portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $28.4 million and $16.5 million, respectively.

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
For the three months ended June 30, 2025, our net increase in net assets resulting from operations was $3.0 million, compared to a net increase of $4.7 million for the three months ended June 30, 2024, which was comprised of $6.7 million and $9.7 million, respectively, of net investment income and $3.7 million and $5.0 million, respectively, of net realized and unrealized losses. On a per common share basis for the three months ended June 30, 2025 and 2024, net investment income was $0.28 and $0.41, respectively, and our net increase in net assets from operations was $0.13 and $0.20, respectively.
For the six months ended June 30, 2025 and 2024, our net decrease in net assets resulting from operations was $6.0 million and our net increase in net assets resulting from operations was $8.4 million, respectively, which was comprised of $11.9 million and $19.3 million, respectively, of net investment income and $17.9 million and $10.9 million, respectively, of net realized and unrealized losses. On a per common share basis for the six months ended June 30, 2025 and 2024, net investment income was $0.50 and $0.81, respectively, and our net increase/(decrease) in net assets from operations was $(0.25) and $0.35, respectively.
Investment Income
Total investment and other income for the three months ended June 30, 2025 and 2024 was $13.5 million and $16.4 million, respectively. Total investment and other income for the six months ended June 30, 2025 and 2024 was $25.5 million and $32.8 million, respectively.
The decrease in total investment and other income for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, is due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio and a lower weighted average portfolio yield on our income-bearing debt investment portfolio.
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
Total operating expenses for each of the three months ended June 30, 2025 and 2024 were $6.8 million. Total operating expenses for each of the six months ended June 30, 2025 and 2024 were $13.5 million.
Base management fees for each of the three months ended June 30, 2025 and 2024 were $1.5 million. Base management fees for each of the six months ended June 30, 2025 and 2024 were $3.1 million. Base management fees remained flat during the 2025 period, as we did not issue common stock during the period.
We did not incur an income incentive fee for the three and six months ended June 30, 2025, as the income incentive fees were reduced by $1.3 million and $1.4 million, respectively, due to the total return requirement under the Advisory Agreement. We also did not incur an income incentive fee for the three and six months ended June 30, 2024, as the income incentive fees were reduced by $1.9 million and $3.8 million, respectively, due to the total return requirement under the Advisory Agreement. We did not incur a capital gains incentive fee during the three and six months ended June 30, 2025 or the three and six months ended June 30, 2024, primarily due to the current and cumulative realized and unrealized losses we recorded on our investment portfolio during the periods. See “Note 3. Related Party Agreements and Transactions” to our unaudited financial statements with respect to the capital gains incentive fee expense accruals.
For the three months ended June 30, 2025 and 2024, interest and fees on our borrowings totaled $4.2 million and $3.9 million, respectively. For the six months ended June 30, 2025 and 2024, interest and fees on our borrowings totaled $8.3 million and $7.6 million, respectively. Interest and fees increased during the periods ended June 30, 2025 primarily due to the minimum utilization fee we are charged under the Credit Facility, as while the weighted average borrowings outstanding under the Credit Facility during these periods were slightly higher compared to 2024, our advances under the Credit Facility were below the minimum principal utilization threshold during these periods.
For the three months ended June 30, 2025 and 2024, expenses under the Administration Agreement and general and administrative expenses totaled $1.1 million and $1.3 million, respectively. For the six months ended June 30, 2025 and 2024, expenses under the Administration Agreement and general and administrative expenses totaled $2.2 million and $2.7 million, respectively.

Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized losses on investments” in the consolidated statements of operations.
For the three months ended June 30, 2025 and 2024, we recognized net realized losses of $13.2 million and $3.3 million, respectively, primarily due to the write-offs of investments in certain portfolio companies, in addition to foreign currency adjustments. For the six months ended June 30, 2025 and 2024, we recognized net realized losses of $16.4 million and $7.0 million, respectively, primarily due to the write-offs of investments in certain portfolio companies, in addition to foreign currency adjustments.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended June 30, 2025, net change in unrealized gains totaled $9.5 million, resulting primarily from market rate adjustments, foreign currency adjustments, and the reversal of previously recognized unrealized losses on investments that were written-off during the period. During the three months ended June 30, 2024, net change in unrealized losses totaled $1.7 million, resulting primarily from market rate adjustments and foreign currency adjustments. During the six months ended June 30, 2025 and 2024, net change in unrealized losses totaled $1.5 million and $3.9 million, respectively, resulting primarily from market rate adjustments and foreign currency adjustments, partially offset by the reversal of previously recognized unrealized losses on investments that were written-off during the period.
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
The following table shows the weighted average annualized portfolio yield on our debt investments, excluding non-income producing investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Ratios (Percentages, on an annualized basis)(1)	2025	2024	2025	2024
Weighted average portfolio yield on debt investments(2)	15.4%	16.3%	14.7%	15.6%
Coupon income	11.0%	11.7%	10.9%	11.8%
Accretion of discount	1.4%	1.0%	1.2%	1.0%
Accretion of end-of-term payments	1.5%	1.8%	1.6%	1.7%
Impact of prepayments during the period	1.5%	1.8%	1.0%	1.1%
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
For the three months ended June 30, 2025 and 2024, our total return based on the change in net asset value was 1.2% and 1.6%, respectively. For the six months ended June 30, 2025 and 2024, our total return based on the change in net asset value was (2.3)% and 2.9%, respectively. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period. The total return is for the period shown and is not annualized.
The following table shows our return on average total assets and return on average net asset value for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	2025	2024	2025	2024
Net investment income	$6,741	$9,668	$11,948	$19,306
Net increase (decrease) in net assets	$3,017	$4,655	$(5,955)	$8,436

Average net asset value(2)	$252,232	$289,132	$257,872	$290,657
Average total assets(2)	$410,147	$452,592	$420,806	$456,364

Net investment income to average net asset value(3)	10.7%	13.4%	9.3%	13.4%
Net increase (decrease) in net assets to average net asset value(3)	4.8%	6.5%	(4.7)%	5.8%

Net investment income to average total assets(3)	6.6%	8.6%	5.7%	8.5%
Net increase (decrease) in net assets to average total assets(3)	3.0%	4.1%	(2.9)%	3.7%
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
As of June 30, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 94.7% of our total assets, as compared to 82.8% of our total assets as of December 31, 2024.
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
Cash Flows
During the six months ended June 30, 2025, net cash provided by operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $18.0 million and net cash used in financing activities, consisting primarily of net repayments under the Credit Facility and distributions paid, was $73.3 million. As of June 30, 2025, cash and cash equivalents, including restricted cash, was $14.5 million.
During the six months ended June 30, 2024, net cash provided by operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $19.7 million and net cash used in financing activities, consisting primarily of net repayments under the Credit Facility and distributions paid, was $30.2 million. As of June 30, 2024, cash, including restricted cash, was $50.4 million.
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
As of June 30, 2025, we had received capital commitments totaling $386.8 million in connection with our private offering of common stock, of which $354.7 million had been funded. Upon termination of our investment period, which occurred on December 19, 2023, our stockholders were released from funding obligations for any remaining undrawn capital commitments under their respective subscription agreements with us, subject to limited exceptions set forth in the subscription agreements.
Credit Facility
As of June 30, 2025, we had $250.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. As of June 30, 2025, the Credit Facility also included an accordion feature, which allowed the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $400.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of the lenders. As of June 30, 2025, the revolving period under the Credit Facility was scheduled to expire on July 15, 2025 and the maturity date of the Credit Facility was scheduled for January 15, 2027. As of June 30, 2025, advances under the Credit Facility accrued interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50%, and were subject to certain minimum principal utilization amounts during the revolving period. As of June 30, 2025, the applicable margin was equal to 3.25% during the revolving period, with an increase to 4.25% during the amortization period. See “Note 6 - Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
Subsequent to quarter-end, we amended the Credit Facility. See “Recent Developments” below for more information.
As of June 30, 2025 and December 31, 2024, we had outstanding borrowings of $23.0 million and $88.0 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $1.5 million and $2.0 million, respectively, which are included as assets in the consolidated statements of assets and liabilities. As of June 30, 2025 and December 31, 2024, we had $227.0 million and $162.0 million, respectively, of remaining capacity on our Credit Facility.
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
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to the aggregate amount of our senior securities, which generally includes all of our borrowings and any preferred stock, of at least 150%. As of June 30, 2025, our asset coverage for total borrowings and other senior securities was 353%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2025 and December 31, 2024, our unfunded commitments totaled $85.7 million and $67.1 million, respectively, of which $4.8 million and none, respectively, were dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.

The following table shows our unfunded commitments by portfolio company as of June 30, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	June 30, 2025	December 31, 2024
Activehours, Inc.	$10,000	$10,000
Eridu Corporation	7,000	—
Thoughtspot, Inc.	7,000	—
All Inspire Health, Inc.	7,000	—
Eightfold AI, Inc.	7,000	—
Equafin Corp.	6,123	—
Artisan AI, Inc.	5,000	—
Rudderstack, Inc.	5,000	—
Earth Funeral Group, Inc.	5,000	—
Luxury Presence, Inc.	4,500	5,500
Simpplr Inc.	4,375	—
Muon Space, Inc.	3,850	5,000
Minted, Inc.	3,810	—
Ao1 Holdings, Inc.	2,280	2,280
Hermeus Corporation	1,530	3,212
Regent Craft Inc.	1,500	—
Planet A Foods GmbH	1,354	1,198
Hover Inc.	1,000	1,000
Worldwide Freight Logistics Ltd.	878	351
Hydrow Inc.	514	324
Workmate Labs, Inc.	500	500
Flashparking, Inc.	250	250
Panorama Education, Inc.	190	2,140
Etched.ai, Inc.	—	10,000
Cresta Intelligence, Inc.	—	5,000
Thoughtful Automation, Inc.	—	4,061
Ocrolus Inc.	—	1,714
Quantum Circuits, Inc.	—	1,000
Mirelo AI GmbH	—	862
Karat Financial Technologies, Inc.	—	6,719
Haven Energy Inc.	—	2,700
Join Digital, Inc.	—	2,100
Overtime Sports, Inc.	—	1,143
Total	$85,654	$67,054

_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
During the six months ended June 30, 2025 and the year ended December 31, 2024, $20.1 million and $34.8 million of unfunded commitments expired or were terminated, respectively. The following table shows additional information on our unfunded commitments regarding milestones and expirations as of June 30, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	June 30, 2025	December 31, 2024
Dependent on milestones	$4,800	$—
Expiring during:
2025	23,515	55,989
2026	51,330	11,065
2027	10,809	—
Total	$85,654	$67,054
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30 2022	0.10
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
April 25, 2024	April 29, 2024	May 17, 2024	0.47
August 1, 2024	August 5, 2024	August 23, 2024	0.41
October 31, 2024	November 1, 2024	November 15, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.10	(2)
May 15, 2025	May 16, 2025	May 23, 2025	0.35
		Total cash distributions	$7.57
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
As of June 30, 2025, we estimated that we had undistributed taxable earnings from distributable earnings of $11.7 million, or $0.49 per common share.
Recent Accounting Pronouncements
None.
Recent Developments
Credit Facility
On July 2, 2025, we and our Financing Subsidiary entered into the Amendment, which, among other things, (1) extends the scheduled termination of the revolving period under the Credit Facility from July 15, 2025 to July 15, 2027 and extends the scheduled maturity date of the Credit Facility from January 15, 2027 to the earlier of (a) January 15, 2029 or (b) the effective date on which the Credit Facility is otherwise terminated pursuant to its terms; (2) reduces the commitments available under the Credit Facility to $75,000,000, available only from DBNY as the sole lender and subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $125.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of DBNY; and (3) reduces the applicable margin under the Credit Facility such that advances under the Credit Facility accrue interest at a per annum rate equal to (a) during the revolving period, an applicable margin of 3.05% plus the greater of 3-month Term SOFR and 0.50%, subject to certain minimum principal utilization amounts, and (b) during the amortization period, an applicable margin of 4.05% plus the greater of 3-month Term SOFR and 0.50%.
The Credit Facility includes customary representations and warranties and requires us and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. In addition, in connection with the Amendment, the Financing Subsidiary has agreed to pay certain fees to DBNY, as lender and facility agent.
Distribution
On July 30, 2025, our Board declared a $0.28 per share distribution to our common stockholders, payable on August 22, 2025 to stockholders of record on August 1, 2025.

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
As of June 30, 2025, a majority of the debt investments (approximately 80.4%, or $250.1 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including SOFR.
As of June 30, 2025, our floating rate borrowings totaled $23.0 million, which represented 23.5% of our outstanding debt as of June 30, 2025. As of June 30, 2025, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of June 30, 2025 was 7.50%, which is at or above the interest-rate floors applicable to a majority of our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of June 30, 2025. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of June 30, 2025, our interest expense on floating rate borrowings will increase if rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2025 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$6,141	$(1,125)	$5,016
Up 200 basis points	$3,881	$(750)	$3,131
Up 100 basis points	$1,621	$(375)	$1,246
Up 50 basis points	$701	$(188)	$513
Down 50 basis points	$(442)	$188	$(254)
Down 100 basis points	$(739)	$375	$(364)
Down 200 basis points	$(1,121)	$750	$(371)
Down 300 basis points	$(1,373)	$1,125	$(248)
This analysis is indicative of the potential impact on our investment income as of June 30, 2025, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings under the Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after June 30, 2025 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. As of June 30, 2025, we had no interest rate hedging transactions in place, but may seek to enter into such transactions in the future.

Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. During the six months ended June 30, 2025, we entered into foreign currency forward contracts to limit our foreign currency exposure with respect to the British Pound Sterling and Euro and may seek to enter into similar transactions in the future. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2025 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the SEC on March 11, 2025) which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. Similarly, we did not repurchase any shares of our equity securities during the quarter ended June 30, 2025.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Custody Arrangements
On August 11, 2025, the Company entered into a document custody agreement (the “Document Custody Agreement”) with Computershare Trust Company, N.A. (“Computershare”), pursuant to which Computershare will serve as the document custodian and provide custody services with respect to loan files and documents held by the Company. Either party may terminate the Document Custody Agreement at any time upon 60 days’ prior written notice.
On August 11, 2025, the Company entered into a custodial agreement (the “Securities Custody Agreement”) with Computershare pursuant to which Computershare will serve as the securities and cash custodian and provide custody services with respect to such assets held by the Company. Either party may terminate the Securities Custody Agreement at any time upon 60 days’ prior written notice.
The above summaries of the Document Custody Agreement and the Securities Custody Agreement are not complete and are qualified in their entirety by the full text of the Document Custody Agreement and the Securities Custody Agreement, copies of which are filed with this Quarterly Report on Form 10-Q as Exhibits 10.2 and 10.3, respectively, and incorporated herein by reference.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation(1)

3.2	Articles Supplementary(2)

3.3	Bylaws(3)

10.1	Fourth Amendment to Receivables Financing Agreement, dated as of July 2, 2025(4)

10.2	Custody Agreement, dated as of August 11, 2025, by and between TriplePoint Private Venture Credit Inc. and Computershare Trust Company, N.A.(*)

10.3	Custodial Agreement, dated as of August 11, 2025, by and between TriplePoint Private Venture Credit Inc. and Computershare Trust Company, N.A.(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(**)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(2)Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(3)Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on May 27, 2020.
(4)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on July 9, 2025.
(*)Filed herewith.
(**) Furnished herewith.
^    Schedules and/or exhibits to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Private Venture Credit Inc.

Date: August 12, 2025	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer
(Principal Financial and Accounting Officer)