Form 10-K
period 2025-12-31
TriplePoint Private Venture Credit Inc.
filed 2026-03-10
CIK 1792509

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
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of June 30, 2025, there was no established public market for the registrant’s common stock.
As of March 10, 2026, the Registrant had 23,689,363 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2026 annual meeting of stockholders (the “2026 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Form 10-K as indicated herein.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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
We were formed to capitalize on the strong worldwide demand from venture capital-backed companies for debt financing originated by the TriplePoint Capital global investment platform. We participate in and benefit from TriplePoint Capital’s multi-stage lifecycle lending approach (the “Lifespan Approach”) by lending to early, later, and venture growth stage companies focused in technology and other high growth industries that are backed by TriplePoint Capital’s select group of leading venture capital investors and may have a global business strategy and products or services that appeal to customers and consumers worldwide. The Company generally views high growth industries as industries which we believe may experience a higher than average growth rate as compared to others as a result of demand for new products or services offered by companies in these industries.
We originate and invest primarily in loans that have a secured collateral position and are used by venture capital-backed companies to finance their continued expansion and growth and, on a select basis, equipment financings and revolving loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments. We believe these investments will provide us with a stable, fixed-income revenue stream along with the potential for our returns to be enhanced by equity-related gains. We underwrite our investments seeking an unlevered yield-to-maturity on our growth capital loans and equipment financings generally ranging from 10% to 18% and on our revolving loans generally ranging from 1% to 10% above the applicable Prime Rate, or a market margin above SOFR-indexed loans, in each case, with potential for higher returns in the event we are able to exercise warrant investments and realize gains or sell our related equity investments at a profit. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and either the existence of or the near-term potential for strong revenue or revenue growth, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. The Adviser’s senior investment team also generally seeks to invest no more than 5% of our total assets in equity investments.
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
Term
On December 10, 2025, our board of directors (the “Board” or the “Board of Directors”) unanimously approved the extension of the term of the Company to December 19, 2026 (the “Expiration Date”) from December 19, 2025. As a result, unless the Board determines to (i) exercise its right, in its sole discretion, to extend the term of the Company for an additional one-year period to December 19, 2027 in accordance with the subscription agreements it entered into with each of its stockholders or (ii) effect an Advanced Liquidity Event (as defined below), the Company will begin an orderly liquidation of its remaining assets with an intent to distribute net proceeds and thereafter dissolve the Company within a reasonable period of time after the Expiration Date. However, if the Board determines that there has been a significant adverse change in our or our stockholders’ regulatory or tax treatment that, in its judgment, makes it inadvisable for the Company to continue in its present form, and the Board makes the determination to restructure or change the form of the Company to preserve (insofar as possible) the overall benefits previously enjoyed by our stockholders as a whole, or if the Board determines it appropriate (subject to any necessary stockholder approvals and applicable requirements of the 1940 Act), then the Board shall have the right to (a) cause the Company to change its form and/or jurisdiction of organization or (b) wind down and/or liquidate and dissolve the Company.
An Advanced Liquidity Event is defined as: (1) a listing of our shares of capital stock on a national securities exchange (a “listing”), including in connection with an initial public offering (an “IPO”), (2) a merger with another entity, including an affiliated company, subject to any limitations under the 1940 Act or (3) the sale of all or substantially all of our assets. We may participate in an Advanced Liquidity Event, subject to applicable law and necessary stockholder approvals, at any time prior to December 19, 2026 (or at any time prior to December 19, 2027, if the Board subsequently extends the term of the Company for an additional one-year period).
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
TPC utilizes a unique, relationship-based lending strategy that primarily targets companies funded by a select group of leading venture capital investors, which TPC refers to as the Lifespan Approach. Key elements of the Lifespan Approach include:
•establishing debt financing relationships with select venture capital-backed companies primarily across the lifecycle stages of development;
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
The Adviser’s senior investment team, which is led by the Adviser’s co-founders, James P. Labe and Sajal K. Srivastava, is highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and has developed long-standing relationships with, and has an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. The Adviser’s senior investment team has extensive experience and backgrounds in technology and high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has multiple years of relevant experience and an extensive network of industry contacts and venture capital relationships.

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

Target Venture Capital-Backed Companies
We primarily target investment opportunities in companies that have received equity investment from venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally may have many of the following characteristics:
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
Market Opportunities
We believe there are opportunities in the current and near-term global market for us to pursue an investment strategy focused primarily in venture capital-backed companies in technology and other high growth industries, with a primary focus on companies that have received investment capital from TPC’s select group of leading venture capital investors. We generally view high growth industries as industries which we believe may experience a higher-than-average growth rate as compared to others as a result of demand for new products or services offered by companies in these industries. TPC has an established history of investing in companies in which these leading venture capital investors have previously invested.
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
Competitive Strengths
Experienced Senior Investment Team
The Adviser’s senior investment team, which is led by the Adviser’s co-founders, James P. Labe and Sajal K. Srivastava, is highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and has developed long-standing relationships with, and have an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. The Adviser’s co-founders and senior investment team have extensive experience and backgrounds in technology and other high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has multiple years of relevant experience and an extensive network of industry contacts and venture capital relationships.
Proven Direct Origination Capability
TPC is widely recognized as a leading financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespans. Our Adviser (i) benefits from the relationships developed by TPC as part of its Lifespan Approach and (ii) typically sources investment opportunities with TPC’s select group of leading venture capital investors or directly from prospective venture capital-backed companies who are seeking debt financing and are attracted by TPC’s reputation and extensive track record in the venture capital-backed lending market. Additional origination sources for our Adviser include its investment team’s extensive network of angel investors, successful entrepreneurs, former and current venture capital-backed companies, financial advisers, accounting firms and law firms. In addition, pursuant to a co-investment exemptive order issued by the SEC on July 8, 2025 (the “Exemptive Order”), we have the ability to participate in negotiated co-investment transactions with TPC and/or investment funds, accounts and vehicles managed by TPC or its affiliates, including TriplePoint Venture Growth BDC Corp. (“TPVG”) and TriplePoint Venture Lending Fund, LLC (“TPVL”), a private fund which is focused primarily on early, later and venture growth stage companies, where doing so is consistent with regulatory requirements and other pertinent factors, and subject to the conditions of the Exemptive Order. As a result of the Exemptive Order, we believe we will have access to a large pipeline of investment opportunities and deal flow, be in a unique position to meet the needs for large debt financings from prospective and existing portfolio companies, and increase our portfolio diversification across stages, obligors, industries, and principal exposure.
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
Strong Relationship-Based Approach with Leading Venture Capital Investors
We generally expect to (i) benefit from the relationships developed by TPC as part of its Lifespan Approach and (ii) target investment opportunities backed by a select group of leading venture capital investors. We believe these well-recognized firms have consistently generated strong returns through superior selection processes and access to experienced entrepreneurs and quality investment opportunities based upon their strong reputations and track records, specialized knowledge and experienced investment professionals. We evaluate and adjust this select group of investors from time to time based on the firm’s business dynamics, track record, and our experience with these firms. As a result of this strategy, we focus and narrow our investment sourcing efforts to those investment opportunities backed by these leading venture capital investors with established track records targeting investments primarily in the Silicon Valley, Boston, New York, Southern California and, to a lesser extent, the United Kingdom, Canada, Europe, Israel and other geographic areas where venture capital investors are deploying capital. We believe these relationships serve as an important source of investment opportunity referrals for us. We work with our select group of leading venture capital investors to identify debt financing opportunities within their portfolio companies that we believe have established management teams, strong venture capital investor support, large market opportunities, innovative technology or intellectual property, potential for meaningful warrant and/or equity investment returns and sufficient cash reserves to complement a potential debt financing opportunity.
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
Growth Capital Loans
Key typical attributes of our growth capital loans include:
•Size typically ranges from $1 million to $30 million. We generally target and balance our growth capital loan size to the total equity capital base, the current or near-term enterprise value, current or potential value of intellectual property, current or potential revenue run rate and current or near term cash and liquidity profile of a prospective borrower;
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
•Equity “kickers” may be included in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;
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
Equipment Financings
Key typical attributes of our equipment financings include:
•Size typically ranges from $1 million to $30 million. We generally target the size of our equipment financing to anticipate the capital equipment needs for a prospective borrower over a twelve month period balanced by the total equity capital base, the current or near term enterprise value, current or potential value of intellectual property, current or potential revenue run rate and current or near term cash and liquidity profile of a prospective borrower;
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
•Equity “kickers” may be included in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;
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
•Short total repayment periods typically ranging from 12 to 36 months that typically provide for interest only periods and/or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 12 to 24 months after the loan’s funding date or on its maturity date;
•Unlevered yield-to-maturity generally ranging from 1% to 10% above the applicable Prime Rate, or a market margin above SOFR-indexed loans, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;
•Equity “kickers” may be included in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any equity appreciation and enhance our overall returns;
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
Warrant Investments
In connection with our secured loans, we generally receive warrant investments to acquire preferred or common stock in a venture capital-backed company typically at the same price per share paid by the company’s venture capital investors in its last round of equity financing, a recent valuation of the venture capital-backed company as determined by a third party or in its next round of equity financing. In certain situations, depending on the profile of the company, we may elect not to receive warrants or to receive other forms of investment return and enhancements including cash-based fees or performance-related payments. As a venture capital-backed company’s enterprise value changes, we recognize unrealized gains or losses from the fair value changes in our warrant investments, and in conjunction with a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the exercise of these warrant investments and the sale of the underlying stock. Warrant investments granted in connection with our secured loans are typically based on a percentage of the committed loan amount, are treated as original issue discount (“OID”) and may be earned at document execution and/or as the loan is funded. Warrant coverage generally ranges from 2% to 10% of the committed loan amount.
Direct Equity Investments
In connection with our secured loans, we may obtain equity investment rights that allow us to invest in a venture capital-backed company’s current or next round of private equity financing on the same terms and conditions as the company’s venture capital investors and/or other equity investors in the round. In some cases, we may make a direct equity investment in a prospective portfolio company prior to transacting a potential secured loan with a company. As a venture capital-backed company’s enterprise value changes, we recognize unrealized gains or losses from the fair value changes in our direct equity investments, and in conjunction with a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the sale of the underlying stock. These equity investment rights typically range from $100,000 to $1.0 million in size (generally not exceeding 5% of the company’s total equity), although we are under no obligation to make any such investment. Typically, these are passive investments (we do not take a board of directors’ seat with the company) but can be strategically valuable and beneficial as an enhancement to our relationship with the venture capital-backed company and to our economic return by generating meaningful return on capital committed.
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
Our Adviser’s diligence and credit analysis process typically includes virtual or in-person visits by one of our Adviser’s Investment and Credit Analysis professionals (each, an “Investment and Credit Analysis Professional”) to a prospective borrower’s headquarters and other facilities, interviews with key management and board members and reference checks on senior management. In addition, the diligence process may include discussions with key industry research analysts, other industry participants, and customers and suppliers, where appropriate. One of our Adviser’s Investment and Credit Analysis Professionals also typically reviews the prospective borrower’s organizational documents and structure, capital structure, assets, liabilities, employee plans, key customer or supplier contracts, legal and tax matters and other relevant legal documentation. The Investment and Credit Analysis Professional, along with the Originations Professional, submit a detailed credit and due diligence memorandum describing and analyzing the proposed transaction, as well as the outcome of the diligence and credit analysis activities. This memorandum is circulated to a committee of the Adviser’s senior investment team members, which typically includes a member of the Investment Committee (each, a “Credit Committee”), and other investment team members in advance of their meetings.
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
Investment Monitoring and Portfolio Management
Our Adviser utilizes an extensive internal credit tracking and monitoring approach to regularly follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by our Adviser’s senior investment team and through the track record developed by TPC since its inception and is based in part on its expertise and deep understanding of the risk associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the outlook for the borrower’s industry segment, progress of product development, overall adherence to the business plan, financial condition, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure matters. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess such borrower’s progress and development and the venture capital investor’s outlook and/or level of support for such borrower.
Each of our borrowers is assigned a “Portfolio Company Team” consisting of staff from our Adviser’s Originations, Investment and Credit Analysis, Portfolio Monitoring and Legal teams. Our Adviser believes that having a dedicated Portfolio Company Team for each borrower further strengthens the relationship it has with the borrower, which is a key component of our Adviser’s strategy and affords our Adviser consistent and continuous interaction with our borrowers. A Portfolio Monitoring professional is assigned to all borrowers to ensure compliance with financial statement and compliance reporting, insurance filing and timely payment requirements. These professionals review the various financial statements, compliance reports and other documents received from our borrowers on a monthly or quarterly basis, as well as publicly filed financial information or financing statements, such as UCC financing statements and press releases, and enter them into our Adviser’s proprietary client-management platform for review by the rest of the Portfolio Company Team. In the event of a missed payment or if other credit issues arise, the Portfolio Company Team initiates escalation procedures.
On a monthly basis, our Adviser and the Adviser’s senior investment team review material events and information on our borrowers and discuss in detail those borrowers that are performing below expectations. On a quarterly basis, or more frequently as needed, our Originations Professionals and Investment and Credit Analysis Professionals also undertake an extensive re-evaluation of each borrower and prepare a portfolio update. Key topics that are reviewed include timing/status of the next equity financing round, cash balance and burn rate, financial and operational progress, and covenant adherence. These meetings are attended by one or more members of our Adviser’s Investment Committee and the appropriate senior investment team and the Portfolio Company Team for the specific borrower being reviewed.
If the outlook for a borrower, its industry, or a borrower’s available cash balance or credit rating is materially deteriorating, or there is a material downturn in the borrower’s standing since the Adviser’s last review, the Adviser changes the standing of the borrower on the Credit Watch List (as discussed below) and its Originations Professionals and Investment and Credit Analysis Professionals contact the borrower and its venture capital investors to discuss and understand any changes. In these situations, the Adviser generally receives input, analysis and recommendations from a committee of senior investment team members and other advisors with experience managing distressed loan situations (the “Portfolio Group Committee”). Our Originations Professionals and Investment and Credit Analysis Professionals actively work to maintain an open dialogue with borrowers on the Credit Watch List to work to limit the likelihood of a default. Our Adviser assesses each borrower on our Credit Watch List and, based on the recommendations from the Portfolio Group Committee and from our Originations Professionals and Investment and Credit Analysis Professionals, determines the appropriate course of action, including decisions to declare a default, enforce our rights and remedies, modify or waive a provision of our investments, seek early pay-off, wait for an external event, such as an acquisition or financing, or restructure the distressed loan or receive additional consideration in the form of fees or warrant investments. In some cases, we may pursue remedies to protect our investment such as taking steps to preserve or protect collateral and liquidate or collect collateral, with or without the cooperation of management. If a bankruptcy event or insolvency is a possibility, we may utilize outside counsel to provide advice on avoiding this outcome and to minimize and mitigate the adverse effects on us.
The Adviser, through its Portfolio Group Committees, assesses each borrower on its Credit Watch List and, based on the recommendations from its Originations Professionals and Investment and Credit Analysis Professionals and potentially from its discussions with and representations made by the borrower’s venture capital investors, determines the appropriate course of action, including decisions to enforce the Company’s rights and remedies, modify or waive a provision of the Company’s investments, declare a default, request early pay-off, wait for an external event, such as an acquisition or financing, or restructure a secured loan or receive additional consideration in the form of fees or warrant investments. In a worst-case scenario, a member of the Portfolio Company Team sells collateral with the help of management, repossesses and auctions assets or negotiates and structures other potential outcomes, including a re-capitalization of the business. If a bankruptcy event is a possibility, a member of the Portfolio Company Team may utilize outside counsel to provide advice on avoiding this outcome or to minimize and mitigate the adverse effects on the Company.
Consistent with TPC’s existing policies, our Adviser maintains a Credit Watch List, which places borrowers into five risk categories based upon our Adviser’s senior investment team’s judgment and in consultation with, among others, the Adviser’s Portfolio Group Committees and Originations Professionals and Investment and Credit Analysis Professionals, where 1 is the best rating and all new loans are generally assigned a rating of 2.

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
Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. The investment income component of the incentive fee will be subject to a total return requirement, which will provide that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters (“Trailing Twelve Quarters”) exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the Trailing Twelve Quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the Trailing Twelve Quarters. However, following the occurrence (if any) of an IPO, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the 11 preceding calendar quarters (or if shorter, the number of quarters that have occurred since the IPO).
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
•fees payable to transfer agents and dividend agents and custodial fees and expenses;
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
Board Approval of the Investment Advisory Agreement
The Advisory Agreement was most recently approved by the Board, including all of our Independent Directors, on April 30, 2025 for an additional one-year term ending on May 27, 2026. In reaching a decision to re-approve the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
Our Board most recently determined to re-approve the Administration Agreement at a meeting held on April 30, 2025. In connection with such approval, the Board, including the Independent Directors, reviewed the payments made by us to the Administrator to determine that the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the payments made by us under the Administration Agreement are reasonable in light of the services provided. The Board has also reviewed the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and the affiliates of TPC. The Board assessed the reasonableness of such reimbursements for expenses allocated to us based on the nature and quality of the administrative services provided to us by the Administrator, our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, any existing and potential sources of indirect income to the Administrator from its relationship with us, information about the administrative services to be performed and the personnel performing such administrative services, the organizational capability of the Administrator, and the possibility of obtaining similar services from other third-party service providers.
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
Staffing Agreement
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers. The Adviser has entered into a staffing agreement with TriplePoint Capital (the “Staffing Agreement”), pursuant to which TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment teams led by either Mr. Labe or Mr. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and comprehensive portfolio management and investment monitoring capabilities of TPC’s senior investment team. The Staffing Agreement may be terminated by either party with 60 days’ prior written notice to the other party. See “Item 1A. Risk Factors — Risks Relating to our Business and Structure — We are dependent upon our executive officers and our Adviser’s senior investment team and, in particular, Mr. Labe and Mr. Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.”
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
We co-invest from time to time, and intend to continue making co-investments, with TriplePoint Capital and/or investment funds, accounts and vehicles managed by TriplePoint Capital or its affiliates, including TPVG and TPVL, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TriplePoint Capital and/or such investment funds, accounts and vehicles managed by TPC or its affiliates where the only term that is negotiated is price. However, pursuant to the Exemptive Order, we are permitted to participate in negotiated co-investment transactions with TriplePoint Capital and/or investment funds, accounts and vehicles managed by TPC or its affiliates, including TPVG and TPVL, where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the Exemptive Order. Our Adviser, pursuant to the Exemptive Order, operates under a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that our Adviser consider the interests of us in allocations. Under the Exemptive Order, among other things, the terms, conditions, price, and class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made, and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. While the Exemptive Order permits greater flexibility to negotiate the terms of co-investments with TriplePoint Capital and/or investment funds, accounts and investment vehicles managed by TriplePoint Capital or its affiliates, including TPVG and TPVL, where doing so is consistent with regulatory requirements and other pertinent factors, the requirements of the Exemptive Order (including any requirements for Board approval thereunder), as well as other regulatory requirements associated with us and other BDCs managed by the Adviser, potentially will impact the investment allocations among other participating accounts (including, for the avoidance of doubt, us) or otherwise impact allocation results.
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
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (“QPTP”) (the “90% Gross Income Test”); and
•diversify our holdings so that, at the end of each quarter of each taxable year:
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
For U.S. federal income tax purposes, we are generally permitted to carry forward a net capital loss in any taxable year to offset our own capital gains, if any. These amounts are available to be carried forward to offset future capital gains to the extent permitted by the Code and applicable tax regulations. Any such loss carryforwards will retain their character as short-term or long-term. In the event that we were to experience an ownership change as defined under the Code, the capital loss carryforwards and other favorable tax attributes of us, if any, may be subject to limitation.
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
Debt Instruments
We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term payment and/or PIK interest payment or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though we will not have received any corresponding cash amount.
Below Investment Grade Instruments
Investments in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated may present special tax issues for us. The U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income tax.
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
Tax Shelter Reporting Regulations
Under applicable U.S. Treasury Regulations, if a U.S. stockholder recognizes a loss with respect to shares of $2 million or more for a non-corporate U.S. stockholder or $10 million or more for a corporate U.S. stockholder in any single taxable year (or a greater loss over a combination of years), the U.S. stockholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. holders of portfolio securities are in many cases exempt from this reporting requirement, but under current guidance, U.S. stockholders of a RIC are not exempt.

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
Limitation on Deduction for Certain Expenses
For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, shareholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. Until and unless we are treated as a publicly offered RIC, a non-corporate U.S. stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder. Non-corporate U.S. stockholders, including individuals, trusts, and estates, such amounts generally will not be entitled to a deduction for such expenses.
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
•We and our portfolio companies are subject to risks associated with artificial intelligence and machine learning technology.
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
Our Adviser has entered into the Staffing Agreement with TPC. Pursuant to the Staffing Agreement, TPC makes, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment teams led by either Mr. Labe or Mr. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Under the Staffing Agreement, TPC is required to make the Adviser aware of any financings that TPC evaluates, originates, or in which TPC participates, and the Adviser is responsible for allocating the investment opportunities amongst its affiliates fairly and equitably over time in accordance with its allocation policy. We depend on the diligence, skill and network of business contacts of our Adviser’s senior investment team and our executive officers to achieve our investment objective. We cannot assure you that TPC will fulfill its obligations under the Staffing Agreement or its allocation policy. Further, the Staffing Agreement may be terminated by either party with 60 days’ prior written notice to the other party, and we cannot assure you that the Staffing Agreement will not be terminated by TPC or that our Adviser will continue to have access to the professionals and Investment Committee of TPC or its information and deal flow. The loss of any such access would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our ability to achieve our investment objective depends on our Adviser’s ability to manage our business and to grow our investments and earnings. This depends on our Adviser’s ability to identify, invest in and monitor companies that meet our underwriting criteria. Furthermore, our Adviser may choose to slow or accelerate new business originations depending on market conditions, the rate of investment activity among TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, and other market dynamics. The achievement of our investment objective on a cost-effective basis depends upon our Adviser’s origination capabilities, execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Our Adviser’s senior investment team also has substantial responsibilities in connection with the management of TPC’s investment vehicles and business segments. We caution you that the principals of our Adviser may be called upon to provide and currently do provide significant managerial assistance to portfolio companies and other investment vehicles which are managed by the Adviser. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our financial condition, results of operations and cash flows.
We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.
Our competitors include both existing and newly formed equity and debt-focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. One or more of our competitors may have or develop relationships with TPC’s select group of leading venture capital investors. We may also be limited in our ability to make an investment pursuant to the restrictions under the 1940 Act to the extent one or more of our affiliates has an existing investment with such obligor. Additionally, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have a lower cost of capital than we do, which may allow them to offer financing on more attractive terms. Also, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to taxation as a RIC. Additionally, potential deregulation of bank capital requirements or lending restrictions could further increase competition from banks, which historically have not been as active in the venture lending market, and could adversely affect our ability to source attractive investment opportunities and the terms on which we are able to make investments.
The competitive pressures we face may have a material adverse effect on our financial condition, results of operations and cash flows. We do not compete primarily on the financing rates and terms we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. We may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. Increased competition may also result in our making investments on less favorable terms than we otherwise would have anticipated, including with respect to pricing, covenants, collateral requirements and other structural protections, which could adversely affect our investment returns and increase our credit risk. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
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
A reduction in the availability of new capital or an inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have a material adverse effect on our financial condition, results of operations and cash flows. We cannot predict the timing, price, or terms upon which additional capital, if any, may be available. Any future debt or equity financing, if available, may be on terms that are less favorable to us than our current financing arrangements, and any future equity issuance, if any, could dilute the percentage ownership of our current stockholders.
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
Since in these cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to maintain our tax treatment as a RIC and to avoid a 4% U.S. federal excise tax on certain of our undistributed income. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain sufficient cash from other sources, we may fail to qualify for tax treatment as a RIC and thus be subject to corporate-level income tax. In addition, if a portfolio company defaults on a loan that has an accrued PIK interest, end-of-term payment, and/or OID component, we may be required to reverse prior income accruals in respect of such investment, which could reduce our net asset value and our reported net investment income for the period in which such reversal occurs. There can be no assurance that income accruals will ultimately be realized in cash.
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
We may issue debt securities or additional shares of preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (i.e., the amount of debt may not exceed 66-2/3% of the value of our assets) after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. A failure to satisfy the asset coverage ratio could also restrict our ability to pay distributions, potentially impairing our ability to maintain our qualification as a RIC. To the extent we have senior securities outstanding, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
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
Leverage magnifies the potential for loss on an investment in the Company. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay dividends, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. We are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. As of December 31, 2025, the Company’s asset coverage for borrowed amounts was 275%.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2025, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2025(1)	(20.7)%	(12.7)%	(4.7)%	3.4%	11.4%
_______________
(1)The hypothetical return to common stockholders is calculated by multiplying our total assets as of December 31, 2025 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended December 31, 2025, adjusted for the dividends on our Series A Preferred Stock (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Capital Resources and Borrowings—Series A Preferred Stock” of Part II of this Annual Report on Form 10-K); and then dividing the resulting difference by our total assets attributable to common stock. The calculation assumes that as of December 31, 2025 the Company had (i) $397.1 million in total assets, (ii) $141.0 million in total debt outstanding, (iii) $525,000 in aggregate liquidation preference of our Series A Preferred Stock, (iv) $247.8 million in net assets, and (v) a weighted average cost of borrowings of 8.2%.
Based on our outstanding indebtedness of $141.0 million as of December 31, 2025 and the aggregate liquidation preference of our Series A Preferred Stock of $525,000, our investment portfolio would have been required to experience an annual return of at least 2.9% to cover annual interest payments on the outstanding debt and dividends on our Series A Preferred Stock.
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
Adverse developments in the credit markets may impair our ability to amend any existing borrowing facility or enter into any other future borrowing facility.
During past U.S. economic downturns, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. Such developments in the credit markets may result in, among other things, write-offs, the re-pricing of credit risk, the failure of financial institutions, or worsening general economic conditions, any of which could materially and adversely impact the availability and cost of debt capital for us. If these conditions reoccur, it may be difficult for us to enter into a new borrowing facility, obtain other financing to finance the growth of our investments or refinance any outstanding indebtedness on acceptable economic terms or at all. Any failure to extend, refinance or repay such indebtedness when due could have a material adverse effect on our liquidity, results of operations and financial condition.

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
There may be substantial financial penalties or fines for breaches of data security and privacy laws (which may include insufficient security for personal or other sensitive information). Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, the Adviser’s employees’ or our investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our or the Adviser’s computer systems and networks (or those of our third-party service providers), or otherwise cause interruptions or malfunctions in our, the Adviser’s employees’, our investors’, our portfolio companies’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors, our portfolio companies and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors. Furthermore, cyber threats are increasingly sophisticated and include, among other techniques, ransomware and extortion attacks, social engineering (including "phishing" and "spear phishing"), business email compromise, and nation-state-sponsored attacks. Threat actors may exploit artificial intelligence tools to increase the sophistication, speed and scale of attacks, including by creating more convincing fraudulent communications, automating attack vectors and impersonating trusted counterparties. There can be no assurance that our cybersecurity measures or those of our third-party service providers will be sufficient to detect or prevent all cyber threats.
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
We may participate in negotiated co-investment transactions with TPC and/or investment funds, accounts and vehicles managed by TPC or its affiliates, including TPVG and TPVL, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, on July 8, 2025, TPC and our Adviser received the Exemptive Order from the SEC, which permits greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC or its affiliates, including TPVG and TPVL, where doing so is consistent with regulatory requirements and other pertinent factors and pursuant to the conditions of the Exemptive Order. Our Adviser, pursuant to the Exemptive Order, operates under a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that our Adviser consider the interests of us in allocations. Under the Exemptive Order, among other things, the terms, conditions, price, and class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made, and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the Exemptive Order (including any requirements for Board approval thereunder), as well as other regulatory requirements associated with us and other BDCs managed by the Adviser, potentially will impact the investment allocations among other participating accounts (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Exemptive Order or the rules and other guidance promulgated by the SEC and its Staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

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
We and our portfolio companies are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including generative artificial intelligence, large language models and machine learning technologies and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
The rapid developments in AI are fundamentally reshaping competitive dynamics within the sectors in which our portfolio companies operate. Portfolio companies that are unable to develop, integrate, or adopt AI tools at a competitive pace may face loss of market share or become unviable, while those that do deploy AI tools face risks of inaccurate or biased outputs, intellectual property infringement (including ownership disputes over AI-generated content and training data), cybersecurity vulnerabilities, and the potential leakage of confidential or proprietary information to third-party AI platforms. The legal and regulatory landscape for AI is rapidly evolving and uncertain at the federal, state, and international levels, and new AI regulations could impose material compliance costs or restrict certain AI use cases on which our portfolio companies depend. Furthermore, recent U.S. tariff and trade policy actions—including sweeping tariffs imposed on imports from most U.S. trading partners beginning in 2025—have created particular risks for technology-sector companies, which depend heavily on global semiconductor, memory, and component supply chains, many of which are concentrated in Asia. Any significant disruption to these supply chains could have an outsized adverse effect on our portfolio companies relative to companies in less globally integrated industries.
The recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks by our portfolio companies and the Adviser.
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
In addition, the rapid development and deployment of AI by third parties, including our portfolio companies’ competitors, could disrupt the markets and business models in which our portfolio companies operate, lower barriers to entry in their industries, and increase competitive pressures in ways that are difficult to predict. Portfolio companies that fail to adapt to AI-driven changes in their industries could experience deteriorating competitive positions, reduced revenue, and impaired ability to service our loans. Furthermore, evolving AI-related legal and regulatory requirements—including potential AI-specific legislation, the application of existing intellectual property, data privacy and consumer protection laws to AI activities, and international regulatory divergence—may impose compliance costs and operational restrictions on our portfolio companies that adversely affect their businesses and our investment returns.
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
Our total investment in an individual company may be significant. As a result, if a significant investment fails to perform as expected, it may be subject to multiple credit rating downgrades on our internal rating scale within a short period of time. As a result of such deterioration in the performance of a significant investment, our financial condition, results of operations and cash flows could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our concentration in technology sectors may amplify these risks, as AI technology, U.S. tariff and trade policy changes and macroeconomic disruptions may disproportionately affect technology companies and the venture capital ecosystem that supports them, potentially causing simultaneous losses across multiple portfolio companies.
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
Venture capital firms in turn rely on their limited partners to pay in capital over time in order to fund their ongoing and future investment activities. To the extent that venture capital firms’ limited partners are unable or choose not to fulfill their ongoing funding obligations, the venture capital firms may be unable to continue operationally and/or financially supporting the ongoing operations of our portfolio companies, which could have a material adverse impact on our financing arrangement with our portfolio companies. The prolonged period of reduced IPO and M&A exit activity since 2022, notwithstanding some improvement in 2024 and 2025, has resulted in a significant decline in distributions from venture capital funds to their limited partners. As a result, many venture capital funds may be operating well beyond their originally contemplated fund lifecycles, and their general partners may face growing pressure from limited partners to return capital, wind down funds, or pursue secondary sales of portfolio company positions. These dynamics may reduce the willingness and ability of venture capital sponsors to make follow-on investments in our portfolio companies at critical junctures. Furthermore, reduced distributions from venture capital funds may impair limited partners’ ability to satisfy future capital calls, increasing the risk of limited partner default events that could further disrupt the financial support available to our portfolio companies.
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
In the current economic environment, additional rounds of financing may be completed at lower valuations than prior rounds (commonly referred to as “down rounds”), which may dilute or eliminate the value of equity securities and warrant positions we hold in portfolio companies and may also reduce the equity cushion supporting the repayment of our debt investments. Elevated interest rates, reduced risk appetite among institutional investors, AI technology, and macroeconomic uncertainty driven in part by U.S. tariff and trade policy actions have contributed to valuation resets for technology companies, and there is no assurance that prior valuation levels will be restored. Furthermore, the reduced capacity of venture capital sponsors to support portfolio companies—whether due to limited partner liquidity constraints, fund lifecycle pressures, or reduced new fund formation—may limit the availability of follow-on equity financing at any price.
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
As of December 31, 2025, our unfunded commitments totaled $119.4 million to 33 portfolio companies. Our credit agreements generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded commitments or any future obligations will be drawn by our portfolio companies. We have also entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2025, we had a $2.3 million backlog of such potential future commitments.
The actual borrowing needs of our portfolio companies may exceed our expected funding requirements, especially during a challenging economic environment when our portfolio companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, an increasing cost of credit or the limited availability of financing from venture capital firms. In a sustained high interest rate environment, portfolio companies may draw on unfunded commitments at accelerated rates as alternative sources of capital become more expensive or unavailable, potentially requiring us to fund commitments at a time when our own cost of capital is elevated and market conditions are challenging. The macroeconomic uncertainty created by recent U.S. tariff and trade policy actions may similarly accelerate draw requests as portfolio companies seek to preserve liquidity in the face of increased operating costs and revenue uncertainty.
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
The emergence of AI tools has created new and evolving categories of intellectual property risk for our portfolio companies. AI training processes may incorporate third-party copyrighted or proprietary materials without authorization, potentially exposing our portfolio companies to infringement claims. The ownership of AI-generated outputs and inventions remains unsettled under current intellectual property law in the United States and internationally, and our portfolio companies may be unable to secure enforceable intellectual property rights in AI-generated content, inventions, or processes. These developments could adversely affect the competitive position, operations, and collateral value of our portfolio company investments and may result in material litigation costs and adverse judgments.
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
Our investment strategy contemplates making investments in foreign companies. As of December 31, 2025, 7.9% of our portfolio at fair value consisted of investments in foreign companies, including investments in European companies. Significant changes in U.S. tariff and trade policies—including the sweeping “reciprocal” tariffs imposed beginning in 2025 on imports from most U.S. trading partners and the substantial escalation of tariffs on goods imported from China—may create specific and material risks for our foreign portfolio companies. Increased tariffs or retaliatory measures by foreign governments could reduce our foreign portfolio companies’ access to U.S. markets, increase their operating costs, compress their profit margins, and disrupt their supply chains. Technology companies are particularly exposed to supply-chain disruption given their dependence on global semiconductor and component supply chains. Retaliatory tariff measures imposed by the European Union, Canada, China, and other U.S. trading partners may similarly expose our portfolio companies that export goods or services to those markets to reduced revenues and increased competitive pressure.
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
We may be subject to risks associated with our investments in unitranche secured loans and securities.
We may invest in unitranche secured loans, which are a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan, whereby the “first out” tranche will have priority over any “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder. Unitranche secured loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and junior, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche secured debt generally requires payments of both principal and interest throughout the life of the loan. Generally, we expect these securities to carry a blended yield that is between senior secured and junior debt interest rates. Unitranche secured loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche secured loans combine characteristics of senior and junior financing, unitranche secured loans have risks similar to the risks associated with senior secured and second lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche secured loan and which tranche is being held.
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
In addition, deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including but not limited to the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, instability in the Chinese capital markets and the lingering global health crises. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in the United States or other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. To the extent uncertainty regarding any economic conditions in the United States or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.
Various social and political circumstances in the U.S. and around the world that are outside our control may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China and other countries, other uncertainties regarding actual and potential shifts in U.S. and foreign investment, trade, economic and other policies with other countries, the ongoing war between Russia and Ukraine and conflicts in the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. In addition, developments related to U.S. trade policy, including the imposition of new or increased tariffs by the United States or retaliatory measures by trading partners, have increased global trade uncertainty and contributed to financial market volatility, which may adversely affect economic conditions and the operating results of our portfolio companies. Additionally, following the 2024 U.S. election, legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.
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
A lack of IPO or merger and acquisition, or M&A, opportunities for private companies, including venture capital-backed and institutional-backed companies could lead to portfolio companies staying longer in our portfolio as private entities still requiring funding. IPO activity slowed significantly during 2022-2023 and, while there was some improvement in 2024 and 2025, activity has not returned to historical norms; the broader environment for technology company IPOs remains uncertain, subject to significant market volatility—including volatility driven by U.S. tariff policy announcements—elevated interest rate conditions, AI technology, and macroeconomic uncertainty, any of which could further delay or diminish exit activity. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture capital, institutional and other sponsor firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some portfolio companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for private companies can also cause some venture capital, institutional and other sponsor firms to change their strategies, leading some of them to reduce funding to their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such portfolio companies by other companies, such as ourselves, who are co-investors in such portfolio companies. The continued constraint on exit activity has also had an adverse impact on venture capital firms’ ability to raise new funds, further limiting the capital available to support our portfolio companies at critical junctures and increasing the risk that portfolio companies will be unable to obtain the ongoing equity financing they typically require to service our loans.
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been significantly magnified as a result of the 2024 U.S. presidential and congressional elections and the resulting policy changes, including the imposition of sweeping new tariffs beginning in 2025, uncertainty regarding ongoing trade negotiations and potential retaliatory measures by U.S. trading partners, and potential significant changes to U.S. regulatory, fiscal, immigration, and monetary policies, all of which have created elevated and ongoing volatility in financial markets.
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
The current U.S. presidential administration has announced and implemented significant reductions in federal government spending, including reductions affecting federal agency staffing levels, government contracts, grant programs, and the overall scope of federal agency operations. These reductions may directly affect certain of our portfolio companies that derive revenues from government contracts, including defense technology, life sciences, and clean technology companies, or that rely on federal grant programs as a source of non-dilutive funding. Significant reductions in available federal contracts or grants could impair the revenues and liquidity of affected portfolio companies, increasing the risk of defaults on our loans.
The potential deregulation of the U.S. banking sector could increase competition from banks and other regulated financial institutions in the private credit and venture lending markets in which we operate. If banks expand their lending to venture-backed companies and other growth-stage businesses, the pricing and terms on which we are able to deploy capital may become less favorable, reducing our ability to earn attractive risk-adjusted returns. Any deterioration in our competitive position as a result of increased bank competition could adversely affect our financial condition, results of operations, and cash flows.

In addition, changes in U.S. immigration policy—including restrictions on visas for skilled workers and changes to work authorization programs—could adversely affect certain of our portfolio companies that depend heavily on immigrant or foreign-born talent, particularly in the technology sector, by increasing their costs of hiring, reducing their available talent pool, and creating operational disruptions for affected employees.
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
Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Tariff-driven cost increases represent an additional and potentially persistent inflationary pressure. Unlike monetary-policy-driven inflation, tariff-induced cost increases may be structural in nature, as supply-chain reconfigurations and sourcing substitutions required in response to tariffs can take significant time and capital to implement and may not fully offset higher input costs. Portfolio companies that rely on globally integrated supply chains—particularly technology companies dependent on Asian components—may face sustained margin compression as a result of tariff-related cost increases that cannot be fully passed through to customers.
The Federal Reserve’s monetary policy response to inflation has a direct and bidirectional impact on our results of operations. In an increased interest rate environment, the cost of servicing floating-rate debt increases for our portfolio companies, which may impair their ability to service our loans and lead to defaults or restructurings. Ongoing inflationary pressures—including those driven by tariffs on imported goods—may limit the Federal Reserve’s ability to reduce interest rates, extending the period during which our portfolio companies must service debt at elevated floating rates. In a declining interest rate environment, our interest income on floating-rate loans may decrease, potentially compressing our net investment income even if our cost of capital does not decline proportionally, and portfolio companies may prepay existing facilities and seek to refinance at lower rates, requiring us to redeploy capital at potentially lower yields. Both rising and declining interest rate environments therefore present distinct and material risks to our business, and we cannot guarantee that our investment income will keep pace with our cost of capital in any particular interest rate environment.

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
Holders
As of March 10, 2026, there were 9 holders of record of our common stock.
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
We had 23,689,363 shares of common stock outstanding as of March 10, 2026. As of March 10, 2026, we have received Capital Commitments totaling $386.8 million, of which $354.7 million has been funded, with our stockholders released from funding obligations for any remaining undrawn Capital Commitments effective upon the expiration of the Company’s Investment Period in December 2023, subject to limited exceptions set forth in the stockholders’ Subscription Agreements with the Company.

Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fiscal year ended December 31, 2025.
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
We were formed in October 2019 to capitalize on the strong worldwide demand from venture capital-backed companies for debt financing originated by the TPC global investment platform and commenced investment operations on May 27, 2020. We participate in and benefit from TPC’s multi-stage Lifespan Approach by lending to early, later, and venture growth stage companies focused in technology and other high growth industries that are backed by TPC’s select group of leading venture capital investors and may have a global business strategy and products or services that appeal to customers and consumers worldwide. We generally view high growth industries as industries which we believe may experience a higher than average growth rate as compared to others as a result of demand for new products or services offered by companies in these industries.
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
The following tables show certain information relating to the composition of our portfolio as of December 31, 2025 and December 31, 2024:

	December 31, 2025
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$328,881	$302,379	$(26,502)	147	77
Warrant investments	16,008	30,287	14,279	227	166
Equity investments	22,607	26,734	4,127	81	64
Total Investments in Portfolio Companies	$367,496	$359,400	$(8,096)	455	185	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2024
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$339,436	$318,838	$(20,598)	192	75
Warrant investments	14,846	24,111	9,265	204	146
Equity investments	18,028	16,948	(1,080)	69	55
Total Investments in Portfolio Companies	$372,310	$359,897	$(12,413)	465	160	(1)
_______________
(1)Represents non-duplicative number of companies.
The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2025 and December 31, 2024:

	December 31, 2025
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Portfolio Company Investments
Consumer Products and Services	$53,232	14.8%
Business/Productivity Software	42,122	11.7
Business Applications Software	29,149	8.1
Business Products and Services	23,931	6.7
E-Commerce - Personal Goods	22,843	6.4
E-Commerce - Clothing and Accessories	22,102	6.1
Healthcare Services	17,890	5.0
Aerospace and Defense	15,872	4.4
Energy	14,563	4.1
Network Management Software	14,218	4.0
Information Technology	11,955	3.3
Financial Software	11,699	3.3
Computer Hardware	11,315	3.1
Healthcare Technology Systems	7,414	2.1
Real Estate Services	7,399	2.1
Other Financial Services	6,190	1.7
Environmental Services	6,181	1.7
Educational Software	5,887	1.6
Database Software	5,560	1.5
Communications and Networking	5,222	1.5
Multimedia and Design Software	4,711	1.3
Social/Platform Software	4,065	1.1
Commercial Transportation	3,012	0.8
Medical Software and Information Services	2,895	0.8
Consumer Finance	2,411	0.7
Entertainment Software	1,884	0.5
Human Capital Services	1,058	0.3
Infrastructure	764	0.2
Business to Business Marketplace	704	0.2
Consumer Non-Durables	625	0.2
Application Software	522	0.1
Elder and Disabled Care	486	0.1
Software Development Applications	397	0.1

	December 31, 2025
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Portfolio Company Investments
Life and Health Insurance	349	0.1
Information Services (B2C)	285	0.1
Financial Services	142	*
General Media and Content	103	*
Automation/Workflow Software	88	*
Communication Software	54	*
Logistics	51	*
Food Products	50	*
Total portfolio company investments	$359,400	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.

	December 31, 2024
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Portfolio Company Investments
Consumer Products and Services	$75,970	21.1%
E-Commerce - Clothing and Accessories	28,838	8.0
Business/Productivity Software	27,182	7.6
Business Products and Services	23,846	6.6
Real Estate Services	22,148	6.2
Healthcare Services	21,941	6.1
Business Applications Software	21,051	5.8
E-Commerce - Personal Goods	20,038	5.6
Healthcare Technology Systems	14,496	4.0
Energy	10,347	2.9
Information Services (B2C)	9,448	2.6
Consumer Non-Durables	8,875	2.5
Computer Hardware	8,317	2.3
Other Financial Services	8,058	2.2
Aerospace and Defense	7,772	2.2
Network Management Software	5,727	1.6
Social/Platform Software	5,639	1.6
Communications and Networking	4,947	1.4
Financial Software	4,946	1.4
Human Capital Services	4,381	1.2
Multimedia and Design Software	4,130	1.1
Environmental Services	4,003	1.1
Educational Software	3,170	0.9
Entertainment Software	2,982	0.8
Medical Software and Information Services	2,701	0.8
Application Software	2,503	0.7
Life and Health Insurance	1,286	0.4
Consumer Finance	1,121	0.3
Infrastructure	777	0.2
Information Technology	750	0.2
Business to Business Marketplace	704	0.2
Database Software	504	0.1
Elder and Disabled Care	486	0.1
Software Development Applications	405	0.1
Financial Services	143	*
General Media and Content	104	*
Communication Software	54	*
Logistics	51	*
Food Products	50	*
Commercial Services	6	*

	December 31, 2024
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Portfolio Company Investments
Total portfolio company investments	$359,897	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.
The following table shows the financing product type of our debt investments as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$288,586	95.4%	$295,830	92.8%
Revolver loans	13,237	4.4	21,987	6.9
Convertible notes	556	0.2	1,021	0.3
Total debt investments	$302,379	100.0%	$318,838	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represented 17.6% and 10.7% of our debt investments at fair value as of December 31, 2025 and December 31, 2024, respectively.
Investment Activity
During the year ended December 31, 2025, we entered into debt commitments with 35 new portfolio companies and 9 existing portfolio companies totaling $246.8 million, funded debt investments to 46 portfolio companies for $152.5 million in principal value, acquired warrant investments representing $3.8 million of fair value at acquisition, and made direct equity investments of $2.8 million. Debt investments funded during the year ended December 31, 2025 carried a weighted average annualized portfolio yield of 12.4% at origination.
During the year ended December 31, 2024 we entered into debt commitments with 15 new portfolio companies and 19 existing portfolio companies totaling $161.2 million, funded debt investments to 37 portfolio companies for $130.0 million in principal value, acquired warrant investments representing $2.9 million of fair value at acquisition, and made direct equity investments of $8.0 million. Debt investments funded during the year ended December 31, 2024 carried a weighted average annualized portfolio yield of 14.9% at origination.
During the year ended December 31, 2025, we received $92.7 million of principal prepayments and early repayments from 27 portfolio companies and $48.0 million of scheduled principal amortization. During the year ended December 31, 2024, we received $93.6 million of principal prepayments and early repayments from 15 portfolio companies and $55.5 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the years ended December 31, 2025 and December 31, 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
Beginning portfolio at fair value	$359,897	$400,195
New debt investments, net(1)	149,132	125,803
Scheduled principal amortization	(47,994)	(55,513)
Principal prepayments and early repayments	(92,738)	(93,638)
Accretion of debt investment fees	5,474	3,160
Payment-in-kind coupon	5,310	3,499
New warrant investments	3,773	2,855
New equity investments	2,835	7,997
Proceeds and dispositions from investments	(5,007)	(13,740)
Net realized losses on investments	(25,599)	(14,547)
Net unrealized gains/(losses) on investments	4,317	(6,174)
Ending portfolio at fair value	$359,400	$359,897
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

The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the years ended December 31, 2025 and December 31, 2024:

	For the Year Ended December 31,
Commitments and Fundings (in thousands)	2025	2024
Debt Commitments
New portfolio companies	$170,570	$68,525
Existing portfolio companies	76,275	92,672
Total(1)	$246,845	$161,197

Funded Debt Investments	$152,488	$130,010

Equity Investments	$2,835	$3,820
_______________
(1)Includes backlog of potential future commitments, as applicable.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2025, we had a $2.3 million backlog of future commitments. As of December 31, 2024, there was no backlog of future commitments.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$33,569	11.1%	9	$21,470	6.7%	4
White (2)	242,707	80.3	54	267,419	83.9	56
Yellow (3)	12,579	4.2	4	11,966	3.8	4
Orange (4)	13,121	4.3	7	16,888	5.3	9
Red (5)	403	0.1	3	1,095	0.3	2
	$302,379	100.0%	77	$318,838	100.0%	75
As of December 31, 2025 and December 31, 2024, the weighted average investment ranking of our debt investment portfolio was 2.02 and 2.09, respectively. During the three months ended December 31, 2025, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: 3 portfolio companies with an aggregate principal balance of $7.3 million were upgraded from White (2) to Clear (1), 1 portfolio company with a de minimis principal balance was upgraded from Orange (4) to White (2), 1 portfolio company with a principal balance of $7.4 million was downgraded from Yellow (3) to Orange (4), and 2 portfolio companies with an aggregate principal balance of $5.2 million were downgraded from Orange (4) to Red (5).

As of December 31, 2025, we had investments in ten portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $32.2 million and $12.6 million, respectively. As of December 31, 2024, we had investments in ten portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $28.4 million and $16.5 million, respectively.
Results of Operations
Set forth below is a comparison of the results of operations for the years ended December 31, 2025 and December 31, 2024. The comparison of the fiscal years ended December 31, 2024 and December 31, 2023 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference.
Comparison of operating results for the year ended December 31, 2025 and 2024
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the year ended December 31, 2025, our net increase in net assets resulting from operations was $5.6 million, which was comprised of $26.4 million of net investment income and $20.7 million of net realized and unrealized losses. On a per common share basis for year ended December 31, 2025, net investment income was $1.11 per share and the net increase in net assets resulting from operations was $0.24 per share.
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
Investment Income
Total investment and other income for the years ended December 31, 2025 and December 31, 2024 was $50.6 million and $63.5 million, respectively.
The decrease in total investment and other income for the year ended December 31, 2025, compared to the year ended December 31, 2024, is due to a lower weighted average principal amount outstanding on income earning investments, coupled with a lower weighted average yield during the 2025 fiscal year compared to the 2024 fiscal year.
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
Total operating expenses for the years ended December 31, 2025 and December 31, 2024 were $24.2 million and $27.4 million, respectively.
Base management fees for each of the years ended December 31, 2025 and December 31, 2024 totaled $6.2 million. Base management fees remained flat during the year ended December 31, 2025, as we did not issue common stock during the period.
We did not incur an incentive fee for each of the years ended December 31, 2025 and December 31, 2024, as the income incentive fees were reduced by $4.2 million and $7.2 million, respectively, due to the total return requirement under the Advisory Agreement. We did not incur a capital gains incentive fee for each of the years ended December 31, 2025 and December 31, 2024, due to the current and cumulative realized and unrealized losses we recorded on our investment portfolio during the periods.
For the years ended December 31, 2025 and December 31, 2024, interest and fees on our borrowings totaled $12.6 million and $16.3 million, respectively. The decrease in interest and fees on our borrowings was primarily due to the Fourth Amendment to the Credit Facility we entered into on July 2, 2025 (the “Fourth Amendment”), which, among other things, reduced the applicable margin to 3.05% during the revolving period and reduced the minimum principal utilization threshold. In addition we had a decrease in the weighted average principal balance outstanding during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Administration Agreement expenses during the years ended December 31, 2025 and December 31, 2024 totaled $2.2 million and $2.2 million, respectively. General and administrative expenses during the years ended December 31, 2025 and December 31, 2024 totaled $3.1 million and $2.7 million, respectively. The increase was primarily driven by higher excise tax and legal fees during the year ended December 31, 2025.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized losses on investments” in the consolidated statements of operations.
For the year ended December 31, 2025, we recognized net realized losses of $24.6 million, primarily as a result of the write-off of investments in certain portfolio companies and foreign currency adjustments. For the year ended December 31, 2024, we recognized net realized losses of $14.8 million, primarily as a result of the write-off of investments in certain portfolio companies and foreign currency adjustments.
Unrealized gains and losses are included in “net change in unrealized gains/(losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains during the year ended December 31, 2025 was $3.9 million, resulting primarily from mark-to-market adjustments and foreign currency adjustments, net of reversals of previously recognized unrealized losses on investments exited during the year. Net change in unrealized losses during the year ended December 31, 2024 was $5.3 million, resulting primarily from mark-to-market adjustments and foreign currency adjustments, net of reversals of previously recognized unrealized losses on investments exited during the year.
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
The following table shows the weighted average portfolio yield on our debt investments, excluding non-income producing investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

	For the Year Ended December 31,
Ratios (Percentages)(1)	2025	2024
Weighted average portfolio yield on debt investments(2)	15.0%	16.7%
Coupon income	10.6%	12.5%
Accretion of discount	1.2%	1.2%
Accretion of end-of-term payments	1.6%	1.8%
Impact of prepayments during the period	1.6%	1.2%
_____________
(1)Weighted average portfolio yields on debt investments for periods shown are the rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period. The calculation of weighted average portfolio yields on debt investments excludes any non-income producing debt investments, but includes debt investments on non-accrual status. The weighted average yields reported for these periods reflect the weighted average yields to maturities.
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
For the years ended December 31, 2025 and December 31, 2024, our total return based on the change in net asset value was 2.2% and 5.5%, respectively. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period.
The following table shows our return on average total assets and return on average net asset value for the periods indicated:

	For the Year Ended December 31,
Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	2025	2024
Net investment income	$26,361	$36,088
Net increase (decrease) in net assets	$5,632	$15,944

Average net asset value(2)	$252,683	$285,313
Average total assets(2)	$394,570	$450,016

Net investment income to average net asset value	10.4%	12.6%
Net increase in net assets to average net asset value	2.2%	5.6%

Net investment income to average total assets	6.7%	8.0%
Net increase in net assets to average total assets	1.4%	3.5%
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
Our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 90.5% and 82.8% of our total assets, as of December 31, 2025 and December 31, 2024, respectively.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our valuation process.
Liquidity and Capital Resources
Set forth below is a discussion of our liquidity and capital resources as of and for the years ended December 31, 2025 and 2024. A discussion of our liquidity and capital resources as of and for the year ended December 31, 2023 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference.

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
Cash Flows
During the year ended December 31, 2025, net cash provided by operating activities, consisting primarily of sales and repayments of investments, net of fundings and purchases and the items described in “Results of Operations” above was $8.8 million, and net cash used in financing activities was $43.3 million primarily from distributions paid of $21.6 million on our common stock and from net repayments under the Credit Facility of $22.0 million. As of December 31, 2025, cash, including restricted cash, was $35.3 million.
During the year ended December 31, 2024, net cash provided by operating activities, consisting primarily of sales and repayments of investments, net of fundings and purchases and the items described in “Results of Operations” above, was $51.2 million and net cash used in financing activities was $42.2 million, primarily from distributions paid of $42.7 million on our common stock, partially offset by net borrowings under the Credit Facility of $0.5 million. As of December 31, 2024, cash, including restricted cash, was $69.8 million.
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
As of December 31, 2025, we had received Capital Commitments totaling $386.8 million, of which $354.7 million had been funded. Upon termination of our Investment Period, which occurred on December 19, 2023, our stockholders were released from funding obligations for any remaining undrawn Capital Commitments under their respective Subscription Agreements with us, subject to limited exceptions set forth in the subscription agreements.
Credit Facility
We have $75.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $125.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of DBNY, as the sole lender. The revolving period under the Credit Facility is scheduled to expire on July 15, 2027 and the maturity date of the Credit Facility is scheduled for January 15, 2029, unless terminated earlier. Advances under the Credit Facility accrue interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50%, and are subject to certain minimum principal utilization amounts during the revolving period. As of December 31, 2025, the applicable margin is equal to 3.05% during the revolving period and increases to 4.05% during the amortization period. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of December 31, 2025, we had outstanding borrowings of $66.0 million under the Credit Facility, excluding deferred credit facility costs of $1.4 million, which are included as assets in the consolidated statements of assets and liabilities. We had $9.0 million of remaining capacity on our Credit Facility as of December 31, 2025.
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
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to the aggregate amount of our senior securities, which generally includes all of our borrowings and any preferred stock, of at least 150%. As of December 31, 2025, our asset coverage for total borrowings and other senior securities was 275%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2025, our unfunded commitments totaled $119.4 million to 33 portfolio companies, of which $13.2 million were dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. As of December 31, 2024, our unfunded commitments totaled $67.1 million to 22 portfolio companies, of which none were dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of December 31, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	December 31, 2025	December 31, 2024
Observe, Inc.	$8,000	$—
All Inspire Health, Inc.	7,000	—
Eightfold AI, Inc.	7,000	—
Incode Technologies, Inc.	7,000	—
ThoughtSpot, Inc.	7,000	—
Equafin Corp.	6,123	—
Minted, Inc.	5,714	—
Etched.ai, Inc.	5,500	10,000
Artisan AI, Inc.	5,000	—
Bidgely Inc.	5,000	—
Rudderstack, Inc	5,000	—
Union Systems Inc.	5,000	—
Waymark, Inc.	5,000	—
Signal Advisors USA, Inc.	4,833	—
Deep Sentinel Corp.	4,500	—
Pair Team, PBC	3,600	—
Simpplr Inc.	3,500	—
Bitonic Technology Labs, Inc.	3,250	—
Contoro Inc.	3,000	—
Earth Services, Inc.	3,000	—
Total Expert, Inc.	2,500	—
Muon Space, Inc.	2,131	5,000
Lightbeam.ai, Inc.	2,000	—
Lively, Inc.	1,750	—
Hover Inc.	1,500	1,000
Radar Labs, Inc.	1,500	—
Ao1 Holdings, Inc.	1,200	2,280
Hydrow Inc.	842	324
Worldwide Freight Logistics Ltd.	753	351
Planhub Holdings, LLC	438	—
Panorama Education, Inc.	300	2,140
Flashparking, Inc.	250	250
Join Digital, Inc.	175	2,100
Activehours, Inc.	—	10,000
Cresta Intelligence, Inc.	—	5,000
Haven Energy Inc.	—	2,700
Hermeus Corporation	—	3,212
Karat Financial Technologies, Inc.	—	6,719
Luxury Presence, Inc.	—	5,500
Mirelo AI GmbH	—	862
Ocrolus Inc.	—	1,714
Overtime Sports, Inc.	—	1,143
Planet A Foods GmbH	—	1,198
Quantum Circuits, Inc.	—	1,000
Thoughtful Automation, Inc.	—	4,061
Workmate Labs, Inc.	—	500
Total	$119,359	$67,054
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
During the years ended December 31, 2025 and December 31, 2024, $46.7 million and $34.8 million of unfunded commitments expired or were terminated, respectively. The following table shows additional information on our unfunded commitments regarding milestones and expirations as of December 31, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	December 31, 2025	December 31, 2024
Dependent on milestones	$13,175	$—
Expiring during:
2025	$—	$55,989
2026	84,075	11,065
2027	24,952	—
2028	$10,332	—
Total	$119,359	$67,054
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
Common Stock Distributions
We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2025 and December 31, 2024, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to December 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
April 25, 2024	April 29, 2024	May 17, 2024	0.47
August 1, 2204	August 5, 2024	August 23, 2024	0.41
October 31, 2024	November 1, 2024	November 15, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.10	(2)
May 15, 2025	May 16, 2025	May 23, 2025	0.35
July 30, 2025	August 1, 2025	August 22, 2025	0.28
November 11, 2025	November 13, 2025	November 26, 2025	0.28
December 22, 2025	January 2, 2026	January 16, 2026	0.28
		Total cash distributions	$8.41
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
For the year ended December 31, 2025, distributions paid were comprised of interest-sourced distributions (qualified interest income). As of December 31, 2025, we estimated that we had undistributed taxable earnings from distributable earnings (or “Spillover Income”) of $16.9 million, or $0.71 per common share.
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The adoption of these rules did not have a material impact on the consolidated financial statements.
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
A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the Prime Rate or SOFR, as applicable, that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
As of December 31, 2025, approximately 80.1%, or $263.6 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based and all Prime-based loans have interest rate floors that are tied to minimum Prime Rates or purposes of calculating interest due of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate or SOFR from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including SOFR.
As of December 31, 2025, our floating rate borrowings totaled $66.0 million, which represented 46.8% of our outstanding debt as of December 31, 2025. As of December 31, 2025, all of our floating rate debt investments were subject to interest-rate floors that are tied to minimum Prime Rates for purposes of calculating interest due set at 3.25% or higher. Because the Prime Rate as of December 31, 2025 was 6.75%, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches the applicable Prime Rate floor, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable Prime Rate floor. In addition, with respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of December 31, 2025. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of December 31, 2025, our interest expense on floating rate borrowings will increase if rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2025 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$5,813	$(1,980)	$3,833
Up 200 basis points	$3,325	$(1,320)	$2,005
Up 100 basis points	$1,074	$(660)	$414
Up 50 basis points	$339	$(330)	$9
Down 50 basis points	$(157)	$330	$173
Down 100 basis points	$(275)	$660	$385
Down 200 basis points	$(482)	$1,320	$838
Down 300 basis points	$(689)	$1,980	$1,291
This analysis is indicative of the potential impact on our investment income as of December 31, 2025, assuming an immediate and sustained change in interest rates as noted. It should be noted that we may have growth in our portfolio funded in part with additional borrowings under the Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after December 31, 2025 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. As of December 31, 2025, we had no interest rate hedging transactions in place, but may seek to enter into such transactions in the future.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. During the year ended December 31, 2025, we entered into foreign currency forward contracts to limit our foreign currency exposure with respect to the British Pound Sterling and Euro and may seek to enter into similar transactions in the future. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.

Hedging Market Risk
We have in the past utilized, and may continue to seek to utilize, instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates or foreign currency exchange rates, certain hedging transactions that we may enter into, such as interest rate swap agreements or foreign currency forward contracts, may also limit our ability to participate in the benefits of higher interest rates or beneficial movements in foreign currency exchange rates with respect to our portfolio investments. In addition, there can be no assurance that hedging strategies will be available, particularly with respect to certain of our foreign investments and, if available, will effectively hedge our interest rate risk or foreign currency exchange rate risk or be without risk to us.
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

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TriplePoint Private Venture Credit Inc.
Menlo Park, California
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Private Venture Credit Inc. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, the consolidated financial highlights for each of the five years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025 and the financial highlights for each of the five years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and December 31, 2024 by correspondence with the custodian, loan agents, and portfolio company investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
San Francisco, California
March 10, 2026
We have served as the Company’s auditor since 2019.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value (amortized cost of $367,496 and $372,310, respectively)	$359,400	$359,897
Cash and cash equivalents	17,859	41,222
Restricted cash	17,438	28,580
Interest receivable	240	1,474
Deferred credit facility costs	1,374	2,019
Prepaid expenses and other assets	760	1,505
Total assets	$397,071	$434,697

Liabilities
Revolving Credit Facility	$66,000	$88,000
2027 Notes, net	74,733	74,536
Base management fee payable	1,565	1,560
Other accrued expenses and liabilities	6,979	6,819
Total liabilities	$149,277	$170,915
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	237	237
Paid-in capital in excess of par value	351,043	351,766
Total distributable earnings/(loss)	(103,486)	(88,221)
Total net assets	$247,794	$263,782
Total liabilities and net assets	$397,071	$434,697

Shares of common stock outstanding (par value $0.01 per share and 450,000 shares authorized)	23,689,363	23,689,363
Net asset value per common share	$10.44	$11.11

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Investment income
Interest income from investments	$44,093	$58,909	$68,903
Payment-in-kind interest income	5,310	3,499	1,361
Other income
Expirations / terminations of unfunded commitments	667	541	1,627
Other fees	506	515	635
Total investment and other income	50,576	63,464	72,526

Operating expenses
Base management fee	6,207	6,207	5,560
Interest expense and amortization of fees	12,637	16,322	15,509
Administration Agreement expenses	2,238	2,182	2,024
General and administrative expenses	3,133	2,665	3,459
Total operating expenses	24,215	27,376	26,552

Net investment income	26,361	36,088	45,974

Net realized and unrealized losses
Net realized losses on investments	(24,583)	(14,824)	(43,510)
Net change in unrealized gains/( losses) on investments	3,854	(5,320)	(230)
Net realized and unrealized losses	(20,729)	(20,144)	(43,740)

Net increase (decrease) in net assets resulting from operations	$5,632	$15,944	$2,234

Per Share Information (Basic and Diluted)
Net investment income per common share	$1.11	$1.52	$2.24
Net increase (decrease) in net assets per common share	$0.24	$0.67	$0.11
Weighted average shares of common stock outstanding	23,689,363	23,689,363	20,473,778

Regular distributions declared per common share	$0.91	$1.70	$1.78
Special distributions declared per common share	—	0.10	0.12
Total distributions declared per common share	$0.91	$1.80	$1.90

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except share data)

					Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock		Preferred stock
	Shares	Par value	Shares	Par value
Balance as of December 31, 2022	20,297,200	$203	525	$—	$310,370	$(25,938)	284,635
Issuance of common stock	3,392,163	34	—	—	42,267	—	42,301
Preferred stock distributions from distributable earnings	—	—	—	—	—	(63)	(63)
Net increase in net assets resulting from operations	—	—	—	—	—	2,234	2,234
Common stock distributions from distributable earnings	—	—	—	—	—	(38,565)	(38,565)
Tax reclassification of net assets	—	—	—	—	(600)	600	—
Balance at December 31, 2023	23,689,363	$237	525	$—	$352,037	$(61,732)	$290,542
Preferred stock distributions from distributable earnings	—	—	—	—	—	(63)	(63)
Net increase in net assets resulting from operations	—	—	—	—	—	15,944	15,944
Common stock distribution from distributable earnings	—	—	—	—	—	(42,641)	(42,641)
Tax reclassification of net assets	—	—	—	—	(271)	271	—
Balance at December 31, 2024	23,689,363	$237	525	$—	$351,766	$(88,221)	$263,782
Preferred stock distributions from distributable earnings	—	—	—	—	—	(63)	(63)
Net increase in net assets resulting from operations	—	—	—	—	—	5,632	5,632
Common stock distributions from distributable earnings	—	—	—	—	—	(21,557)	(21,557)
Tax reclassification of net assets	—	—	—	—	(723)	723	—
Balance at December 31, 2025	23,689,363	$237	525	$—	$351,043	$(103,486)	$247,794

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$5,632	$15,944	$2,234
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(155,740)	(132,478)	(105,342)
Principal payments and proceeds from investments	145,740	158,644	109,038
Payment-in-kind interest on investments	(5,310)	(3,499)	(1,361)
Net change in unrealized (gains) losses on investments	(3,854)	5,320	230
Net realized (gains) losses on investments	24,583	14,824	43,510
Accretion of debt investment fees	(5,394)	(3,365)	(4,720)
Amortization of debt fees and issuance costs	1,463	1,154	908
Change in operating assets and liabilities:
Interest receivable, prepaid expenses and other assets	1,556	(1,556)	(636)
Base management fee payable	5	89	159
Other accrued expenses and liabilities	120	(3,916)	(280)
Net cash (used in) provided by operating activities	8,801	51,161	43,740

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	93,000	49,000	52,500
Repayments under revolving credit facility	(115,000)	(48,500)	(74,000)
Common stock distributions paid	(21,557)	(42,641)	(38,565)
Preferred stock distributions paid	(63)	(63)	(63)
Deferred credit facility costs	314	—	(2,117)
Debt issuance costs of 2027 Notes	—	—	(16)
Proceeds from issuance of common stock	—	—	42,300
Net cash (used in) provided by financing activities	(43,306)	(42,204)	(19,961)
Net change in cash, cash equivalents and restricted cash	(34,505)	8,957	23,779
Cash, cash equivalents and restricted cash at beginning of period	69,802	60,845	37,066
Cash, cash equivalents and restricted cash at end of period	$35,297	$69,802	$60,845

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$17,859	$41,222	$45,398
Restricted cash	17,438	28,580	15,447
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$35,297	$69,802	$60,845

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,875	$14,946	$14,848
Excise taxes paid	$323	$572	$250

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	10/30/2024	$2,412	$2,463	$2,570	4/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	12/13/2024	1,102	1,119	1,170	6/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	3/18/2025	941	949	998	9/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	5/30/2025	741	744	786	11/1/2028
			5,196	5,275	5,524
Overland AI Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 9.75% floor, 2.50% EOT payment)(2)	12/23/2025	2,250	2,180	2,180	6/1/2029
US Chemical Technologies, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 10.75% floor, 4.50% EOT payment)(2)	10/31/2025	6,500	6,111	6,111	10/1/2029
Total Aerospace and Defense - 5.58%*			13,946	13,566	13,815

Business Applications Software
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% interest rate + 2.50% PIK interest rate, 12.75% floor)	6/26/2024	10,392	10,300	10,300	6/1/2027
Morty, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 11.00% EOT payment)	12/21/2022	7,000	7,552	6,904	12/31/2026
Radar Labs, Inc.	Growth Capital Loan (Prime + 2.15% interest rate, 9.50% floor, 2.25% EOT payment)(2)	9/30/2025	3,500	3,485	3,485	9/1/2028
Simpplr Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.00% floor, 1.50% EOT payment)	4/23/2025	2,625	2,637	2,637	4/1/2026
Simpplr Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 9.50% floor, 4.50% EOT payment)(2)	12/2/2025	875	858	858	12/1/2029
			3,500	3,495	3,495
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,835	1,731	12/31/2027
Total Business Applications Software - 10.46%*			26,160	26,667	25,915

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.75% floor, 5.00% EOT payment)	8/8/2024	1,057	1,083	1,083	8/31/2027
Certamen Ventures Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 5.00% EOT payment)	11/30/2021	4,400	4,592	4,592	11/30/2026
Equafin Corp.	Growth Capital Loan (Prime + 1.25% interest rate, 8.00% floor, 3.50% EOT payment)(2)	4/17/2025	877	878	878	4/1/2028
Mirelo AI GmbH(1)(3)	Growth Capital Loan (10.00% interest rate, 6.75% EOT payment)(2)	1/15/2025	429	434	496	1/1/2028
Mirelo AI GmbH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.75% EOT payment)(2)	6/11/2025	480	478	489	6/1/2028
			909	912	985
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)	5/30/2025	951	961	988	11/1/2027
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)(2)	8/12/2025	937	935	935	2/1/2028
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)(2)	11/12/2025	713	702	702	5/1/2028
			2,601	2,598	2,625
Path Robotics, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 4.00% EOT payment)	10/3/2024	7,000	7,071	6,954	4/1/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	5/4/2022	859	763	614	12/31/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	10/19/2023	143	127	102	12/31/2028
			1,002	890	716
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	257	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	4	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	12/22/2023	25	25	3	1/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	6/14/2024	8	8	1	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	7/26/2024	25	25	3	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	11/27/2024	27	27	3	1/31/2025
			2,549	2,596	271
Vitally, Inc.	Growth Capital Loan (Prime + 3.45% interest rate, 9.70% floor, 2.00% EOT payment)(2)	12/19/2025	2,000	1,961	1,961	6/1/2029
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 3.00% EOT payment)(2)	6/15/2022	207	213	222	3/31/2026
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	10/20/2023	110	122	135	10/31/2026
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 13.75% floor, 6.00% EOT payment)(2)	11/15/2024	296	296	314	5/31/2028
			613	631	671
Total Business Products and Services - 8.37%*			23,008	23,212	20,736

Business/Productivity Software
Ao1 Holdings Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 7.75% floor, 3.00% EOT payment)	12/13/2024	1,269	1,277	1,277	12/1/2027
Bitonic Technology Labs, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 2.75% EOT payment)(2)	8/1/2025	3,750	3,731	3,731	8/1/2029
Lightbeam.Ai, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 8.75% floor, 2.50% EOT payment)(2)	12/4/2025	3,000	2,908	2,908	6/1/2028
Manufactured Networks, Inc.(7)	Revolver (Prime + 12.25% PIK interest rate, 20.75% floor, 1.00% EOT payment)(2)	9/13/2023	2,630	2,668	132	6/30/2025
Observe, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 9.75% floor, 3.25% EOT payment)(2)	10/1/2025	4,000	3,889	4,015	10/1/2029
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 13.00% floor, 2.50% EOT payment)	6/6/2025	2,129	2,120	2,120	11/1/2028
PlanHub, Inc.	Growth Capital Loan (SOFR + 7.40% interest rate, 8.15% floor)(12)	9/9/2025	8,750	8,624	8,624	9/9/2031
PlanHub, Inc.	Growth Capital Loan (SOFR + 5.33% interest rate, 6.08% floor)(2)	11/26/2025	63	62	62	9/30/2027
			8,813	8,686	8,686
Sonatus, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.50% floor, 4.00% EOT payment)	12/23/2025	7,000	6,693	6,693	12/1/2029
Total Expert, Inc.	Growth Capital Loan (Prime + 2.15% interest rate, 9.65% floor, 3.00% EOT payment)	9/29/2025	7,500	7,329	7,329	9/1/2029
Trustpoint, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 9.75% floor, 2.00% EOT payment)(2)	6/16/2025	500	493	493	12/1/2027
Workmate Labs, Inc.	Growth Capital Loan (Prime + 0.85% interest rate, 7.85% floor, 2.50% EOT payment)(2)	11/20/2024	300	302	302	11/1/2027
Workmate Labs, Inc.	Growth Capital Loan (Prime + 2.10% interest rate, 9.10% floor, 4.40% EOT payment)(2)	12/31/2025	82	81	81	12/1/2028
			382	383	383
Total Business/Productivity Software - 15.24%*			40,973	40,177	37,767

Commercial Transportation
Regent Craft Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 3.00% EOT payment)	6/2/2025	1,500	1,467	1,467	6/1/2028
Regent Craft Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 3.00% EOT payment)(2)	8/19/2025	1,500	1,458	1,458	8/1/2028
Total Commercial Transportation - 1.18%*			3,000	2,925	2,925

Communications and Networking
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	8/6/2024	4,853	4,868	3,434	8/1/2027
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	1/16/2025	2,080	2,059	1,446	1/1/2028
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 12.50% PIK interest rate, 20.00% floor)(2)	10/31/2025	72	72	54	12/31/2025
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 12.50% PIK interest rate, 20.00% floor)(2)	11/24/2025	278	278	207	12/31/2025
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 12.50% PIK interest rate, 20.00% floor)(2)	12/12/2025	105	105	78	12/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Total Communications and Networking - 2.11%*			7,388	7,382	5,219

Computer Hardware
Eridu Corporation	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 5.00% EOT payment)(2)	12/31/2025	7,000	6,856	6,856	12/1/2028
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	41	45	45	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	143	153	154	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)(2)	5/11/2023	1,000	1,065	1,065	12/31/2025
			1,184	1,263	1,264
Standard Bots Company	Growth Capital Loan (Prime + 2.00% interest rate, 9.25% floor, 3.75% EOT payment)(2)	12/31/2025	2,500	2,447	2,447	6/1/2028
Total Computer Hardware - 4.26%*			10,684	10,566	10,567

Consumer Products and Services
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	4/14/2022	723	724	266	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	7/14/2022	268	266	106	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	11/14/2022	69	67	27	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	3/15/2023	529	502	199	8/31/2031
			1,589	1,559	598
Deep Sentinel Corp.	Growth Capital Loan (Prime + 3.00% interest rate, 10.50% floor, 5.00% EOT payment)(2)	9/10/2025	5,500	5,408	5,408	9/1/2028
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	6/27/2022	322	325	80	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	8/12/2022	107	108	27	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	12/9/2022	215	213	54	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	3/1/2023	322	318	80	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	10/5/2023	11	11	3	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	12/11/2023	18	18	4	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	2/2/2024	59	58	14	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	6/14/2024	33	31	7	6/30/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	10/15/2024	44	44	9	10/31/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	4/10/2025	45	45	9	4/30/2028
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	11/20/2025	11	11	2	11/30/2028
			1,187	1,182	289
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	2/29/2024	4,444	4,430	4,430	8/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	3/8/2024	556	553	553	9/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	6/28/2024	500	496	496	12/1/2027
			5,500	5,479	5,479
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	7/5/2022	1,495	1,544	1,544	8/31/2028
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	10/21/2022	1,495	1,537	1,537	8/31/2028
			2,990	3,081	3,081
Headout Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 4.25% EOT payment)	3/15/2024	1,864	1,918	1,922	3/1/2027
Hydrow, Inc.	Revolver (Prime + 2.00% interest rate, 9.75% floor, 7.00% EOT payment)	12/30/2024	5,309	5,309	4,798	12/30/2026
Hydrow, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 9.00% EOT payment)	12/30/2024	9,949	10,185	8,815	12/1/2027
			15,258	15,494	13,613

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,322	1,396	1,340	6/30/2026
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (8.70% cash interest rate + 5.80% PIK interest rate, 14.00% EOT payment)	11/3/2021	5,130	5,522	5,002	12/31/2026
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (10.95% cash interest rate + 7.30% PIK interest rate, 14.00% EOT payment)(2)	8/17/2022	1,199	1,260	1,175	12/31/2026
			7,651	8,178	7,517
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	1,666	577	344	12/31/2026
MA Micro Limited(1)(3)	Convertible Note(2)(9)	12/31/2023	1,666	1,085	454	12/31/2028
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	555	474	101	12/31/2028
			3,887	2,136	899
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (12.00% PIK interest rate)(2)	12/31/2025	12	12	12	12/31/2028
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	165	206	206	6/30/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	112	123	123	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	107	116	116	2/28/2027
Planet A Foods GmbH(1)(3)	Growth Capital Loan (13.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	515	520	554	10/31/2028
Planet A Foods GmbH(1)(3)	Growth Capital Loan (14.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	425	429	457	10/31/2028
			1,324	1,394	1,456
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	76	3/25/2023
Spinn, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	—	8/31/2024
Total Consumer Products and Services - 16.28%*			47,906	47,017	40,350

Database Software
TetraScience, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.25% floor, 6.00% EOT payment)	1/24/2025	5,000	5,047	5,047	7/1/2028
Total Database Software -2.04%*			5,000	5,047	5,047

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 13.00% floor, 6.50% EOT payment)	9/29/2021	5,250	5,026	5,026	7/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest rate, 2.50% EOT payment)(2)	4/25/2024	1,432	1,327	1,327	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 11.00% floor, 4.00% EOT payment)	6/30/2025	7,143	7,180	7,177	6/1/2029
Minted, Inc.	Revolver (Prime + 2.50% interest rate, 9.25% floor)(2)	6/30/2025	—	—	—	12/30/2027
Minted, Inc.	Revolver (Prime + 2.00% interest rate, 8.75% floor)(2)	8/29/2025	—	—	—	12/30/2027
			7,143	7,180	7,177
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.75% EOT payment)	5/27/2021	6,500	7,124	6,863	3/31/2027
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.75% EOT payment)(2)	6/7/2022	1,000	1,075	1,059	3/31/2027
			7,500	8,199	7,922
Total E-Commerce - Clothing and Accessories - 8.66%*			21,325	21,732	21,452

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate, 5.50% EOT payment)(2)	5/14/2025	8,452	8,834	7,987	5/1/2027
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate, 5.50% EOT payment)(2)	5/14/2025	10,578	10,986	10,005	5/1/2027
Forum Brands, LLC	Growth Capital Loan (Prime + 5.75% PIK interest rate, 13.25% floor, 4.50% EOT payment)(2)	5/14/2025	2,155	2,172	2,043	5/1/2027
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate)(2)	5/14/2025	2,460	2,457	2,176	5/1/2027
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate)(2)	8/8/2025	1	1	1	5/1/2027
Total E-Commerce - Personal Goods - 8.96%*			23,646	24,450	22,212

Educational Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 10.50% floor, 7.50% EOT payment)	7/30/2024	3,000	3,103	3,103	1/1/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Panorama Education, Inc.	Revolver (Prime + 1.00% interest rate, 9.50% floor, 5.00% EOT payment)(2)	7/30/2024	—	—	—	7/31/2027
Panorama Education, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 10.25% floor, 7.50% EOT payment)	3/28/2025	2,000	2,012	2,012	9/1/2028
Panorama Education, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 10.25% floor,7.50% EOT payment)(2)	8/27/2025	757	753	753	2/1/2029
Total Educational Software - 2.37%*			5,757	5,868	5,868

Energy
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	1,319	1,324	1,324	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	5,000	5,254	5,254	12/31/2026
			6,319	6,578	6,578
Valar Atomics Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 10.75% floor, 3.00% EOT payment)(2)	11/12/2025	4,000	3,911	3,911	11/1/2028
Total Energy - 4.23%*			10,319	10,489	10,489

Entertainment Software
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 11.00% EOT payment)(2)	5/17/2022	1,683	1,879	1,877	4/1/2027
Total Entertainment Software - 0.76%*			1,683	1,879	1,877

Environmental Services
Earth Services, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 9.25% floor, 5.75% EOT payment)(2)	12/22/2025	2,000	1,957	1,957	12/1/2028
Rainmaker Technology Corporation	Growth Capital Loan (Prime + 3.50% interest rate, 11.50% floor, 2.75% EOT payment)	1/8/2025	4,000	3,965	3,965	7/1/2028
Total Environmental Services - 2.39%*			6,000	5,922	5,922

Financial Software
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	8/14/2024	4,286	4,370	4,370	2/1/2028
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	4/22/2025	1,714	1,716	1,716	10/1/2028
			6,000	6,086	6,086
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 2.50% EOT payment)	8/14/2024	343	340	340	8/31/2027
Runway Financial, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.50% floor)(2)	11/21/2025	5,000	4,907	4,907	11/1/2029
Signal Advisors USA, Inc.	Revolver (Prime + 1.75% interest rate, 7.75% floor, 1.35% EOT payment)(2)	9/26/2025	167	167	167	9/26/2028
Total Financial Software - 4.64%*			11,510	11,500	11,500

Healthcare Services
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	6/22/2023	544	679	680	3/30/2026
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	11/20/2023	1,460	1,639	1,640	3/30/2026
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	9/30/2024	6,901	7,130	7,136	3/30/2026
			8,905	9,448	9,456
Pair Team, PBC	Convertible Note (6.00% interest rate)(2)	11/24/2025	100	100	100	11/7/2028
Pair Team, PBC	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 3.25% EOT payment)(2)	12/5/2025	400	398	398	6/1/2028
			500	498	498
Total Healthcare Services - 4.02%*			9,405	9,946	9,954

Healthcare Technology Systems
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)	7/14/2023	1,510	1,706	1,706	7/31/2026
Lively, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 3.00% EOT payment)(2)	12/1/2025	1,750	1,717	1,717	12/1/2029
Lively, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 3.00% EOT payment)(2)	12/1/2025	1,750	1,717	1,717	12/1/2029

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Lively, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 3.00% EOT payment)(2)	12/1/2025	1,750	1,717	1,717	12/1/2029
			5,250	5,151	5,151
Total Healthcare Technology Systems - 2.77%*			6,760	6,857	6,857

Information Technology
Etched.ai, Inc.	Revolver (Prime + 4.00% interest rate, 10.75% floor)(2)	7/18/2025	4,500	4,500	4,500	4/30/2028
Sandbox VR, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 10.50% floor, 1.50% EOT payment)(2)	12/16/2025	831	818	818	10/1/2027
Sandbox VR, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 12.25% floor, 4.00% EOT payment)(2)	12/16/2025	4,130	4,066	4,066	10/1/2029
			4,961	4,884	4,884
Total Information Services (B2C) - 3.79%*			9,461	9,384	9,384

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 1.50% cash interest rate + 6.50% PIK, 16.50% floor, 8.50% EOT payment)	7/1/2021	2,706	2,893	2,893	1/31/2027
Total Medical Software and Information Services - 1.17%*			2,706	2,893	2,893

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	4,000	4,033	4,033	3/31/2029
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	9/12/2025	500	496	496	3/31/2030
Total Multimedia and Design Software - 1.83%*			4,500	4,529	4,529

Network Management Software
Skyflow, Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	4,545	4,604	4,372	10/1/2028
Skyflow, Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	455	460	437	10/1/2028
			5,000	5,064	4,809
Synack, Inc.	Growth Capital Loan (Prime + 2.85% interest rate, 9.85% floor, 1.00% EOT payment)	12/30/2025	9,000	8,842	8,842	12/1/2028
Total Network Management Software - 5.51%*			14,000	13,906	13,651

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.50% interest rate, 1.50% EOT payment)	11/14/2025	4,000	4,002	4,052	5/1/2029
Total Other Financial Services - 1.64%*			4,000	4,002	4,052

Real Estate Services
Habyt GmbH (f/k/a Common Living Inc.)(1)(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,668	690	9/30/2025
Habyt GmbH (f/k/a Common Living Inc.)(1)(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,967	1,310	9/30/2025
			7,242	7,635	2,000
Homeward, Inc.	Growth Capital Loan (19.00% interest rate, 9.75% EOT payment)	12/30/2021	3,053	3,385	3,358	6/30/2026
Total Real Estate Services - 2.16%*			10,295	11,020	5,358

Social/Platform Software
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 2.12% EOT payment)	11/30/2021	1,146	940	489	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	1,280	1,079	546	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	1,723	1,453	735	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	2,068	1,743	882	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	2,068	1,743	882	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/27/2021	1,034	872	441	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 8.47% EOT payment)(2)	12/18/2023	151	115	65	1/31/2028

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Total Social/Platform Software - 1.63%*			9,470	7,945	4,040

Total Debt Investments - 122.03%*			$328,902	$328,881	$302,379

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$1,049
Hermeus Corporation	Preferred Stock	10/30/2024	8,381	44	67
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock	7/15/2022	6,747	58	103
Overland AI Inc.	Common Stock(2)	12/23/2025	8,722	49	49
US Chemical Technologies, Inc.	Preferred Stock(2)	10/31/2025	125,907	348	348
Total Aerospace and Defense - 0.68%*				660	1,692

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,079	10	22
Total Application Software - 0.01%*				10	22

Automation/Workflow Software
Union Systems Inc.	Common Stock(2)	8/28/2025	111,536	88	88
Total Automation/Workflow Software - 0.04%*				88	88

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	687
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	539
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	135
FlashParking, Inc.	Preferred Stock	6/26/2024	25,838	70	56
				520	730
Morty, Inc.	Preferred Stock	10/1/2021	70,164,447	66	—
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Radar Labs, Inc.	Common Stock(2)	9/30/2025	7,082	19	22
Simpplr Inc.	Common Stock(2)	4/23/2025	15,851	78	78
Uniphore Technologies, Inc.	Common Stock(2)	12/22/2021	10,000	10	29
Total Business Applications Software - 0.65%*				861	1,609

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	29
Alloy Technologies, Inc.	Preferred Stock	8/8/2024	30,561	24	21
				74	50
Cardless Inc.	Common Stock(2)	11/18/2021	20,619	28	4
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	116
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	7
				125	123
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	49
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	131
Certamen Ventures Inc.	Preferred Stock	12/15/2023	538,703	205	275
Certamen Ventures Inc.	Preferred Stock	3/26/2025	190,577	91	91
				423	546
Equafin Corp.	Common Stock(2)	4/17/2025	17,963	20	20
Mirelo AI GmbH(1)(3)	Preferred Stock(2)	11/28/2025	289	696	696
Muon Space Inc.	Preferred Stock	12/30/2024	45,499	56	64
Path Robotics, Inc.	Common Stock	12/17/2021	40,579	130	11
Path Robotics, Inc.	Preferred Stock	10/3/2024	20,252	38	6
				168	17
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	70
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	28
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	10
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	11/15/2024	407	7	8

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
				41	46
Vitally, Inc.	Common Stock(2)	12/19/2025	4,553	19	19
Total Business Products and Services - 0.73%*				2,086	1,801

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	76
Total Business to Business Marketplace - 0.03%*				156	76

Business/Productivity Software
AI2 Incorporated	Common Stock(2)	2/21/2025	29,663	—	58
Ao1 Holdings Inc.	Preferred Stock	12/13/2024	14,162	18	10
Artisan AI, Inc.	Preferred Stock(2)	5/27/2025	9,748	33	33
Bidgely Inc.	Common Stock(2)	7/30/2025	4,318	6	6
Bitonic Technology Labs, Inc.	Common Stock(2)	8/1/2025	12,511	14	14
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	20
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	126,868	48	67
				62	87
Cresta Intelligence Inc.	Common Stock(2)	6/6/2024	4,967	4	11
Highbeam, Inc.	Common Stock(2)	2/10/2023	40,380	2	31
Idelic Inc.	Preferred Stock(2)	12/10/2021	30,551	46	5
Idelic Inc.	Preferred Stock(2)	11/15/2023	36,661	13	7
				59	12
Incode Technologies, Inc.	Common Stock(2)	7/18/2025	54,651	56	56
Lightbeam.ai, Inc.	Preferred Stock(2)	8/19/2025	137,951	69	69
Luxury Presence, Inc.	Preferred Stock	9/20/2023	17,016	88	66
Luxury Presence, Inc.	Preferred Stock	7/16/2024	3,384	13	13
				101	79
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	—
Manufactured Networks, Inc.	Preferred Stock(2)	9/13/2023	73,666	25	—
Manufactured Networks, Inc.	Preferred Stock(2)	10/17/2024	8,823	2	—
				116	—
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	42
Observe, Inc.	Common Stock(2)	10/1/2025	43,632	243	243
OnSiteIQ, Inc.	Preferred Stock	6/6/2025	485,950	31	19
Rudderstack, Inc.	Common Stock(2)	6/30/2025	5,054	17	17
Sonatus, Inc.	Preferred Stock	12/23/2025	104,745	242	242
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
ThoughtSpot, Inc.	Common Stock(2)	3/3/2025	17,901	113	113
Total Expert, Inc.	Common Stock	9/29/2025	114,054	157	139
TrustPoint, Inc.	Common Stock(2)	6/16/2025	43,113	7	7
Workmate Labs, Inc.	Common Stock(2)	11/20/2024	1,238	—	—
Total Business/Productivity Software - 0.52%*				1,357	1,292

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	—
Total Commercial Services - 0.00%*				6	—

Commercial Transportation
Regent Craft Inc.	Common Stock	5/30/2025	92,477	87	87
Total Commercial Transportation - 0.04%*				87	87

Communications and Networking
Join Digital, Inc.	Common Stock	8/6/2024	50,021	78	1
Join Digital, Inc.	Common Stock(2)	11/24/2025	168,021	2	2
Total Communications and Networking - 0.00%*				80	3

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Computer Hardware
Contoro Inc.	Common Stock(2)	9/30/2025	2,884	32	32
Eridu Corporation	Preferred Stock(2)	3/31/2025	143,286	75	75
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	26,386	92	61
Standard Bots Company	Preferred Stock(2)	11/13/2025	12,122	29	29
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	218
Quantum Circuits, Inc.	Preferred Stock(2)	8/16/2024	7,095	9	50
				49	268
Total Computer Hardware - 0.23%*				316	574

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	743
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	93
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	223
Activehours, Inc.	Preferred Stock(2)	4/19/2024	3,906	16	47
				241	1,106
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	1,040
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.88%*				339	2,176

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock(2)	12/18/2023	49,020	311	608
Total Consumer Non-Durables - 0.25%*				345	625

Consumer Products and Services
Baby Generation, Inc.	Common Stock(2)	1/26/2022	13,587	10	10
The Black Tux Holdings, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	450
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares	10/7/2022	192	9	—
Deep Sentinel Corp.	Preferred Stock(2)	9/10/2025	87,901	84	45
Elektra Mobility Inc.	Preferred Stock(2)	5/6/2022	38,217	25	25
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ephemeral Solutions, Inc.	Common Stock(2)	2/2/2024	135,353	1	—
				13	—
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	27
FitOn, Inc.	Common Stock	2/29/2024	33,548	74	71
FitOn, Inc.	Common Stock	6/26/2024	3,355	7	7
				81	78
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	18	23	—
Flink SE(1)(3)(11)	Preferred Stock(2)	8/21/2024	—	—	—
				23	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	9
Headout Inc.	Common Stock	3/15/2024	11,754	58	15
Hydrow, Inc.	Common Stock	2/9/2021	74,157	70	—
Hydrow, Inc.	Common Stock	8/6/2021	455,798	35	—
Hydrow, Inc.	Common Stock	8/6/2021	284,835	25	—
Hydrow, Inc.	Preferred Stock	12/30/2024	4,071,050	16	—
				146	—
Lower Holding Company	Preferred Stock(2)	12/28/2022	98,856	47	6
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock	8/25/2023	31,796	118	155
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	28
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	8/27/2024	20,775	37	37
				67	65

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Roadsurfer GmbH(1)(3)	Preferred Stock(2)	4/23/2024	45	335	340
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	—
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	3
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Total Consumer Products and Services - 0.53%*				1,304	1,318

Database Software
Cohesity Global, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	20
SiSense, Inc.	Success Fee(2)	12/28/2021	—	95	233
TetraScience, Inc.	Preferred Stock	1/24/2025	53,050	10	10
Total Database Software - 0.11%*				126	263

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	57
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	132
FabFitFun, Inc.	Common Stock	6/30/2025	101,326	231	231
				642	420
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	132
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	98
Total E-Commerce - Clothing and Accessories - 0.26%*				1,057	650

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/6/2021	14,143	146	19
Forum Brands, LLC	Preferred Stock(2)	12/23/2021	12,964	188	17
Forum Brands, LLC	Preferred Stock(2)	10/11/2023	2,829	42	4
				376	40
Merama Inc.	Preferred Stock(2)	4/28/2021	71,728	589	412
Total E-Commerce - Personal Goods - 0.18%*				965	452

Educational Software
Panorama Education, Inc.	Preferred Stock	7/30/2024	4,139	23	17
Panorama Education, Inc.	Preferred Stock(2)	8/27/2025	591	3	2
Total Educational Software - 0.01%*				26	19

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.08%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	25
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	8
				194	33
Haven Energy Inc.	Preferred Stock	8/19/2024	52,486	53	106
Haven Energy Inc.	Preferred Stock(2)	7/25/2025	22,494	13	45
				66	151
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	2,042
Valar Atomics Inc.	Common Stock(2)	11/9/2025	17,103	60	60
Total Energy - 0.92%*				357	2,286

Entertainment Software
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	3
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2024	53,335	33	4
Total Entertainment Software - 0.00%*				93	7

Environmental Services
Earth Services, Inc.	Preferred Stock(2)	3/1/2024	143,196	63	113

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Earth Services, Inc.	Preferred Stock(2)	3/7/2025	97,350	62	62
				125	175
Rainmaker Technology Corporation	Common Stock	1/8/2025	24,380	45	84
Total Environmental Services - 0.10%*				170	259

Financial Software
Ocrolus Inc.	Common Stock	8/14/2024	70,132	58	48
Parker Group Inc.	Common Stock	4/6/2022	5,334	17	11
Parker Group Inc.	Common Stock	8/14/2024	2,491	5	6
				22	17
Runway Financial, Inc.	Common Stock(2)	8/21/2025	33,976	46	66
Signal Advisors USA, Inc.	Preferred Stock(2)	9/26/2025	6,430	23	23
Wisetack, Inc.(1)	Common Stock(2)	12/21/2022	23,086	84	36
Zolve Innovations Inc.	Preferred Stock(2)	7/28/2022	3,172	9	9
Total Financial Software - 0.08%*				242	199

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	3
Total General Media and Content - 0.00%*				5	3

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock(2)	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock	6/16/2023	11,186	51	1,039
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	520
OpenLoop Health, Inc.	Preferred Stock	11/20/2023	16,779	89	1,559
OpenLoop Health, Inc.	Preferred Stock	9/30/2024	43,625	315	4,053
				480	7,171
Pair Team, PBC	Preferred Stock(2)	7/29/2025	399	—	—
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	96,516	79	42
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	29
Waymark, Inc.	Preferred Stock(2)	9/24/2025	5,082	10	10
Wispr AI, Inc.	Common Stock(2)	5/31/2022	568	3	3
Total Healthcare Services - 3.02%*				623	7,472

Healthcare Technology Systems
All Inspire Health, Inc.	Preferred Stock(2)	5/14/2025	117,883	116	116
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock(2)	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	7
K Health, Inc.	Common Stock	7/14/2023	61,224	187	169
Lively, Inc.	Common Stock(2)	11/7/2025	13,519	67	67
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56	228	—
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.22%*				1,010	554

Household Products
Grove Collaborative, Inc.	Common Stock(2)	5/27/2020	33,038	72	—
Total Household Products - 0.00%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	113
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	893
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	21
				109	914
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.43%*				307	1,058

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	53,879	38	—
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.05%*				192	135

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/19/2024	30,757	250	1,038
Etched.ai, Inc.	Common Stock(2)	7/18/2025	1,211	42	42
				292	1,080
Sandbox VR, Inc.	Common Stock(2)	12/16/2025	10,894	31	31
Information Technology - 0.45%*				323	1,111

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/27/2020	2,775	90	91
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	101
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	9/29/2023	1,951	84	81
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	4/5/2024	4,476	84	260
Total Infrastructure - 0.22%*				323	533

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	114
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock(2)	8/26/2021	32,620	34	41
Total Life and Health Insurance - 0.11%*				120	262

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock	2/28/2023	175,000	44	2
Total Medical Software and Information Services - 0.00%*				92	2

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	83
Hover Inc.	Preferred Stock	9/10/2024	9,182	18	17
Hover Inc.	Preferred Stock	9/12/2025	9,182	17	17
Total Multimedia and Design Software - 0.05%*				112	117

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock	6/26/2023	39,890	31	7
Skyflow Inc.	Preferred Stock	9/27/2024	15,956	25	3
				56	10
Synack, Inc.	Common Stock	12/30/2025	40,576	68	68
Total Network Management Software - 0.10%*				304	258

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock(2)	5/16/2023	35,857	361	999
Jerry Services, Inc.	Preferred Stock	6/13/2022	2,235	8	16
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	134
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	76
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	8
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	15
Relay Commerce, Inc.	Preferred Stock(2)	4/4/2024	36,200	26	21
				97	120
Total Other Financial Services - 0.51%*				639	1,269

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	3,988	8	7
Homeward, Inc.	Preferred Stock	12/10/2021	207,106	148	180
Homeward, Inc.	Preferred Stock	9/18/2025	207,112	180	180
				328	360
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/27/2020	26,362	83	107
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/25/2022	3,279	1	11
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	6/29/2023	34,977	11	120
				95	238
Side, Inc.	Preferred Stock(2)	7/29/2020	71,501	57	230
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	579
Total Real Estate Services - 0.59%*				664	1,468

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	—
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	—
Sylva, Inc.	Preferred Stock(2)	7/14/2025	19,788	—	—
				60	—
Total Social/Platform Software - 0.01%*				103	25

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	47,494	132	132
Appex Group, Inc.	Preferred Stock(2)	4/14/2022	11,004	36	36
				168	168
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	57
Total Software Development Applications - 0.09%*				233	225

Total Warrant Investments - 12.22%*				$16,008	$30,287

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Aerospace and Defense
Hermeus Corporation	Preferred Stock(2)	10/30/2024	17,958	$300	$366
Total Application Software - 0.15%*				300	366

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	7/18/2024	8,387	500	500
Total Application Software - 0.20%*				500	500

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	295
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	268
Radar Labs, Inc.	Preferred Stock(2)	9/30/2025	47,425	250	275
Tide Holdings Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	643
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.66%*				1,351	1,625

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	156
Cresta Intelligence Inc.	Preferred Stock(2)	9/30/2024	55,441	250	250
Mirelo AI GMBH(1)(3)	Preferred Stock(2)	12/22/2025	63	99	99
Mirelo AI GMBH(1)(3)	Preferred Stock(2)	12/22/2025	33	142	142
				241	241
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	7
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	68
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	27
				595	102
Printful Inc. Holdco	Common Stock(2)	11/14/2024	11,120	24	24
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	3/28/2024	31,818	611	613
Quick Commerce Ltd.(1)(3)	Ordinary Shares(2)	3/28/2024	112,770,108	26	8
				637	621
Total Business Products and Services - 0.56%*				1,947	1,394

Business/Productivity Software
AI2 Incorporated	Preferred Stock(2)	1/3/2024	280,424	830	830
Ao1 Holdings Inc.	Preferred Stock(2)	12/13/2024	16,573	50	47
Artisan AI, Inc.	Preferred Stock(2)	1/27/2025	36,241	400	400
Brilliance Technologies Holdings, L.P.	Limited Partnership Interest(2)	5/16/2025	8,647	824	823
Continental Topco, L.P.	Limited Partnership Interest(2)	2/14/2025	928	168	168
Luxury Presence, Inc.	Preferred Stock(2)	7/24/2025	19,217	250	250
Observe, Inc.	Preferred Stock(2)	10/1/2025	18,706	200	201
Rudderstack, Inc.	SAFE(2)	6/30/2025	—	50	50
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
TrustPoint, Inc.	SAFE(2)	5/16/2025	—	50	50
Total Business/Productivity Software - 1.24%*				3,072	3,063

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	259	179
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	130
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	319
Total Business to Business Marketplace - 0.25%*				948	628

Computer Hardware
Quantum Circuits, Inc.	Preferred Stock(2)	4/17/2024	17,612	50	174
Total Computer Hardware - 0.07%*				50	174

Consumer Finance

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	235
Total Consumer Finance - 0.09%*				100	235

Consumer Products and Services
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	59
GrubMarket, Inc.	Common Stock(2)	8/2/2024	—	4,178	7,245
Hydrow, Inc.	Common Stock(2)	12/14/2020	610,584	166	—
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	327,630	165	1
				331	1
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	5,929	347	126
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	1,173	69	25
JOKR S.a.r.l.(1)(3)	Common Stock(2)	6/19/2025	595	35	2
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	99,189	662	1,443
				1,113	1,596
Nakdcom One World AB(1)(3)	Hybrid(2)(13)	12/30/2025	1	1,519	1,516
Nakdcom One World AB(1)(3)	Common Stock(2)	12/30/2025	819,408	96	96
				1,615	1,612
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	219
TMRW Sports, Inc.	Preferred Stock(2)	11/9/2023	40,174	500	500
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 4.67%*				8,299	11,564

Database Software
ON-0731 Fund II LP(1)	Limited Partnership Interest(2)	8/29/2024	—	250	250
Total Database Software - 0.10%*				250	250

E-Commerce - Personal Goods
Forum Brands, LLC	Common Stock(2)	7/16/2021	493	90	18
Merama Inc.	Preferred Stock(2)	4/30/2021	5,433	31	51
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	57
Merama Inc.	Preferred Stock(2)	9/13/2021	3,862	62	53
				106	161
Total E-Commerce - Personal Goods - 0.07%*				196	179

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.12%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	54
Haven Energy Inc.	Preferred Stock(2)	10/9/2024	37,489	77	129
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	1,605
Total Energy - 0.72%*				944	1,788

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	142
Total Financial Services - 0.06%*				150	142

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	275
Total Healthcare Services - 0.19%*				720	463

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.06%*				150	150

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/9/2024	30,757	500	1,460
Total Information Technology - 0.59%*				500	1,460

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	130
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	101
Total Infrastructure - 0.09%*				161	231

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.04%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	65
Total Multimedia and Design Software - 0.03%*				58	65

Network Management Software
Skyflow Inc.	Preferred Stock(2)	1/22/2024	19,945	62	38
Skyflow Inc.	Preferred Stock(2)	9/27/2024	143,604	450	271
Total Network Management Software - 0.12%*				512	309

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	10
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	859
Total Other Financial Services - 0.35%*				698	869

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Firemaps, Inc.	Preferred Stock(2)	11/18/2025	98,091	350	350
Habyt GmbH(1)	Preferred Stock(2)	2/21/2023	400	443	—
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	180
Total Real Estate Services - 0.23%*				942	573

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	172
Total Software Development Applications - 0.07%*				250	172

Total Equity Investments - 10.79%*				$22,607	$26,734

Total Investments in Portfolio Companies - 145.04%*(4)(5)				$367,496	$359,400

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM	$16,874	$16,874
Total Cash Equivalents - 6.81%*			$16,874	$16,874

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Loss
British Pound Sterling (GBP)	01/27/2026	Zions Bancorporation, N.A.	£2,000	Sold	$2,663	$(27)
Euro (EUR)	01/27/2026	Zions Bancorporation, N.A.	€1,500	Sold	$1,749	$(13)
Total Foreign Currency Forward Contracts - (0.02)%*					$4,412	$(40)
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2025, non-qualifying assets represented 8.0% of the Company’s total assets, at fair value.
(2)As of December 31, 2025, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of December 31, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $359.4 million at fair value and represented 145.0% of the Company’s net assets. In addition, unless otherwise indicated, as of December 31, 2025, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)All investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $25.8 million, $33.8 million and $8.0 million, respectively, for the December 31, 2025 investment portfolio. The tax cost of investments is $369.6 million.
(7)Debt is on non-accrual status as of December 31, 2025 and is therefore considered non-income producing. Non-accrual investments as of December 31, 2025 had a total cost and fair value of $32.2 million and $12.6 million, respectively.
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
(13)This Hybrid equity investment is perpetual and has no specific maturity date, and it accrues interest at an annual rate of 16.0% that can be capitalized at the election of the portfolio company. The Company has not recorded any income in connection with the Hybrid equity investment for the year ended December 31, 2025.

*    Value as a percentage of net assets.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	10/30/2024	$2,652	$2,633	$2,633	4/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	12/13/2024	1,135	1,124	1,124	6/1/2028
			3,787	3,757	3,757
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	11/21/2023	978	974	974	11/30/2027
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	1,000	994	994	12/31/2027
Loft Orbital Solutions, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	1,000	994	994	12/31/2027
			2,978	2,962	2,962
Total Aerospace and Defense - 2.55%*			6,765	6,719	6,719

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	5/17/2022	667	659	660	5/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	7/21/2022	700	689	691	7/31/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	9/30/2022	460	451	452	9/30/2025
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	2/6/2023	173	178	178	2/28/2025
Total Application Software - 0.75%*			2,000	1,977	1,981

Business Applications Software
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% cash interest rate + 2.50% PIK interest rate, 12.75% floor)	6/26/2024	10,132	9,987	9,987	6/1/2027
Morty, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 11.00% EOT payment)	12/21/2022	7,000	7,293	6,682	12/31/2026
Tide Platform Limited(1)(3)	Revolver (12.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,824	1,612	4/30/2025
Total Business Applications Software - 6.93%*			18,900	19,104	18,281

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.75% floor, 5.00% EOT payment)	8/8/2024	1,500	1,479	1,479	8/31/2027
Cardless Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 15.00% floor, 6.25% EOT payment)	11/18/2021	3,000	3,217	3,217	8/31/2025
Certamen Ventures Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 4.00% EOT payment)	11/30/2021	6,218	6,286	6,286	11/30/2026
Path Robotics, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 4.00% EOT payment)(2)	10/3/2024	7,000	6,952	6,952	4/1/2028
Phantom Auto Inc.(7)	Growth Capital Loan (Prime + 5.00% interest rate, 13.50% floor, 4.00% EOT payment)(2)	2/9/2024	4,858	4,732	1,050	2/28/2027
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 6.00% PIK interest rate, 3.75% EOT payment)(2)	5/4/2022	808	678	617	12/31/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (Prime + 6.00% PIK interest rate, 3.75% EOT payment)(2)	10/19/2023	135	113	103	12/31/2028
			943	791	720
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	546	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	9	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	12/22/2023	25	25	6	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	6/14/2024	8	8	2	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	7/26/2024	25	25	6	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	11/27/2024	27	27	6	1/31/2025
			2,549	2,596	575

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 3.00% EOT payment)(2)	6/15/2022	540	539	550	3/31/2026
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	10/20/2023	227	233	239	10/31/2026
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 13.75% floor, 6.00% EOT payment)(2)	11/15/2024	305	295	292	5/31/2028
			1,072	1,067	1,081
Total Business Products and Services - 8.10%*			27,140	27,120	21,360

Business/Productivity Software
Ao1 Holdings Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 7.75% floor, 3.00% EOT payment)	12/13/2024	1,320	1,301	1,301	12/1/2027
Construction Finance Corporation	Revolver (Prime + 7.75% interest rate, 15.25% floor, 2.65% EOT payment)(2)	12/29/2023	4,151	4,284	4,284	12/31/2024
FireHydrant, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.75% floor, 6.25% EOT payment)	12/20/2024	8,000	7,877	7,877	12/31/2027
Luxury Presence, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 9.75% floor, 5.75% EOT payment)	4/9/2024	1,500	1,490	1,490	4/1/2027
Luxury Presence, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 6.25% EOT payment)	11/27/2024	1,500	1,459	1,459	5/1/2028
			3,000	2,949	2,949
Manufactured Networks, Inc.	Revolver (Prime + 10.25% interest rate, 18.75% floor, 1.00% EOT payment)(2)	9/13/2023	2,643	2,681	2,681	6/30/2025
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 13.00% floor, 7.50% EOT payment	6/16/2023	2,416	2,467	2,467	5/31/2026
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 13.00% floor, 7.50% EOT payment)(2)	2/1/2024	334	337	337	2/1/2027
			2,750	2,804	2,804
Thoughtful Automation Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 12.25% floor, 6.00% EOT payment)	6/18/2024	2,439	2,422	2,422	6/1/2027
Virtual Facility, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 10.50% floor, 8.50% EOT payment)(2)	12/1/2023	1,000	1,009	968	6/1/2027
Workmate Labs, Inc.	Growth Capital Loan (Prime + 0.85% interest rate, 7.85% floor, 2.50% EOT payment)(2)	11/20/2024	300	299	299	11/1/2027
Total Business/Productivity Software - 9.70%*			25,603	25,626	25,585

Communications and Networking
Join Digital, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	8/6/2024	4,900	4,873	4,873	8/1/2027
Total Communications and Networking - 1.85%*			4,900	4,873	4,873

Computer Hardware
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	3,725	3,715	3,081	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	3,104	3,096	2,568	2/28/2026
Canvas Construction Inc.	Growth Capital Loan (Prime + 8.75% PIK interest rate, 16.75% floor, 5.00% EOT payment)(2)	8/4/2022	1,242	1,238	1,027	2/28/2026
			8,071	8,049	6,676
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	84	87	87	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	257	262	262	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)(2)	5/11/2023	1,000	1,031	1,031	11/30/2025
			1,341	1,380	1,380
Total Computer Hardware - 3.05%*			9,412	9,429	8,056

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,077	1,077	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	450	520	520	10/31/2025
			1,450	1,597	1,597
Prose Beauty, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% floor, 8.50% EOT payment)	2/2/2024	6,000	5,898	5,898	5/31/2027
Trueskin GmbH(1)(3)	Growth Capital Loan (Prime + 7.10% interest rate, 10.35% floor, 10.25% EOT payment)(2)	1/9/2023	871	907	875	7/1/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Total Consumer Non-Durables - 3.17%*			8,321	8,402	8,370

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)	1/26/2022	750	807	807	1/31/2025
Baby Generation, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	875	929	929	3/31/2025
			1,625	1,736	1,736
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (9.00% interest rate, 2.00% EOT payment)	10/13/2022	1,732	1,765	1,960	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)	10/13/2022	1,044	1,062	1,177	4/30/2026
Bloom and Wild Midco 2 Limited(1)(3)	Growth Capital Loan (10.50% interest rate, 2.00% EOT payment)	10/13/2022	1,133	1,153	1,275	4/30/2026
			3,909	3,980	4,412
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	4/14/2022	723	724	250	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	7/14/2022	268	266	100	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	11/14/2022	69	67	25	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	3/15/2023	529	502	187	8/31/2031
			1,589	1,559	562
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	6/27/2022	322	325	162	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	8/12/2022	107	108	54	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	12/9/2022	215	213	108	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.25% EOT payment)(2)	3/1/2023	322	318	162	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	10/5/2023	11	11	5	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	12/11/2023	18	18	8	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	2/2/2024	59	58	28	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	6/14/2024	33	31	14	6/30/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 6.50% PIK interest rate, 15.00% floor, 5.00% EOT payment)(2)	10/15/2024	44	44	16	10/31/2027
			1,131	1,126	557
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	12/20/2022	4,800	5,061	4,965	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	12/20/2022	2,250	2,371	2,327	6/30/2025
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	1/18/2024	3,200	3,233	3,052	7/31/2026
Ever/Body, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 7.75% EOT payment)	1/18/2024	3,000	3,031	2,862	7/32/2026
			13,250	13,696	13,206
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	2/29/2024	4,444	4,375	4,375	8/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	3/8/2024	556	547	547	9/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	6/28/2024	500	490	490	12/1/2027
			5,500	5,412	5,412
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	7/5/2022	1,367	1,405	944	8/31/2028
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	10/21/2022	1,367	1,395	944	8/31/2028
			2,734	2,800	1,888
Headout Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 4.25% EOT payment)(2)	3/15/2024	2,351	2,338	2,338	3/1/2027
Hydrow, Inc.	Revolver (Prime + 2.00% interest rate, 9.75% floor, 7.00% EOT payment)	12/30/2024	5,827	5,827	5,251	12/30/2026
Hydrow, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 9.00% EOT payment)	12/30/2024	9,949	9,842	8,745	12/1/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
			15,776	15,669	13,996
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,252	1,345	1,337	7/31/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (7.40% cash interest rate + 7.10% PIK interest rate, 8.00% EOT payment)	11/3/2021	4,688	4,839	4,813	11/30/2025
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (9.31% cash interest rate + 8.94% PIK interest rate, 8.00% EOT payment)(2)	8/17/2022	1,070	1,086	1,086	8/31/2026
			7,010	7,270	7,236
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	1,195	1,263	1,263	12/31/2025
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	1,666	577	308	12/31/2026
MA Micro Limited(1)(3)	Convertible Note(2)(9)	12/31/2023	1,666	1,085	1,021	12/31/2028
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	555	474	144	12/31/2028
			3,887	2,136	1,473
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	635	593	530	12/31/2026
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	356	331	318	12/31/2026
			991	924	848
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	459	480	480	6/30/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	207	211	211	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	172	174	174	2/28/2027
Planet A Foods GmbH(1)(3)	Growth Capital Loan (13.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	515	508	475	10/31/2028
Planet A Foods GmbH(1)(3)	Growth Capital Loan (14.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	425	419	392	10/31/2028
			1,778	1,792	1,732
Placemakr, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 12.00% floor, 4.50% EOT payment)	5/30/2024	2,500	2,459	2,459	5/1/2027
Placemakr, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 12.50% floor, 5.50% EOT payment)	5/30/2024	2,500	2,462	2,462	11/1/2026
			5,000	4,921	4,921
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	110	3/25/2023
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	5,015	4,673	4,516	4/1/2027
Roadsurfer GmbH(1)(3)	Growth Capital Loan (Prime + 2.50% interest rate, 11.00% floor, 4.50% EOT payment)(2)	4/24/2024	2,507	2,337	2,258	4/1/2027
			7,522	7,010	6,774
Spinn, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	45	8/31/2024
Total Consumer Products and Services - 25.97%*			76,392	74,808	68,509

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.50% EOT payment)	9/29/2021	8,750	8,746	8,746	11/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest rate, 2.50% EOT payment)(2)	4/25/2024	1,308	1,179	1,179	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	10,000	10,275	10,275	6/30/2027
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)	5/27/2021	6,500	7,023	7,023	12/31/2026
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)(2)	6/7/2022	1,000	1,044	1,044	12/31/2026
			7,500	8,067	8,067
Total E-Commerce - Clothing and Accessories - 10.72%*			27,558	28,267	28,267

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	7/6/2021	1,669	1,730	1,634	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	7/21/2021	263	276	257	7/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	8/10/2021	315	331	308	8/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	10/6/2021	1,458	1,526	1,417	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	947	989	919	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	2,540	2,653	2,464	11/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	848	889	834	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	324	340	318	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	57	60	56	6/30/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	1,836	1,919	1,798	7/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	700	726	680	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	263	273	256	10/31/2025
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	1,710	1,748	1,650	3/31/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	3,078	3,137	2,967	4/30/2026
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	184	186	177	6/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	180	179	179	10/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	1,369	1,361	1,361	11/30/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	104	103	103	12/31/2026
Forum Brands, LLC	Growth Capital Loan(9)	12/27/2023	2,179	2,179	1,825	12/31/2026
Forum Brands, LLC	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	6/27/2024	147	143	143	6/30/2027
Total E-Commerce - Personal Goods - 7.33%*			20,171	20,748	19,346

Educational Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 10.50% floor, 7.50% EOT payment)	7/30/2024	3,000	2,997	2,997	1/1/2027
Panorama Education, Inc.	Revolver (Prime + 1.00% interest rate, 9.50% floor, 4.00% EOT payment)(2)	7/30/2024	160	159	159	7/31/2026
Total Education Software - 1.20%*			3,160	3,156	3,156

Energy
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	1,319	1,236	1,236	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	5,000	5,137	5,137	12/31/2026
Total Energy - 2.42%*			6,319	6,373	6,373

Entertainment Software
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 6.25% PIK interest rate, 13.75% floor, 4.50% EOT payment)(2)	4/20/2022	1,000	1,002	336	4/30/2025
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	7/28/2023	75	75	22	7/31/2026
Encore Music Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% PIK interest rate, 14.25% floor, 4.50% EOT payment)(2)	11/20/2023	50	50	12	7/31/2026
			1,125	1,127	370
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 11.00% EOT payment)(2)	5/17/2022	2,459	2,519	2,519	4/1/2027
Total Entertainment Software - 1.10%*			3,584	3,646	2,889

Environmental Services
Earth Funeral Group, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 5.50% EOT payment)	3/1/2024	1,430	1,428	1,428	3/1/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Earth Funeral Group, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 5.50% EOT payment)	11/1/2024	1,000	979	979	11/1/2027
Earth Funeral Group, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 5.50% EOT payment)	12/5/2024	1,570	1,533	1,533	12/1/2027
Total Environmental Services - 1.50%*			4,000	3,940	3,940

Financial Software
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	8/14/2024	4,286	4,287	4,287	2/1/2028
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 2.50% EOT payment)	8/14/2024	550	542	542	8/31/2027
Total Financial Software - 1.83%*			4,836	4,829	4,829

Healthcare Services
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	6/22/2023	1,544	1,601	1,606	6/30/2026
OpenLoop Health, Inc.	Revolver (Prime + 1.50% interest rate, 9.25% floor, 4.00% EOT payment)(2)	6/22/2023	2,000	2,056	2,060	6/16/2025
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)(2)	11/20/2023	2,889	2,906	2,917	11/30/2026
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	9/30/2024	7,778	7,408	7,458	9/30/2027
Total Healthcare Services - 5.32%*			14,211	13,971	14,041

Healthcare Technology Systems
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)	7/14/2023	3,900	3,949	3,949	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK interest rate, 6.25% floor, 6.00% EOT payment)(2)	6/12/2023	9,477	9,660	9,386	6/12/2027
Thirty Madison, Inc.	Growth Capital Loan (Prime + 2.42% cash interest rate + 2.33% PIK interest rate, 6.25% floor, 6.00% EOT payment)(2)	6/14/2023	713	713	693	6/12/2027
			10,190	10,373	10,079
Total Healthcare Technology Systems - 5.32%*			14,090	14,322	14,028

Human Capital Services
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	1/11/2023	3,000	3,082	3,082	1/11/2025
Karat Financial Technologies Incorporated	Revolver (Prime + 3.75% interest rate, 10.00% floor, 2.85% EOT payment)(2)	9/22/2023	281	286	286	1/11/2025
Total Human Capital Services - 1.28%*			3,281	3,368	3,368

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 5.25% EOT payment)(2)	5/4/2023	2,000	2,037	2,037	2/28/2027
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.75% interest rate, 11.75% floor, 5.50% EOT payment)(2)	5/4/2023	7,000	7,104	7,104	5/31/2027
Total Information Services (B2C - 3.47%*			9,000	9,141	9,141

Life and Health Insurance
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	12/30/2022	500	515	515	12/31/2025
Angle Health, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.25% floor, 8.00% EOT payment)(2)	3/24/2023	500	510	510	3/31/2026
Total Life and Health Insurance - 0.39%*			1,000	1,025	1,025

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 1.50% cash interest rate + 6.50% PIK , 16.50% floor, 8.50% EOT payment)	7/1/2021	2,534	2,699	2,699	9/30/2026
Total Medical Software and Information Services - 1.02%*			2,534	2,699	2,699

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	4,000	3,964	3,964	3/31/2029
Total Multimedia and Design Software - 1.50%*			4,000	3,964	3,964

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Network Management Software
Skyflow, Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	4,545	4,535	4,535	10/1/2028
Skyflow, Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	455	453	453	10/1/2028
Total Network Management Software - 1.89%*			5,000	4,988	4,988

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	500	528	525	9/30/2025
Jerry Services, Inc.	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	500	515	518	6/30/2026
			1,000	1,043	1,043
Relay Commerce, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.00% EOT payment)(2)	8/23/2022	748	791	791	8/31/2025
Relay Commerce, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 14.25% floor, 2.00% EOT payment)(2)	4/4/2024	4,500	4,422	4,422	10/31/2027
			5,248	5,213	5,213
Total Other Financial Services - 2.37%*			6,248	6,256	6,256

Real Estate Services
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,668	2,360	9/30/2025
Common Living Inc.(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,967	4,420	9/30/2025
			7,242	7,635	6,780
Homelight, Inc.	Growth Capital Loan (17.25% interest rate)(2)	12/30/2022	500	496	495	12/31/2026
Homelight, Inc.	Growth Capital Loan (18.00% interest rate)(2)	5/22/2023	250	248	246	5/31/2027
			750	744	741
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	4,000	4,253	4,107	6/30/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	267	248	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	848	788	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	235	218	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	113	105	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	471	437	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	223	206	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	162	150	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,454	1,351	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	806	749	12/31/2024
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	181	168	1/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	124	115	2/28/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	318	293	3/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,173	1,080	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	991	1,047	964	4/30/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	229	212	5/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	208	193	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	105	97	7/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	155	137	12/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	373	330	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	581	513	12/31/2025
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	5/23/2023	240	244	205	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	5/23/2023	434	443	373	5/31/2026
True Footage, Inc.	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2023	720	738	620	5/31/2026
			9,978	10,498	9,552
Total Real Estate Services - 8.03%*			21,970	23,130	21,180

Social/Platform Software
Sylva, Inc.(7)	Growth Capital Loan (Prime + 3.25% PIK interest rate, 6.50% floor, 1.00% EOT payment)	11/30/2021	903	922	695	5/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	984	1,021	757	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,325	1,374	1,019	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,649	1,223	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/21/2021	1,590	1,649	1,223	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 5.50% PIK interest rate, 8.75% floor, 3.50% EOT payment)	12/27/2021	795	825	612	12/31/2024
Sylva, Inc.(7)	Growth Capital Loan (Prime + 9.00% PIK interest rate, 17.50% floor, 4.00% EOT payment)(2)	12/18/2023	111	115	85	3/1/2024
Total Social/Platform Software - 2.13%*			7,298	7,555	5,614

Total Debt Investments - 120.87%*			$337,693	$339,436	$318,838

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$543
Hermeus Corporation	Preferred Stock(2)	10/30/2024	8,381	44	43
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock	7/15/2022	6,747	58	92
Total Aerospace and Defense - 0.29%*				263	754

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock	5/10/2022	1,079	10	22
Total Application Software - 0.01%*				10	22

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	353
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	584
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	146
FlashParking, Inc.	Preferred Stock	6/26/2024	25,838	70	70
				520	800
Morty, Inc.	Preferred Stock	10/1/2021	70,164,447	66	—
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Tide Holdings Limited(1)(3)	Preferred Stock	11/13/2020	52,609	45	317
Uniphore Technologies, Inc.	Common Stock(2)	12/22/2021	10,000	10	29
Total Business Applications Software - 0.59%*				809	1,562

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	29
Alloy Technologies, Inc.	Preferred Stock	8/8/2024	30,561	24	21
				74	50
Cardless Inc.	Common Stock	11/18/2021	20,619	28	13
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	184
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	12
				125	196
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	42
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	97
Certamen Ventures Inc.	Preferred Stock	12/15/2023	538,703	205	232
				332	371
Elsker, Inc.	Preferred Stock(2)	9/1/2021	35,492	18	16
Muon Space, Inc.	Preferred Stock(2)	12/30/2024	22,750	28	28
Path Robotics, Inc.	Common Stock	12/17/2021	40,579	130	72
Path Robotics, Inc.	Preferred Stock	10/3/2024	20,252	38	38
				168	110
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	141,409	315	—
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	31,698	35	—
Phantom Auto Inc.	Preferred Stock(2)	7/12/2021	22,188	24	—
Phantom Auto Inc.	Preferred Stock(2)	2/9/2024	34,288	—	—
				374	—
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	70
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	26
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	9
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	11/15/2024	407	7	7
				41	42
Total Business Products and Services - 0.40%*				1,624	1,042

Business to Business Marketplace

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	76
Total Business to Business Marketplace - 0.03%*				156	76

Business/Productivity Software
Ao1 Holdings Inc.	Preferred Stock	12/13/2024	14,162	18	18
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	20
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	126,868	48	67
				62	87
Cresta Intelligence Inc.	Common Stock(2)	6/6/2024	4,967	4	11
FireHydrant, Inc.	Preferred Stock	5/23/2023	347,863	115	188
FireHydrant, Inc.	Preferred Stock	12/20/2024	94,416	51	51
				166	239
Highbeam, Inc.	Common Stock(2)	2/10/2023	40,380	2	31
Idelic Inc.	Preferred Stock	12/10/2021	30,551	46	5
Idelic Inc.	Preferred Stock(2)	11/15/2023	36,661	13	7
				59	12
Luxury Presence, Inc.	Preferred Stock	9/20/2023	14,696	76	47
Machinify, Inc.	Common Stock(2)	8/25/2023	27,040	36	36
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	40
Manufactured Networks, Inc.	Preferred Stock(2)	9/13/2023	73,666	25	20
Manufactured Networks, Inc.	Preferred Stock(2)	10/17/2024	8,823	2	2
				116	62
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	42
OnSiteIQ, Inc.	Common Stock	6/16/2023	102,864	14	46
OnSiteIQ, Inc.	Preferred Stock	11/27/2024	70,200	17	17
				31	63
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
Thoughtful Automation Inc.	Preferred Stock	6/18/2024	36,745	62	49
Virtual Facility, Inc.	Preferred Stock(2)	10/3/2023	54,775	16	16
Workmate Labs, Inc.	Common Stock(2)	11/20/2024	973	—	—
Total Business/Productivity Software - 0.27%*				655	717

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	6
Total Commercial Services - 0.00%*				6	6

Communications and Networking
Join Digital, Inc.	Common Stock	8/6/2024	47,770	74	74
Total Communications and Networking - 0.03%*				74	74

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware
Canvas Construction Inc.	Preferred Stock(2)	11/30/2021	92,940	79	—
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	41
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	26,386	92	61
Total Computer Hardware - 0.08%*				250	211

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	135	531
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	67
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	160
Activehours, Inc.	Preferred Stock(2)	4/19/2024	3,906	16	33
				247	791
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	109
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Consumer Finance - 0.35%*				345	930

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock	12/18/2023	49,020	311	479
Trueskin GmbH(1)(3)	Preferred Stock(2)	4/13/2022	20	9	9
Total Consumer Non-Durables - 0.19%*				354	505

Consumer Products and Services
Baby Generation, Inc.	Common Stock	1/26/2022	13,587	10	10
The Black Tux Holdings, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	460
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares	10/7/2022	192	9	—
Elektra Mobility Inc.	Preferred Stock(2)	5/6/2022	38,217	25	25
Elodie Games, Inc.	Preferred Stock(2)	9/16/2021	22,874	48	48
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ephemeral Solutions, Inc.	Common Stock(2)	2/2/2024	135,353	1	1
				13	1
Ever/Body, Inc.	Preferred Stock	9/7/2021	357,970	175	21
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	23
FitOn, Inc.	Common Stock(2)	2/29/2024	33,548	74	74
FitOn, Inc.	Common Stock(2)	6/26/2024	33,555	7	7
				81	81
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	18	23	—
Flink SE(1)(3)	Preferred Stock(2)	8/21/2024	—	—	—
				23	—
Foodology Inc.(1)(3)	Preferred Stock	3/25/2022	2,869	12	9
Headout Inc.	Common Stock	3/15/2024	8,991	58	20
Hydrow, Inc.	Common Stock	2/9/2021	74,157	70	—
Hydrow, Inc.	Preferred Stock	8/6/2021	455,798	35	—
Hydrow, Inc.	Preferred Stock	8/6/2021	284,835	25	—
Hydrow, Inc.	Preferred Stock	12/30/2024	3,911,781	16	16
				146	16
JOKR S.a.r.l.(1)(3)	Preferred Stock	5/10/2024	14,763	538	127
JOKR S.a.r.l.(1)(3)	Preferred Stock	5/10/2024	5,905	96	51
				634	178
Lower Holding Company	Preferred Stock	12/28/2022	36,608	47	26
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/6/2022	14,709	20	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	9/29/2023	14,709	26	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	15,000	—	—
Nakdcom One World AB(1)(3)	Preferred Stock(2)	12/28/2023	45,000	79	—
				125	—
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock	8/25/2023	31,796	118	75
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	28
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	8/27/2024	20,775	37	37
				67	65
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Roadsurfer GmbH(1)(3)	Preferred Stock(2)	4/23/2024	90	669	649
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	—
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	4
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Total Consumer Products and Services - 0.69%*				2,536	1,810

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	21
SiSense, Inc.	Success Fee(2)	12/28/2021	—	95	233
Total Database Software - 0.10%*				116	254

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	77
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	160
				411	237
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	135
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	199
Total E-Commerce - Clothing and Accessories - 0.22%*				826	571

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/6/2021	14,143	146	44
Forum Brands, LLC	Preferred Stock(2)	12/23/2021	12,964	188	41
Forum Brands, LLC	Preferred Stock(2)	10/11/2023	2,829	42	9
				376	94
Merama Inc.	Preferred Stock(2)	4/28/2021	71,728	589	412
Total E-Commerce - Personal Goods - 0.19%*				965	506

Educational Software
Panorama Education, Inc.	Preferred Stock(2)	7/30/2024	2,577	14	14
Total Educational Software - 0.01%*				14	14

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	79
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	29
				194	108
Haven Energy Inc.	Preferred Stock(2)	8/19/2024	52,486	53	38
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	2,042
Total Energy - 0.83%*				284	2,188

Entertainment Software
Encore Music Technologies, Inc.	Preferred Stock(2)	4/14/2022	15,280	15	—
Encore Music Technologies, Inc.	Preferred Stock(2)	5/16/2023	4,475	1	—
Encore Music Technologies, Inc.	Common Stock(2)	5/31/2024	79,668	1	1
				17	1
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	38
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2024	53,335	33	54
				93	92
Total Entertainment Software - 0.04%*				110	93

Environmental Services
Earth Funeral Group, Inc.	Preferred Stock	3/1/2024	143,196	63	63
Total Environmental Services - 0.02%*				63	63

Financial Software
Ocrolus Inc.	Common Stock	8/14/2024	70,132	58	58
Parker Group Inc.	Common Stock	4/6/2022	5,334	17	9
Parker Group Inc.	Common Stock	8/14/2024	2,491	5	5
				22	14
Wisetack, Inc.(1)	Common Stock	12/21/2022	23,086	84	36
Zolve Innovations Inc.	Preferred Stock(2)	7/28/2022	3,172	9	9
Total Financial Software - 0.04%*				173	117

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	4
Total General Media and Content - 0.00%*				5	4

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock(2)	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock	6/16/2023	11,186	51	1,023
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	511
OpenLoop Health, Inc.	Preferred Stock	11/20/2023	16,779	89	1,534
OpenLoop Health, Inc.	Preferred Stock	9/30/2024	43,625	315	3,989
				480	7,057
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	184,258	79	79
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	36
Wispr AI, Inc.(11)	Common Stock(2)	5/31/2022	—	—	—
Total Healthcare Services - 2.80%*				610	7,389

Healthcare Technology Systems
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	7
K Health, Inc.	Common Stock	7/14/2023	61,224	187	263
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56	228	—
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.18%*				827	465

Household Products
Grove Collaborative, Inc.	Common Stock(2)	5/27/2020	33,038	72	—
Total Household Products - 0.00%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	336
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	633
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	13
				109	646
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.38%*				307	1,013

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	53,879	38	22
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.06%*				192	157

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/19/2024	30,757	250	250
Total Information Technology - 0.09%*				250	250

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/27/2020	2,775	90	93
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	104
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	9/29/2023	1,951	84	83
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	4/5/2024	4,476	84	265
Total Infrastructure - 0.21%*				323	545

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	26
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock(2)	8/26/2021	32,620	34	41
Total Life and Health Insurance - 0.07%*				120	174

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock	2/28/2023	175,000	44	2
Total Medical Software and Information Services - 0.00%*				92	2

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	84
Hover Inc.	Preferred Stock	9/10/2024	9,182	18	17
Total Multimedia and Design Software - 0.04%*				95	101

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock	6/26/2023	39,890	31	34
Skyflow Inc.	Preferred Stock	9/27/2024	15,956	25	13
				56	47
Total Network Management Software - 0.09%*				236	227

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock(2)	5/16/2023	35,857	361	750
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	2,235	8	6
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	121
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	95
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	9
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	19
Relay Commerce, Inc.	Preferred Stock(2)	4/4/2024	36,200	26	26
				97	149
Total Other Financial Services - 0.39%*				639	1,026

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Divvy Homes Inc.	Preferred Stock(2)	10/27/2020	128,289	470	—
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	3,988	8	7
Homeward, Inc.	Preferred Stock	12/10/2021	38,302	148	3
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/27/2020	26,362	83	107
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/25/2022	3,279	1	11
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	6/29/2023	34,977	11	120
				95	238
Side, Inc.	Preferred Stock(2)	7/29/2020	71,501	57	265
True Footage, Inc.	Preferred Stock	11/24/2021	88,762	122	100
Total Real Estate Services - 0.25%*				954	667

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	—
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	—
				60	—
Total Social/Platform Software - 0.01%*				103	25

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	62,115	132	173
Appex Group, Inc.	Preferred Stock(2)	4/14/2022	11,004	36	36
				168	209
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	45

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Software Development Applications - 0.10%*				233	254

Total Warrant Investments - 9.14%*				$14,846	$24,111

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Aerospace and Defense
Hermeus Corporation	Preferred Stock(2)	10/30/2024	17,958	300	299
Total Aerospace and Defense - 0.11%*				300	299

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	7/18/2024	8,387	500	500
Total Application Software - 0.19%*				500	500

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	$70	$62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	195
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	270
Tide Holdings Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	599
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.46%*				1,101	1,208

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	136
Cresta Intelligence Inc.	Preferred Stock(2)	9/30/2024	55,441	250	250
Elsker, Inc.	Preferred Stock(2)	7/5/2022	44,444	55	55
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	6
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	60
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	24
				595	90
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	3/28/2024	31,818	611	587
Quick Commerce Ltd.(1)(3)	Ordinary Shares(2)	3/28/2024	112,770,108	26	82
				637	669
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
Total Business Products and Services - 0.55%*				1,987	1,444

Business/Productivity Software
AI2 Incorporated	Preferred Stock(2)	1/3/2024	280,424	830	830
Ao1 Holdings Inc.	Preferred Stock(2)	12/13/2024	16,573	50	50
Total Business/Productivity Software - 0.33%*				880	880

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	179
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	130
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	319
Total Business to Business Marketplace - 0.24%*				950	628

Computer Hardware
Quantum Circuits, Inc.	Preferred Stock(2)	4/17/2024	17,612	50	50
Total Computer Hardware - 0.02%				50	50

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	191
Total Consumer Finance - 0.07%*				100	191

Consumer Products and Services
Divvy Homes Inc.	Preferred Stock(2)	7/28/2021	4,965	95	13
Divvy Homes Inc.	Common Stock(2)	7/28/2021	261	5	1
				100	14
Ever/Body, Inc.	Preferred Stock(2)	4/5/2022	195,574	350	88
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	52
GrubMarket, Inc.	Common Stock(2)	8/2/2024	—	4,178	4,178
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	610,584	166	5

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	327,630	165	4
				331	9
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	12/7/2021	5,688	375	202
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	11/3/2022	1,575	75	57
				450	259
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	219
TMRW Sports, Inc.	Preferred Stock(2)	11/9/2023	40,174	500	500
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 2.14%*				6,471	5,651

Database Software
ON-0731 Fund II LP(1)	Limited Partnership Interest(2)	8/29/2024	—	250	250
Total Database Software - 0.09%*				250	250

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/16/2021	493	90	25
Merama Inc.	Preferred Stock(2)	4/30/2021	5,433	31	51
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	57
Merama Inc.	Preferred Stock(2)	9/13/2021	3,862	62	53
				106	161
Total E-Commerce - Personal Goods - 0.07%*				196	186

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.11%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	105
Haven Energy Inc.	Preferred Stock(2)	10/9/2024	37,489	77	77
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	699	1,604
Total Energy - 0.68%*				943	1,786

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	143
Total Financial Services - 0.05%*				150	143

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	323
Total Healthcare Services - 0.19%*				720	511

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.06%*				150	150

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/9/2024	30,757	500	500
Total Information Technology - 0.19%*				500	500

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	131
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	101
Total Infrastructure - 0.09%*				161	232

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.03%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	65
Total Multimedia and Design Software - 0.02%*				58	65

Network Management Software
Skyflow Inc.	Preferred Stock(2)	1/22/2024	19,945	62	62
Skyflow Inc.	Preferred Stock(2)	9/27/2024	143,604	450	450
Total Network Management Software - 0.19%*				512	512

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	7
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	769
Total Other Financial Services - 0.29%*				698	776

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	190
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	68
Total Real Estate Services - 0.11%*				592	301

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	151
Total Software Development Applications - 0.06%*				250	151

Total Equity Investments - 6.34%*				$18,028	$16,948

Total Investments in Portfolio Companies - 136.44%*(4)				$372,310	$359,897

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM	$40,829	$40,829
Total Cash Equivalents - 15.48%*			$40,829	$40,829

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Loss
British Pound Sterling (GBP)	1/27/2025	Zions Bancorporation, N.A.	£6,000	Sold	$3,260	$273
Euro (EUR)	1/27/2025	Zions Bancorporation, N.A.	€3,000	Sold	$7,779	$150
Total Foreign Currency Forward Contracts - 0.16%*					$11,039	$423
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
•For each debt investment tied to the Prime rate (“Prime”) as of December 31, 2025 and December 31, 2024, Prime was 6.75% and 7.50%, respectively. As of December 31, 2025, approximately 80.1%, or $263.6 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors at or above 3.25%. As of December 31, 2024, approximately 82.5%, or $278.4 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.
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
December 31, 2025
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
On December 10, 2025, the Company’s Board of Directors unanimously approved the extension of the term of the Company to December 19, 2026 from December 19, 2025, with an additional one-year extension to December 19, 2027 available.
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
Investment Classification
The accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliate Investments” that are not otherwise “Control Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025 and December 31, 2024, the Company had no “Control Investments” or “Affiliate Investments.”
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
Non-accrual Loans
A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are probable to remain current. As of December 31, 2025, the Company had investments in ten portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $32.2 million and $12.6 million, respectively. As of December 31, 2024, the Company had investments in ten portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $28.4 million and $16.5 million, respectively.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The adoption of these rules did not have a material impact on the consolidated financial statements.
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
Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. The investment income component of the incentive fee will be subject to a total return requirement, which will provide that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters (the “Trailing Twelve Quarters”) exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the Trailing Twelve Quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the Trailing Twelve Quarters. However, following the occurrence (if any) of an IPO, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the 11 preceding calendar quarters (or if shorter, the number of quarters that have occurred since the IPO).
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrual are included in the Company’s consolidated financial statements and summarized in the following table:

	For the Year Ended December 31,
Base Management and Incentive Fees (in thousands)	2025	2024	2023
Base management fee	$6,207	$6,207	$5,560
Income incentive fee	$—	$—	$—
Capital gains incentive fee	$—	$—	$—
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
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $2.2 million, $2.2 million and $2.0 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of December 31, 2025 and December 31, 2024. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	December 31, 2025
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$302,379	$302,379
Warrant investments	—	—	30,287	30,287
Equity investments	—	—	26,734	26,734
Total portfolio company investments	$—	$—	$359,400	$359,400
Derivative instruments(1)	—	(40)	—	(40)
Total investments, including derivative instruments	$—	$(40)	$359,400	$359,360

Investment Type (in thousands)	December 31, 2024
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$318,838	$318,838
Warrant investments	—	—	24,111	24,111
Equity investments	—	—	16,948	16,948
Total portfolio company investments	$—	$—	$359,897	$359,897
Derivative instruments(1)	—	423	—	423
Total investments, including derivative instruments	$—	$423	$359,897	$360,320
___________
(1)Derivative instruments are carried at fair value and a level 2 security within the Company’s fair value hierarchy.
The following tables show information about Level 3 portfolio company investments measured at fair value for the years ended December 31, 2025 and December 31, 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2025
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2024	$318,838	$24,111	$16,948	$359,897
Funding and purchases of investments, at cost	149,132	3,773	2,835	155,740
Principal payments and sale proceeds received from investments	(143,736)	(1,852)	(152)	(145,740)
Amortization and accretion of premiums and discounts, net and end-of term payments	5,475	—	—	5,475
Net realized losses on investments	(25,121)	(124)	(353)	(25,598)
Net change in unrealized gains/(losses) included in earnings	(5,903)	5,013	5,206	4,316
Payment-in-kind coupon	5,310	—	—	5,310
Transfers between investments	(1,616)	(634)	2,250	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of December 31, 2025	$302,379	$30,287	$26,734	$359,400

Net change in unrealized gains/(losses) on Level 3 investments held as of December 31, 2025	$(14,755)	$3,700	$4,668	$(6,387)
___________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the year ended December 31, 2025.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2024
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2023	$375,025	$16,915	$8,255	$400,195
Funding and purchases of investments, at cost	125,804	2,855	3,819	132,478
Principal payments and sale proceeds received from investments	(157,579)	(1,135)	—	(158,714)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,160	—	—	3,160
Net realized losses on investments	(14,231)	(268)	(50)	(14,549)
Net change in unrealized losses included in earnings	(12,052)	5,770	109	(6,173)
Payment-in-kind coupon	3,499	—	—	3,499
Transfers between investments	(4,788)	(26)	4,815	1
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of December 31, 2024	$318,838	$24,111	$16,948	$359,897

Net change in unrealized losses on Level 3 investments held as of December 31, 2024	$(14,449)	$5,409	$109	$(8,931)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the year ended December 31, 2024.

Realized gains and losses are included in “net realized losses on investments” in the consolidated statements of operations.
For the years ended December 31, 2025 and 2024, the Company recognized net realized losses of $24.6 million and $14.8 million, respectively.

Unrealized gains and losses are included in “net change in unrealized gains/(losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains/(losses) during the years ended December 31, 2025 and 2024 was $3.9 million and $(5.3) million, respectively.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of December 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$285,046	Discounted Cash Flows	Discount Rate	6.17% - 51.14%	16.02%
	17,333	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	—% - 100.00%	71.22%
Warrant investments	30,287	Black Scholes Option Pricing Model	Revenue Multiples	0.45x - 56.90x	5.27x
			Volatility	35.00% - 85.00%	65.49%
			Term	0.50 - 5.00 Years	3.42 years
			Risk Free Rate	0.17% - 4.87%	3.25%
Equity investments	26,734	Black Scholes Option Pricing Model	Volatility	40.00% - 85.00%	57.88%
			Term	1.75 - 4.5 Years	3.04 years
			Risk Free Rate	0.46% - 4.86%	3.41%
			Revenue Multiples	0.55x - 11.00x	2.24x
			EBITDA Multiples	10.50x - 11.50x	11.00x
Total portfolio company investments	$359,400

Level 3 Investments (dollars in thousands)	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$311,488	Discounted Cash Flows	Discount Rate	10.12% - 37.73%	18.04%
	7,350	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	25.00% - 100.00%	78.37%
Warrant investments	24,111	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	3.80x
			Volatility	35.00% - 90.00%	65.44%
			Term	0.50 - 5.50 Years	3.40 years
			Risk Free Rate	0.17% - 4.87%	3.64%
Equity investments	16,948	Black Scholes Option Pricing Model	Volatility	50.00% - 90.00%	56.78%
			Term	1.75 - 4.00 Years	3.08 years
			Risk Free Rate	0.46% - 4.86%	3.35%
			Revenue Multiples	0.70x - 11.00x	2.34x
Total portfolio company investments	$359,897
    Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The notional amounts as of December 31, 2025 and December 31, 2024, as shown in the Consolidated Schedule of Investments, are representative of the average volume throughout the year ended December 31, 2025 and the year ended December 31, 2024. The following table shows a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of December 31, 2025 and December 31, 2024:

		Fair Value as of
Derivative Instrument	Statement Location	December 31, 2025	December 31, 2024
Foreign currency forward contracts	Prepaid expenses and other assets	$—	$423
Foreign currency forward contracts	Other accrued expenses and liabilities	$(40)	—
Total		$(40)	$423
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the years ended December 31, 2025, 2024 and 2023 are in the following locations in the Consolidated Statements of Operations:

		For the Year Ended December 31,
Derivative Instrument	Statement Location	2025	2024	2023
Foreign currency forward contracts	Net realized gains (losses) on investments	$(403)	$(573)	$226
Foreign currency forward contracts	Net change in unrealized gains (losses) on investments	(463)	854	(430)
Total		$(866)	$281	$(204)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$(40)	$—	$—	$—	$(40)
Total	$(40)	$—	$—	$—	$(40)

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$423	$—	$—	$—	$423
Total	$423	$—	$—	$—	$423
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of December 31, 2025 and December 31, 2024:

Liability (in thousands)	December 31, 2025			December 31, 2024
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$75,000	66,000	$9,000	$250,000	$88,000	$162,000
2027 Notes	75,000	75,000	—	75,000	75,000	—
Total	$150,000	$141,000	$9,000	$325,000	$163,000	$162,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

	For the Year Ended December 31,
Interest Expense and Amortization of Fees (in thousands)	2025	2024	2023
Revolving Credit Facility
Interest cost	$6,375	$9,895	$9,759
Unused fee	405	848	264
Amortization of costs and other fees	1,265	999	918
Revolving Credit Facility Total	$8,045	$11,742	$10,941

2027 Notes
Interest cost	$4,395	$4,395	$4,395
Amortization of costs and other fees	197	185	173
2027 Notes Total	$4,592	$4,580	$4,568

Total interest expense and amortization of fees	$12,637	$16,322	$15,509
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (as amended, the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. As of December 31, 2025, commitments available totaled $75.0 million from one lender, DBNY, subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $125.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of DBNY, as the sole lender. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
As of December 31, 2025, the revolving period under the Credit Facility is scheduled to expire on July 15, 2027, subject to an extension with the consent of the lenders and early termination if an event of default occurs or other adverse events, specified in the Receivables Financing Agreement, occur. As of December 31, 2025, the scheduled maturity date for the Credit Facility is January 15, 2029, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. As of December 31, 2025, advances under the Credit Facility accrued interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50%, and were subject to certain minimum principal utilization amounts during the revolving period. As of December 31, 2025, the applicable margin equaled 3.05% during the revolving period, with an increase to 4.05% during the amortization period.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants under the Credit Facility.

As of December 31, 2025 and December 31, 2024, the Company had outstanding borrowings under the Credit Facility of $66.0 million and $88.0 million, respectively, excluding deferred credit facility costs of $1.4 million and $2.0 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the year ended December 31, 2025, the Company had average outstanding borrowings under the Credit Facility of $61.6 million at a weighted average interest rate of 7.3%. During the year ended December 31, 2024, the Company had average outstanding borrowings under the Credit Facility of $83.3 million at a weighted average interest rate of 8.4%. As of December 31, 2025 and December 31, 2024, $219.2 million and $260.8 million of the Company’s assets were pledged for borrowings under the Credit Facility, respectively.
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
As of December 31, 2025 and December 31, 2024, the Company was in compliance with all of the covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.3 million of deferred issuance cost as of December 31, 2025, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of December 31, 2025 and December 31, 2024, the fair value of the 2027 Notes was $74.9 million and $72.3 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of December 31, 2025 and December 31, 2024:

Liability (in thousands)	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$66,000	$66,000	$—	$—	$88,000	$88,000
2027 Notes	—	—	74,881	74,881	—	—	72,277	72,277
Total	$—	$—	$140,881	$140,881	$—	$—	$160,277	$160,277
Note 7. Commitments and Contingencies
Commitments
As of December 31, 2025, the Company’s unfunded commitments totaled $119.4 million to 33 portfolio companies, of which $13.2 million was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them. As of December 31, 2024, the Company’s unfunded commitments totaled $67.1 million to 22 portfolio companies, of which $0 was dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Observe, Inc.	$8,000	$162	$—	$—
All Inspire Health, Inc.	7,000	197	—	—
Eightfold AI, Inc.	7,000	18	—	—
Incode Technologies, Inc.	7,000	126	—	—
ThoughtSpot, Inc.	7,000	119	—	—
Equafin Corp.	6,123	32	—	—
Minted, Inc.	5,714	—	—	—
Etched.ai, Inc.	5,500	—	10,000	350
Artisan AI, Inc.	5,000	46	—	—
Bidgely Inc.	5,000	18	—	—
Rudderstack, Inc	5,000	24	—	—
Union Systems Inc.	5,000	138	—	—
Waymark, Inc.	5,000	28	—	—
Signal Advisors USA, Inc.	4,833	—	—	—
Deep Sentinel Corp.	4,500	—	—	—
Pair Team, PBC	3,600	8	—	—
Simpplr Inc.	3,500	57	—	—
Bitonic Technology Labs, Inc.	3,250	12	—	—
Contoro Inc.	3,000	47	—	—
Earth Services, Inc.	3,000	67	—	—
Total Expert, Inc.	2,500	39	—	—
Muon Space, Inc.	2,131	45	5,000	78
Lightbeam.ai, Inc.	2,000	—	—	—
Lively, Inc.	1,750	34	—	—
Hover Inc.	1,500	34	1,000	14
Radar Labs, Inc.	1,500	22	—	—
Ao1 Holdings, Inc.	1,200	18	2,280	34
Hydrow Inc.	842	—	324	—
Worldwide Freight Logistics Ltd.	753	4	351	4
Planhub Holdings, LLC	438	—	—	—
Panorama Education, Inc.	300	—	2,140	2
Flashparking, Inc.	250	1	250	1
Join Digital, Inc.	175	—	2,100	41
Activehours, Inc.	—	—	10,000	41
Cresta Intelligence, Inc.	—	—	5,000	16
Encore Music Technologies, Inc.	—	—	—	2
Ephemeral Solutions, Inc.	—	—	—	1
Haven Energy Inc.	—	—	2,700	67
Hermeus Corporation	—	—	3,212	36
Karat Financial Technologies, Inc.	—	—	6,719	84
Luxury Presence, Inc.	—	—	5,500	47
Mirelo AI GmbH	—	—	862	17
Ocrolus Inc.	—	—	1,714	22
Overtime Sports, Inc.	—	—	1,143	8
Planet A Foods GmbH	—	—	1,198	24
Quantum Circuits, Inc.	—	—	1,000	10
Thoughtful Automation, Inc.	—	—	4,061	39
Workmate Labs, Inc.	—	—	500	2
Total	$119,359	$1,296	$67,054	$940
_______________

(1)As of December 31, 2025, the Company had a $2.3 million backlog of future commitments. As of December 31, 2024, there was no backlog of future commitments. Refer to the “Backlog of Potential Future Commitments” below.
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
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
Commitments Activity (in thousands)	2025	2024	2023
Unfunded commitments at beginning of period(1)	$67,054	$72,193	$142,102
New commitments(1)	246,945	158,640	126,743
Fundings	(145,835)	(129,147)	(93,385)
Expirations / Terminations	(46,723)	(34,831)	(103,414)
Foreign currency adjustments	176	199	147
Unfunded commitments and backlog of potential future commitments at end of period	$121,617	$67,054	$72,193
Backlog of potential future commitments	2,258	—	—
Unfunded commitments at end of period	$119,359	$67,054	$72,193
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of December 31, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	December 31, 2025	December 31, 2024
Dependent on milestones	$13,175	$—
Expiring during:
2025	$—	$55,989
2026	84,075	11,065
2027	24,952	—
2028	$10,332	$—
Unfunded commitments	$119,359	$67,054
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of December 31, 2025, the Company had a $2.3 million backlog of future commitments. As of December 31, 2024, there was no backlog of future commitments.
Note 8. Financial Highlights
The following table shows the financial highlights for the years ended December 31, 2025, 2024, 2023, 2022 and 2021:

	For the Year Ended December 31,
Financial Highlights (in thousands, except share and per share data)	2025	2024	2023	2022	2021
Per Share Data(1)
Net asset value at beginning of period	$11.11	$12.24	$14.00	$15.67	$15.08
Changes in net asset value due to:
Net investment income	1.11	1.52	2.24	2.12	1.29
Net realized gains/(losses) on investments	(1.04)	(0.63)	(2.13)	(1.57)	0.07
Net change in unrealized gains/(losses) on investments	0.17	(0.22)	0.03	(0.59)	0.54

	For the Year Ended December 31,
Financial Highlights (in thousands, except share and per share data)	2025	2024	2023	2022	2021
Preferred stock distributions from distributable earnings	—	—	—	—	(0.01)
Common stock distributions from distributable earnings	(0.91)	(1.80)	(1.90)	(1.63)	(1.30)
Net asset value at end of period	$10.44	$11.11	$12.24	$14.00	$15.67

Net investment income per common share	$1.11	$1.52	$2.24	$2.12	$1.29
Net increase (decrease) in net assets resulting from operations per common share	$0.24	$0.67	$0.11	$(0.16)	$1.92
Weighted average shares of common stock outstanding for period	23,689,363	23,689,363	20,473,778	17,837,694	8,756,340
Shares of common stock outstanding at end of period	23,689,363	23,689,363	23,689,363	20,297,200	13,991,836

Ratios / Supplemental Data(2)
Net asset value at end of period	$247,794	$263,782	$290,542	$284,635	$219,762
Average net asset value	$252,683	$285,313	$282,454	$283,572	$136,991
Total return based on net asset value per share(3)	2.2%	5.5%	1.0%	(0.3)%	12.5%
Net investment income to average net asset value(4)	10.4%	12.6%	16.3%	13.4%	8.3%
Net increase (decrease) in net assets to average net asset value(4)	2.2%	5.6%	0.8%	(1.0)%	12.3%
Ratio of expenses to average net asset value(4)	9.6%	9.6%	9.4%	8.4%	11.0%
Operating expenses excluding incentive fees to average net asset value(4)	9.6%	9.6%	9.4%	6.7%	8.3%
Income incentive fees to average net asset value(4)	—%	—%	—%	2.1%	1.7%
Capital gains incentive fees to average net asset value(4)	—%	—%	—%	(0.5)%	1.0%
_____________
(1)All per share activity is calculated based on the weighted average common shares outstanding for the relevant period, except net increase (decrease) in net assets from operations, which is based on the common shares outstanding as of the relevant balance sheet date.
(2)NAV used in ratios represents NAV to common shareholders and excludes preferred shareholders’ equity.
(3)Total return based on NAV is the change in ending NAV per common share plus distributions per common share paid during the period by the beginning NAV per common share. Total return does not reflect sales charges that may be incurred by shareholders.
(4)Percentage is presented on an annualized basis.
The following table shows the weighted average portfolio yield on debt investments for the years ended December 31, 2025, 2024, 2023, 2022 and 2021:

	For the Year Ended December 31,
Ratios (Percentages, on an annualized basis)(1)	2025	2024	2023	2022	2021
Weighted average portfolio yield on debt investments(2)	15.0%	16.7%	15.4%	16.0%	15.2%
Coupon income	10.6%	12.5%	11.6%	10.9%	10.4%
Accretion of discount	1.2%	1.2%	1.1%	1.2%	1.1%
Accretion of end-of-term payments	1.6%	1.8%	1.7%	2.0%	2.6%
Impact of prepayments during the period	1.6%	1.2%	1.0%	1.9%	1.1%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
Basic and Diluted Information (in thousands, except share and per share data)	2025	2024	2023
Net investment income	$26,361	$36,088	$45,974
Net increase (decrease) in net assets resulting from operations	$5,632	$15,944	$2,234
Weighted average shares of common stock outstanding	23,689,363	23,689,363	20,473,778
Net investment income per share of common stock	$1.11	$1.52	$2.24
Net increase (decrease) in net assets resulting from operations per share of common stock	$0.24	$0.67	$0.11
Note 10.    Equity
For each of the years ended December 31, 2025 and 2024, the Company did not issue any shares of common stock through the Company’s private placement offerings. The Company had 23,689,363 shares of common stock outstanding as of each of December 31, 2025 and 2024. As of December 31, 2025, the Company had received capital commitments totaling $386.8 million, of which $354.7 million had been funded, with the Company’s stockholders released from funding obligations for any remaining undrawn capital commitments effective upon the expiration of the Company’s investment period in December 2023, subject to limited exceptions set forth in the stockholders’ Subscription Agreements with the Company.
For the year ended December 31, 2023, the Company issued 3,392,163 shares of common stock at a weighted average price of $12.47 per share through its private placement offerings resulting in gross proceeds to the Company of $42.3 million. The Company had 23,689,363 shares of common stock outstanding as of December 31, 2023.
On May 27, 2020, the Company sold 525 shares of the Company’s Series A preferred stock at a price of $1,000 per share, resulting in gross proceeds to the Company of $525,000. The Company’s Series A preferred stock is senior to all other classes and series of common stock and will rank on parity with any other class or series of preferred stock, whether such class or series is created in the future. The Company’s Series A preferred stock is subject to redemption at any time by notice of such redemption on a date selected by the Company. Shares of preferred stock are entitled to a liquidation preference of $1,000.00 per share (the “Liquidation Value”), plus any accrued but unpaid dividends and any applicable redemption premium. Dividends on each share of Series A preferred stock are payable semiannually on June 30 and December 31 of each year and accrue at a rate of 12.0% per annum on the Liquidation Value thereof plus all accumulated and unpaid dividends thereon. Holders of the shares of Series A preferred stock will not participate in any appreciation in the value of the Company. The Company had 525 shares of preferred stock outstanding as of each of December 31, 2025, December 31, 2024 and December 31, 2023.
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
For the tax years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company was subject to a 4% U.S. federal excise tax, and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with U.S. income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $0.7 million, $0.3 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to December 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
April 25, 2024	April 29, 2024	May 17, 2024	0.47
August 1, 2024	August 5, 2024	August 23, 2024	0.41
October 31, 2024	November 1, 2024	November 15, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.10	(2)
May 15, 2025	May 16, 2025	May 23, 2025	0.35
July 30, 2025	August 1, 2025	August 22, 2025	0.28
November 11, 2025	November 13, 2025	November 26, 2025	0.28
December 22, 2025	January 2, 2026	January 16, 2026	0.28	(3)
		Total cash distributions	$8.41
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
(3)This distribution did not reduce the Company’s net asset value as of December 31, 2025.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the years ended December 31, 2025, December 31, 2024 or December 31, 2023. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
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
Because U.S. federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Also, recent tax legislation requires that certain income be recognized for tax purposes no later than when recognized for financial reporting purposes.
It is the Company’s intention to distribute 100% of its annual taxable income to its shareholders and thus, no provision for income tax has been recorded in the Company’s consolidated statement of operations for the years ended December 31, 2025, December 31, 2024 or December 31, 2023.
In addition, for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to non-deductible excise taxes and organizational costs that were reclassified between the following components of net assets:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Paid-in capital in excess of par value	$(723)	$(271)	$(600)
Undistributed net investment income	$723	$271	$600
For income tax purposes, distributions paid to common shareholders are reported as ordinary income, return of capital, long term capital gains, or a combination thereof. During the year ended December 31, 2025, the Company distributed $21.6 million through three regular quarterly distributions to common shareholders. During the year ended December 31, 2024, the Company distributed $42.6 million through four regular quarterly distributions and one special dividend to common shareholders. During the year ended December 31, 2023, the Company distributed $38.6 million through four regular quarterly distributions and one special dividend to common shareholders. The tax character of distributions paid for the year ended December 31, 2025 was $21.6 million from ordinary income. The tax character of distributions paid for the year ended December 31, 2024 was $42.6 million from ordinary income. The tax character of distributions paid for the year ended December 31, 2023 was $38.6 million from ordinary income. The Company expects to distribute $16.9 million of undistributed taxable income in 2026 to meet its intention of distributing all of its taxable income earned in the calendar year 2025. The tax cost of investments were $369.6 million and $372.8 million as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 the Company had $110.2 million of capital loss carryforwards available to offset future realized capital gains.
As of December 31, 2025, 2024 and 2023, the components of distributable earnings on a tax basis are as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Undistributed ordinary income	$16,874	$9,208	$15,420
Undistributed capital gain/(loss) carryforward	(110,177)	(84,541)	(70,069)
Unrealized gains (losses)	(10,183)	(12,888)	(7,083)
Total	$(103,486)	$(88,221)	$(61,732)
As of December 31, 2025 and December 31, 2024, the Company had $0.7 million and $0.3 million of accrued but unpaid U.S. federal excise tax, respectively.
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
Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2021 to 2024 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The Company may remain subject to examination by the state taxing authorities for an additional year depending on the jurisdiction.
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

Note 14. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2025.

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
Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2025 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
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
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

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

10.7	Form of Receivables Sale and Contribution Agreement, dated as of July 15, 2020, between TriplePoint Private Venture Credit Inc., as seller, and TPVC Funding Company LLC, as purchaser(12)

10.8	Form of Pledge Agreement, dated as of July 15, 2020, by TriplePoint Private Venture Credit Inc. and TPVC Funding Company LLC in favor of Deutsche Bank AG, New York Branch, as facility agent(13)

10.9	Form of Omnibus Amendment to the Transaction Documents, dated as of June 7, 2022(14)

10.10	Master Note Purchase Agreement, dated as of April 6, 2022, by and among the TriplePoint Private Venture Credit Inc. and the Purchasers party thereto(15)

10.11	Form of Custody Agreement, dated as of January 30, 2023, between TriplePoint Private Venture Credit Inc. and KeyBank National Association(16)

10.12	Confirmation Agreement, dated as of March 22, 2023, to the Master Note Purchase Agreement dated April 6, 2022(17)

10.13	Third Amendment to Receivables Financing Agreement, dated as of May 31, 2023(18)

10.14	Fourth Amendment to Receivables Financing Agreement, dated as of July 2, 2025(19)

10.15	Custody Agreement, dated as of August 11, 2025, by and between TriplePoint Private Venture Credit Inc. and Computershare Trust Company, N.A.(20)

10.16	Custodial Agreement, dated as of August 11, 2025, by and between TriplePoint Private Venture Credit Inc. and Computershare Trust Company, N.A.(21)

19.1	Insider Trading Policies and Procedures(22)

21.1	List of Subsidiaries(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(**)

99.1	Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Stockholder(s)(23)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(15)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on April 6, 2022.
(16)Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 814-01327) filed on March 8, 2023.
(17)Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01327) filed on May 4, 2023.
(18)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on June 2, 2023.
(19)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01327) filed on July 9, 2025.
(20)Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01327) filed on August 12, 2025.
(21)Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01327) filed on August 12, 2025.
(22)Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-01327) filed on March 11, 2025.
(23)Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-01327) filed on March 8, 2022.
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

TriplePoint Private Venture Credit Inc.
Date: March 10, 2026	By:	/s/ JAMES P. LABE
James P. Labe
Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	James P. Labe		March 10, 2026

By:	/s/ MIKE L. WILHELMS	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)
	Mike L. Wilhelms		March 10, 2026

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President and Director
	Sajal K. Srivastava		March 10, 2026

By:	/s/ GILBERT E. AHYE	Director
	Gilbert E. Ahye		March 10, 2026

By:	/s/ STEPHEN A. CASSANI	Director
	Stephen A. Cassani		March 10, 2026

By:	/s/ CYNTHIA M. FORNELLI	Director
	Cynthia M. Fornelli		March 10, 2026