Form 10-Q
period 2026-06-30
TriplePoint Private Venture Credit Inc.
filed 2026-08-14
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of August 14, 2026, the registrant had 23,689,363 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments at fair value (amortized cost of $373,901 and $367,496, respectively)	$379,511	$359,400
Cash and cash equivalents	7,521	17,859
Restricted cash	100	17,438
Interest receivable	2,048	240
Deferred credit facility costs	1,145	1,374
Prepaid expenses and other assets	2,351	760
Unrealized gains on foreign currency forward contracts	40	—
Total assets	$392,716	$397,071

Liabilities
Revolving Credit Facility	$58,000	$66,000
2027 Notes, net of deferred offering costs of $164 and $267, respectively	74,836	74,733
Base management fee payable	1,514	1,565
Income incentive fee payable	719	—
Other accrued expenses and liabilities	3,826	6,939
Unrealized losses on foreign currency forward contracts	—	40
Total liabilities	$138,895	$149,277
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	237	237
Paid-in capital in excess of par value	351,043	351,043
Total distributable loss	(97,459)	(103,486)
Total net assets	$253,821	$247,794
Total liabilities and net assets	$392,716	$397,071

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	23,689,363	23,689,363
Net asset value per common share	$10.69	$10.44

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
Interest income from investments	$10,016	$10,710	$20,795	$21,716
Payment-in-kind interest income	969	2,235	1,945	3,055
Other income
Expirations/terminations of unfunded commitments	109	415	528	507
Other fees	141	167	277	208
Total investment and other income	11,235	13,527	23,545	25,486

Operating expenses
Base management fee	1,548	1,548	3,078	3,078
Income incentive fee	719	—	719	—
Interest expense and amortization of fees	2,241	4,151	4,453	8,272
Administration agreement expenses	562	569	1,143	1,120
General and administrative expenses	521	518	1,047	1,045
Total operating expenses	5,591	6,786	10,440	13,515

Net investment income, before taxes	5,644	6,741	13,105	11,971
Excise tax expense	150	—	250	23
Net investment income, after taxes	5,494	6,741	12,855	11,948

Net realized and unrealized gains/(losses)
Net realized gains/(losses) on investments	(7,499)	(12,504)	(7,251)	(16,101)
Net realized gains/(losses) on foreign currency forward contracts	23	(732)	(62)	(255)
Net change in unrealized gains/(losses) on investments	2,818	9,490	13,704	(797)
Net change in unrealized gains/(losses) on foreign currency forward contracts	(27)	22	79	(750)
Net realized and unrealized gain/(losses)	(4,685)	(3,724)	6,470	(17,903)

Net increase (decrease) in net assets resulting from operations	$809	$3,017	$19,325	$(5,955)

Net increase (decrease) in net assets resulting from operations per common share	$0.03	$0.13	$0.81	$(0.25)
Weighted average shares of common stock outstanding	23,689,363	23,689,363	23,689,363	23,689,363

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

				Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
Common stock		Preferred stock
Shares	Par value	Shares	Par value

Balance at March 31, 2025	23,689,363	$237	525	$—	$351,766	$(97,210)	$254,793
Common stock distributions from distributable earnings	—	—	—	—	—	(8,291)	(8,291)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	3,017	3,017
Balance at June 30, 2025	23,689,363	$237	525	$—	$351,766	$(102,499)	$249,504

Balance at December 31, 2024	23,689,363	$237	525	$—	$351,766	$(88,221)	$263,782
Common stock distributions from distributable earnings	—	—	—	—	—	(8,291)	(8,291)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(32)	(32)
Net decrease in net assets resulting from operations	—	—	—	—	—	(5,955)	(5,955)
Balance at June 30, 2025	23,689,363	$237	525	$—	$351,766	$(102,499)	$249,504

Balance at March 31, 2026	23,689,363	$237	525	$—	$351,043	$(91,619)	$259,661
Common stock distributions from distributable earnings	—	—	—	—	—	(6,633)	(6,633)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(16)	(16)
Net increase in net assets resulting from operations	—	—	—	—	—	809	809
Balance at June 30, 2026	23,689,363	$237	525	$—	$351,043	$(97,459)	$253,821

Balance at December 31, 2025	23,689,363	$237	525	$—	$351,043	$(103,486)	$247,794
Common stock distributions from distributable earnings	—	—	—	—	—	(13,266)	(13,266)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(32)	(32)
Net increase in net assets resulting from operations	—	—	—	—	—	19,325	19,325
Balance at June 30, 2026	23,689,363	$237	525	$—	$351,043	$(97,459)	$253,821

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$19,325	$(5,955)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by / (used in) operating activities:
Fundings and purchases of investments	(77,804)	(41,845)
Principal payments and proceeds from investments	67,104	56,310
Payment-in-kind interest on investments	(1,945)	(3,055)
Net change in unrealized (gains)/losses on investments and foreign currency forward contracts	(13,783)	1,547
Net realized (gains)/losses on investments and foreign currency forward contracts	7,313	16,356
Amortization and accretion of premiums and discounts, net	(1,076)	(3,949)
Amortization of debt fees and issuance costs	332	583
Change in operating assets and liabilities:
Interest Receivable, prepaid expenses and other assets	(3,399)	23
Base management fee payable	(51)	(12)
Income incentive fee payable	719	—
Other accrued expenses and liabilities	(3,113)	(1,968)
Net cash provided by/(used in) operating activities	(6,378)	18,035
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	56,000	10,000
Repayments under revolving credit facility	(64,000)	(75,000)
Common stock distributions paid	(13,266)	(8,291)
Preferred stock distributions paid	(32)	(32)
Net cash used in financing activities	(21,298)	(73,323)
Net change in cash, cash equivalents and restricted cash	(27,676)	(55,288)
Cash, cash equivalents and restricted cash at beginning of period	35,297	69,802
Cash, cash equivalents and restricted cash at end of period	$7,621	$14,514

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$7,521	$12,502
Restricted cash	100	2,012
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$7,621	$14,514

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,083	$7,735
Excise taxes paid	$644	$323

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2026
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Overland AI Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 9.75% floor, 2.50% EOT payment)	12/23/2025	$2,250	$2,201	$2,201	6/1/2029
Skysafe, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.25% floor, 4.50% EOT payment)	2/20/2026	2,500	2,483	2,483	2/1/2029
US Chemical Technologies, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 10.75% floor, 4.50% EOT payment)	10/31/2025	6,500	6,207	6,576	10/1/2029
Total Aerospace and Defense - 4.44%*			11,250	10,891	11,260

Business Applications Software
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% cash interest rate + 2.50% PIK interest rate, 12.75% floor)	6/26/2024	10,523	10,461	10,461	6/1/2027
Morty, Inc.(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 11.00% EOT payment)	12/21/2022	7,000	7,620	6,373	12/31/2026
Radar Labs, Inc.	Growth Capital Loan (Prime + 2.15% interest rate, 9.50% floor, 2.25% EOT payment)(2)	9/30/2025	3,500	3,501	3,501	9/1/2028
Simpplr Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 9.50% floor, 4.50% EOT payment)(2)	12/2/2025	875	865	865	12/1/2029
Simpplr Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 9.50% floor, 4.50% EOT payment)	4/1/2026	3,500	3,441	3,432	4/1/2030
			4,375	4,306	4,297
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,836	1,708	12/31/2027
Total Business Applications Software - 10.38%*			27,166	27,724	26,340

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.75% floor, 5.00% EOT payment)	8/8/2024	765	810	810	8/31/2027
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)	5/30/2025	704	737	752	11/1/2027
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)	8/12/2025	724	744	744	2/1/2028
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)	11/12/2025	589	595	595	5/1/2028
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)	2/18/2026	1,570	1,565	1,565	8/1/2028
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)	5/14/2026	446	440	440	8/1/2028
			4,033	4,081	4,096
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	5/4/2022	885	809	618	12/31/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	10/19/2023	147	135	103	12/31/2028
			1,032	944	721
Vitally, Inc.	Growth Capital Loan (Prime + 3.45% interest rate, 9.70% floor, 2.00% EOT payment)(2)	12/19/2025	2,000	1,971	1,971	6/1/2029
Total Business Products and Services - 2.99%*			7,830	7,806	7,598

Business/Productivity Software
Ao1 Holdings Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 7.75% floor, 3.00% EOT payment)	12/13/2024	956	976	965	12/1/2027
Ao1 Holdings Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 9.00% floor, 3.50% EOT payment)(2)	1/8/2026	1,200	1,194	1,171	1/1/2029
			2,156	2,170	2,136
Bitonic Technology Labs, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 2.75% EOT payment)	8/1/2025	3,750	3,751	3,751	8/1/2029
Bitonic Technology Labs, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 2.75% EOT payment)	2/10/2026	1,250	1,243	1,243	2/1/2030
			5,000	4,994	4,994
Haus Analytics Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.75% floor, 2.50% EOT payment)	5/15/2026	1,667	1,634	1,634	5/1/2030

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2026
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Incode Technologies, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 12.25% floor, 5.00% EOT payment)	3/12/2026	3,500	3,408	3,401	3/1/2030
Incode Technologies, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 12.25% floor, 5.00% EOT payment)(2)	5/20/2026	3,500	3,398	3,391	5/1/2030
			7,000	6,806	6,792
Lightbeam.Ai, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 8.75% floor, 2.50% EOT payment)(2)	12/4/2025	3,000	2,951	2,951	6/1/2028
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 13.00% floor, 2.50% EOT payment)	6/6/2025	2,129	2,131	2,131	11/1/2028
PlanHub, Inc.	Growth Capital Loan (SOFR + 7.40% interest rate, 8.15% floor)(12)	9/9/2025	8,750	8,632	8,632	9/9/2031
PlanHub, Inc.	Growth Capital Loan (SOFR + 5.33% interest rate, 6.08% floor)(2)	11/26/2025	188	185	185	9/30/2027
			8,938	8,817	8,817
Sonatus, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.50% floor, 4.00% EOT payment)	12/23/2025	7,000	6,786	6,786	12/1/2029
Total Expert, Inc.	Growth Capital Loan (Prime + 2.15% interest rate, 9.65% floor, 3.00% EOT payment)	9/29/2025	7,500	7,374	7,374	9/1/2029
Trustpoint, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 9.75% floor, 2.00% EOT payment)(2)	6/16/2025	411	411	411	12/1/2027
Veritas Prime LLC	Growth Capital Loan (Prime + 2.25% interest rate, 9.25% floor, 3.50% EOT payment)(2)	2/20/2026	5,000	4,939	4,939	2/1/2029
Workmate Labs, Inc.	Growth Capital Loan (Prime + 0.85% interest rate, 7.85% floor, 2.50% EOT payment)(2)	11/20/2024	300	304	304	11/1/2027
Workmate Labs, Inc.	Growth Capital Loan (Prime + 2.10% interest rate, 9.10% floor, 4.40% EOT payment)(2)	12/31/2025	82	82	82	12/1/2028
			382	386	386
Total Business/Productivity Software - 19.44%*			50,183	49,399	49,351

Commercial Transportation
Regent Craft Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 3.00% EOT payment)	6/2/2025	1,444	1,433	1,433	6/1/2028
Regent Craft Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 3.00% EOT payment)(2)	8/19/2025	1,500	1,480	1,480	8/1/2028
Total Commercial Transportation - 1.15%*			2,944	2,913	2,913

Communications and Networking
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	8/6/2024	4,853	4,868	3,434	8/1/2027
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	1/16/2025	2,080	2,059	1,446	1/1/2028
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 12.50% PIK interest rate, 20.00% floor)(2)	10/31/2025	72	72	54	12/31/2025
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 12.50% PIK interest rate, 20.00% floor)(2)	11/24/2025	278	278	207	12/31/2025
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 12.50% PIK interest rate, 20.00% floor)(2)	12/12/2025	105	105	78	12/31/2025
Total Communications and Networking - 2.06%*			7,388	7,382	5,219

Computer Hardware
Eridu Corporation	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 5.00% EOT payment)	12/31/2025	7,000	6,958	6,958	12/1/2028
Total Computer Hardware - 2.74%*			7,000	6,958	6,958

Consumer Products and Services
Deep Sentinel Corp.	Growth Capital Loan (Prime + 3.00% interest rate, 10.50% floor, 5.00% EOT payment)(2)	9/10/2025	5,500	5,486	5,264	9/1/2028
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	6/27/2022	322	325	32	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	8/12/2022	107	108	11	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	12/9/2022	215	213	21	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	3/1/2023	322	318	32	2/28/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2026
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	10/5/2023	11	11	1	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	12/11/2023	18	18	2	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	2/2/2024	59	58	6	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	6/14/2024	33	31	3	6/30/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	10/15/2024	44	44	4	10/31/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	4/10/2025	45	45	4	4/30/2028
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	11/20/2025	11	11	1	11/30/2028
			1,187	1,182	117
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	2/29/2024	4,444	4,460	4,460	8/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	3/8/2024	556	557	557	9/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	6/28/2024	500	500	500	12/1/2027
			5,500	5,517	5,517
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	1,495	1,551	1,551	8/31/2028
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	10/21/2022	1,495	1,545	1,545	8/31/2028
			2,990	3,096	3,096
Headout Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 4.25% EOT payment)	3/15/2024	1,096	1,176	1,177	3/1/2027
Hydrow, Inc.	Revolver (Prime + 2.00% interest rate, 9.75% floor, 7.00% EOT payment)	12/30/2024	5,211	5,211	4,498	12/30/2026
Hydrow, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 9.00% EOT payment)	12/30/2024	9,949	10,375	8,311	12/1/2027
			15,160	15,586	12,809
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,322	1,409	1,327	12/31/2027
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (8.70% cash interest rate + 5.80% PIK interest rate, 18.00% EOT payment)	11/3/2021	5,281	5,751	4,907	1/1/2028
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (10.95% cash interest rate + 7.30% PIK interest rate, 18.00% EOT payment)(2)	8/17/2022	1,243	1,327	1,153	1/1/2028
			7,846	8,487	7,387
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	1,666	577	334	12/31/2026
MA Micro Limited(1)(3)	Convertible Note(2)(9)	12/31/2023	1,666	1,085	441	12/31/2028
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	555	474	98	12/31/2028
			3,887	2,136	873
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (12.00% PIK interest rate)(2)	12/31/2025	12	12	12	12/31/2028
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	58	72	72	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	63	75	75	2/28/2027
Planet A Foods GmbH(1)(3)	Growth Capital Loan (13.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	515	527	545	10/31/2028
Planet A Foods GmbH(1)(3)	Growth Capital Loan (14.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	425	435	449	10/31/2028
			1,061	1,109	1,141
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	76	3/25/2023
Total Consumer Products and Services - 14.76%*			44,589	44,144	37,469

Database Software
TetraScience, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.25% floor, 6.00% EOT payment)	1/24/2025	5,000	5,105	5,105	7/1/2028
Total Database Software - 2.01%*			5,000	5,105	5,105

E-Commerce - Clothing and Accessories

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2026
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 13.00% floor, 6.50% EOT payment)	9/29/2021	5,250	5,188	5,317	7/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest rate, 2.50% EOT payment)(2)	4/25/2024	1,498	1,408	1,408	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 11.00% floor, 4.00% EOT payment)	6/30/2025	7,143	7,218	7,276	6/1/2029
Minted, Inc.	Revolver (Prime + 2.50% interest rate, 9.25% floor)(2)	6/30/2025	—	—	—	12/30/2027
			7,143	7,218	7,276
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.75% EOT payment)	5/27/2021	6,500	7,176	5,976	3/31/2027
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.75% EOT payment)(2)	6/7/2022	1,000	1,091	919	3/31/2027
			7,500	8,267	6,895
Total E-Commerce - Clothing and Accessories - 8.23%*			21,391	22,081	20,896

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate, 5.50% EOT payment)(2)	5/14/2025	8,975	9,374	8,217	5/1/2027
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate, 5.50% EOT payment)(2)	5/14/2025	11,232	11,686	10,296	5/1/2027
Forum Brands, LLC	Growth Capital Loan (Prime + 5.75% PIK interest rate, 13.25% floor, 4.50% EOT payment)(2)	5/14/2025	2,303	2,344	2,120	5/1/2027
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate)(2)	5/14/2025	2,612	2,610	2,392	5/1/2027
Forum Brands, LLC	Convertible Note (12.00% PIK interest rate)(2)	8/8/2025	1	1	—	5/1/2027
Total E-Commerce - Personal Goods - 9.07%*			25,123	26,015	23,025

Educational Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 10.50% floor, 6.25% EOT payment)	4/24/2026	9,500	9,247	9,247	9/1/2028
Panorama Education, Inc.	Revolver (Prime + 2.75% interest rate, 9.50% floor, 5.00% EOT payment)(2)	4/24/2026	200	200	200	8/31/2028
Total Educational Software - 3.72%*			9,700	9,447	9,447

Energy
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	1,319	1,375	1,403	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	5,000	5,318	5,309	12/31/2026
Total Energy - 2.64%*			6,319	6,693	6,712

Entertainment Software
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 9.25% interest rate, 12.50% floor, 14.00% EOT payment)(2)	5/17/2022	1,473	1,750	1,745	4/1/2027
Total Entertainment Software - 0.69%*			1,473	1,750	1,745

Environmental Services
Earth Services, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 9.25% floor, 5.75% EOT payment)(2)	12/22/2025	2,000	1,990	1,990	12/1/2028
Rainmaker Technology Corporation	Growth Capital Loan (Prime + 3.50% interest rate, 11.50% floor, 2.75% EOT payment)	1/8/2025	3,288	3,295	3,306	7/1/2028
Total Environmental Services - 2.09%*			5,288	5,285	5,296

Financial Software
Communify Group LLC	Growth Capital Loan (SOFR + 7.50% interest rate, 8.50% floor)	6/10/2026	8,000	7,861	7,861	6/10/2031
Kintsugi AI, Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 11.25% floor, 1.00% EOT payment)(2)	6/26/2026	857	814	814	5/31/2030
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 6.00% EOT payment)	8/14/2024	4,286	4,418	4,418	2/1/2028
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 6.00% EOT payment)	4/22/2025	1,714	1,739	1,739	10/1/2028
			6,000	6,157	6,157
Runway Financial, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.50% floor)(2)	11/21/2025	4,500	4,422	4,172	11/1/2029

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2026
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Signal Advisors USA, Inc.	Revolver (Prime + 1.75% interest rate, 7.75% floor, 1.35% EOT payment)(2)	9/26/2025	417	417	417	9/26/2028
Total Financial Software - 7.65%*			19,774	19,671	19,421

Healthcare Devices and Supplies
Magnus Medical, Inc.	Growth Capital Loan (9.75% interest rate, 2.75% EOT payment)(2)	4/8/2026	808	801	801	4/1/2028
Total Healthcare Devices and Supplies - 0.32%*			808	801	801

Healthcare Services
Pair Team, PBC	Convertible Note (6.00% interest rate)(2)	11/24/2025	100	100	100	11/7/2028
Pair Team, PBC	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 3.25% EOT payment)(2)	12/5/2025	400	402	402	6/1/2028
Total Healthcare Services - 0.20%*			500	502	502

Healthcare Technology Systems
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)	7/14/2023	221	455	455	7/31/2026
Lively, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 3.00% EOT payment)(2)	12/1/2025	1,750	1,725	1,725	12/1/2029
Lively, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 3.00% EOT payment)(2)	12/1/2025	1,750	1,725	1,725	12/1/2029
Lively, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 3.00% EOT payment)(2)	12/1/2025	1,750	1,725	1,725	12/1/2029
			5,250	5,175	5,175
Total Healthcare Technology Systems - 2.22%*			5,471	5,630	5,630

Information Technology
Etched.ai, Inc.	Revolver (Prime + 4.00% interest rate, 10.75% floor)	4/10/2026	4,000	4,000	4,000	4/30/2028
Sandbox VR, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 10.50% floor, 1.50% EOT payment)(2)	12/16/2025	608	607	607	10/1/2027
Sandbox VR, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 12.25% floor, 4.00% EOT payment)(2)	12/16/2025	4,130	4,099	4,099	10/1/2029
			4,738	4,706	4,706
Vergesense Inc	Growth Capital Loan (Prime + 4.25% interest rate, 11.00% floor, 3.50% EOT payment)	3/31/2026	10,000	9,838	9,838	9/1/2029
Total Information Technology - 7.31%*			18,738	18,544	18,544

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 1.50% cash interest rate + 6.50% PIK interest rate, 16.50% floor, 10.50% EOT payment)	7/1/2021	2,751	2,960	2,000	1/31/2027
Total Medical Software and Information Services - 0.79%*			2,751	2,960	2,000

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	4,000	4,070	4,070	3/31/2029
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	9/12/2025	500	500	500	3/31/2030
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	2/19/2026	500	496	496	8/31/2030
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	2/19/2026	400	392	392	8/31/2030
			5,400	5,458	5,458
Open Space Labs, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 9.50% floor, 4.75% EOT payment)(2)	5/6/2026	4,000	3,919	3,919	11/1/2029
Total Multimedia and Design Software - 3.69%*			9,400	9,377	9,377

Network Management Software
Mimic Networks, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.25% floor, 5.50% EOT payment)(2)	6/24/2026	1,250	1,238	1,238	6/1/2030
Skyflow Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.75% floor, 3.50% EOT payment)	4/8/2026	7,875	7,815	7,437	4/1/2030
Skyflow Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.75% floor, 3.50% EOT payment)	5/21/2026	565	560	532	5/1/2030

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2026
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
			8,440	8,375	7,969
Synack, Inc.	Growth Capital Loan (Prime + 2.85% interest rate, 9.85% floor, 1.00% EOT Payment)	12/30/2025	9,000	8,879	8,879	12/1/2028
Total Network Management Software - 7.13%*			18,690	18,492	18,086

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.50% interest rate, 1.50% EOT payment)	11/14/2025	4,000	4,009	4,053	5/1/2029
FloatMe Corp.(1)	Growth Capital Loan (Prime + 3.25% interest rate, 10.00% floor, 3.50% EOT payment)	3/11/2026	4,500	4,377	4,377	3/1/2029
FloatMe Corp.(1)	Revolver (Prime + 5.00% interest rate, 11.75% floor, 1.50% EOT payment)	3/11/2026	300	300	300	3/11/2028
			4,800	4,677	4,677
Total Other Financial Services - 3.44%*			8,800	8,686	8,730

Real Estate Services
Habyt GmbH (f/k/a Common Living Inc.)(1)(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,668	690	9/30/2025
Habyt GmbH (f/k/a Common Living Inc.)(1)(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,967	1,310	9/30/2025
Total Real Estate Services - 0.79%*			7,242	7,635	2,000

Social/Platform Software
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 2.12% EOT payment)	11/30/2021	1,156	921	379	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	1,301	1,068	424	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	1,751	1,438	570	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	2,101	1,725	684	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	2,101	1,725	684	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/27/2021	1,051	863	342	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 8.47% EOT payment)(2)	12/18/2023	153	114	50	1/31/2028
Total Social/Platform Software - 1.23%*			9,614	7,854	3,133

Total Debt Investments - 121.17%*			$334,432	$333,745	$307,558

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2026
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$1,051
Hermeus Corporation	Preferred Stock(2)	10/30/2024	8,381	44	67
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	6,747	58	103
Overland AI Inc.	Common Stock(2)	12/23/2025	8,722	49	48
Skysafe, Inc.	Preferred Stock	2/20/2026	21,838	12	12
US Chemical Technologies Inc.	Preferred Stock	10/31/2025	125,907	348	262
Total Aerospace and Defense - 0.64%*				672	1,619

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,079	10	22
Total Application Software - 0.01%*				10	22

Automation/Workflow Software
Union Systems Inc.	Common Stock(2)	8/28/2025	111,536	88	88
Total Automation/Workflow Software - 0.03%*				88	88

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	687
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	313
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	78
FlashParking, Inc.	Preferred Stock	6/26/2024	25,838	70	16
				520	407
Morty, Inc.	Preferred Stock	10/1/2021	70,164,447	66	—
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Radar Labs, Inc.	Common Stock(2)	9/30/2025	7,082	19	22
Simpplr Inc.	Common Stock(2)	4/23/2025	15,851	78	25
Uniphore Technologies, Inc.	Common Stock(2)	12/22/2021	10,000	10	29
Total Business Applications Software - 0.49%*				861	1,233

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	29
Alloy Technologies, Inc.	Preferred Stock	8/8/2024	30,561	24	21
				74	50
Cardless Inc.	Common Stock(2)	11/18/2021	20,619	28	4
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	116
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	7
				125	123
Certamen Ventures Inc.	Preferred Stock(2)	10/7/2021	90,266	42	28
Certamen Ventures Inc.	Preferred Stock(2)	12/1/2022	229,881	85	71
Certamen Ventures Inc.	Preferred Stock(2)	12/15/2023	538,703	205	156
Certamen Ventures Inc.	Preferred Stock(2)	3/26/2025	190,577	91	51
				423	306
Mirelo AI GmbH(1)(3)	Preferred Stock(2)	11/28/2025	289	696	676
Muon Space, Inc.	Preferred Stock	12/30/2024	45,499	56	64
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	116
Path Robotics, Inc.	Preferred Stock(2)	10/3/2024	20,252	38	60
				168	176
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	70
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	28
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	10
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	11/15/2024	407	7	7

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2026
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
				41	45
Vitally, Inc.	Common Stock(2)	12/19/2025	4,553	19	19
Total Business Products and Services - 0.66%*				2,066	1,679

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	76
Total Business to Business Marketplace - 0.03%*				156	76

Business/Productivity Software
AI2 Incorporated	Common Stock(2)	2/21/2025	29,663	—	58
Ao1 Holdings Inc.	Preferred Stock	12/13/2024	14,162	18	4
Artisan AI, Inc.	Preferred Stock(2)	5/27/2025	9,748	33	33
Bidgely Inc.	Common Stock(2)	7/30/2025	4,318	6	10
Bitonic Technology Labs, Inc.	Common Stock	8/1/2025	12,511	14	14
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	20
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	126,868	48	67
				62	87
Cresta Intelligence Inc.	Common Stock(2)	6/6/2024	4,967	4	11
Haus Analytics Inc.	Common Stock(2)	4/23/2026	10,595	35	35
Highbeam, Inc.	Common Stock(2)	2/10/2023	40,380	2	154
Idelic Inc.	Preferred Stock(2)	12/10/2021	30,551	46	5
Idelic Inc.	Preferred Stock(2)	11/15/2023	36,661	13	7
				59	12
Incode Technologies, Inc.	Common Stock(2)	7/18/2025	143,818	147	480
Lightbeam.ai, Inc.	Preferred Stock(2)	8/19/2025	137,951	69	69
Luxury Presence, Inc.	Preferred Stock(2)	9/20/2023	17,016	88	66
Luxury Presence, Inc.	Preferred Stock(2)	7/16/2024	3,384	13	13
				101	79
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	62
OnSiteIQ, Inc.	Preferred Stock	6/6/2025	485,950	31	19
Rudderstack, Inc.	Common Stock(2)	6/30/2025	5,054	17	17
Sonatus, Inc.	Preferred Stock	12/23/2025	104,745	242	73
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
ThoughtSpot, Inc.	Common Stock(2)	3/3/2025	17,901	113	113
Total Expert, Inc.	Common Stock	9/29/2025	114,054	157	139
TrustPoint, Inc.	Common Stock(2)	6/16/2025	43,113	7	7
Veritas Prime LLC	Preferred Stock(2)	2/20/2026	688	24	18
Workmate Labs, Inc.	Common Stock(2)	11/20/2024	1,238	—	—
Total Business/Productivity Software - 0.59%*				1,148	1,498

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	—
Total Commercial Services - —%*				6	—

Commercial Transportation
Regent Craft Inc.	Common Stock	5/30/2025	92,477	87	84
Total Commercial Transportation - 0.03%*				87	84

Communications and Networking
Join Digital, Inc.	Common Stock	8/6/2024	50,021	78	1
Join Digital, Inc.	Common Stock(2)	11/24/2025	168,021	2	2
Total Communications and Networking - —%*				80	3

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2026
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Contoro Inc.	Common Stock(2)	9/30/2025	2,884	32	32
Eridu Corporation	Preferred Stock	3/31/2025	143,286	75	298
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	26,386	92	61
Standard Bots Company	Preferred Stock(2)	11/13/2025	12,122	29	165
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Total Computer Hardware - 0.26%*				267	665

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	743
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	93
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	223
Activehours, Inc.	Preferred Stock(2)	4/19/2024	3,906	16	47
				241	1,106
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	1,040
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.86%*				339	2,176

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock(2)	12/18/2023	49,020	311	608
Total Consumer Non-Durables - 0.25%*				345	625

Consumer Products and Services
Baby Generation, Inc.	Common Stock(2)	1/26/2022	13,587	10	10
The Black Tux Holdings, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	450
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares(2)	10/7/2022	192	9	—
Deep Sentinel Corp.	Preferred Stock(2)	9/10/2025	87,901	84	45
Elektra Mobility Inc.	Preferred Stock(2)	5/6/2022	38,217	25	25
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ephemeral Solutions, Inc.	Common Stock(2)	2/2/2024	135,353	1	—
				13	—
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	26
FitOn, Inc.	Common Stock	2/29/2024	33,548	74	44
FitOn, Inc.	Common Stock	6/26/2024	3,355	7	4
				81	48
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	18	23	—
Flink SE(1)(3)(11)	Preferred Stock(2)	8/21/2024	—	—	—
				23	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	9
Headout Inc.	Common Stock	3/15/2024	11,754	58	15
Hydrow, Inc.	Common Stock	2/9/2021	74,157	70	—
Hydrow, Inc.	Common Stock	8/6/2021	455,798	35	—
Hydrow, Inc.	Common Stock	8/6/2021	284,835	25	—
Hydrow, Inc.	Preferred Stock	12/30/2024	4,071,050	16	—
				146	—
JOKR S.a.r.l.	Preferred Stock(2)	4/24/2026	55,714	73	73
Lower Holding Company	Preferred Stock(2)	12/28/2022	98,856	47	6
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock(2)	8/25/2023	31,796	118	155
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	28
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	8/27/2024	20,775	37	37
				67	65
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Roadsurfer GmbH(1)(3)	Preferred Stock(2)	4/23/2024	45	335	331
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	3

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2026
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Total Consumer Products and Services - 0.53%*				1,367	1,351

Database Software
Cohesity Global, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	20
SiSense, Inc.	Success Fee(2)	12/28/2021	—	95	233
TetraScience, Inc.	Preferred Stock	1/24/2025	53,050	10	89
Total Database Software - 0.13%*				126	342

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	23
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	71
FabFitFun, Inc.	Common Stock	6/30/2025	101,326	231	128
				642	222
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	132
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	—
Total E-Commerce - Clothing and Accessories - 0.14%*				1,057	354

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/6/2021	14,143	146	—
Forum Brands, LLC	Preferred Stock(2)	12/23/2021	12,964	188	—
Forum Brands, LLC	Preferred Stock(2)	10/11/2023	2,829	42	—
				376	—
Merama Inc.	Preferred Stock(2)	4/28/2021	71,728	589	412
Total E-Commerce - Personal Goods - 0.16%*				965	412

Educational Software
Panorama Education, Inc.	Preferred Stock	7/30/2024	4,139	23	17
Panorama Education, Inc.	Preferred Stock(2)	8/27/2025	591	3	2
Panorama Education, Inc.	Common Stock	4/24/2026	20,399	212	212
Total Educational Software - 0.09%*				238	231

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.08%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	11
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	3
Arcadia Power, Inc.	Preferred Stock	3/31/2026	652	1	1
				195	15
Haven Energy Inc.	Preferred Stock	8/19/2024	52,486	53	106
Haven Energy Inc.	Preferred Stock(2)	7/25/2025	22,494	13	45
				66	151
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	2,042
Valar Atomics Inc.	Common Stock(2)	11/9/2025	17,103	60	60
Total Energy - 0.89%*				358	2,268

Entertainment Software
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	3
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2024	53,335	33	4
Total Entertainment Software - —%*				93	7

Environmental Services
Earth Services, Inc.	Preferred Stock(2)	3/1/2024	143,196	63	113
Earth Services, Inc.	Preferred Stock(2)	3/7/2025	97,350	62	62

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2026
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
				125	175
Rainmaker Technology Corporation	Common Stock	1/8/2025	24,380	45	65
Total Environmental Services - 0.09%*				170	240

Financial Software
Kintsugi AI, Inc.	Common Stock(2)	5/11/2026	24,160	121	121
Ocrolus Inc.	Common Stock	8/14/2024	70,132	58	48
Runway Financial, Inc.	Common Stock(2)	8/21/2025	33,976	46	66
Signal Advisors USA, Inc.	Preferred Stock(2)	9/26/2025	6,430	23	23
Wisetack, Inc.(1)	Common Stock(2)	12/21/2022	23,086	84	36
Zolve Innovations Inc.	Preferred Stock(2)	7/28/2022	3,172	9	9
Total Financial Software - 0.12%*				341	303

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	3
Total General Media and Content - —%*				5	3

Healthcare Devices and Supplies
Magnus Medical, Inc.	Common Stock(2)	4/8/2026	1,817	5	5
Total Healthcare Devices and Supplies -—%*				5	5

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock(2)	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	11,186	51	2,702
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	1,351
OpenLoop Health, Inc.	Preferred Stock(2)	11/20/2023	16,779	89	4,053
OpenLoop Health, Inc.	Preferred Stock(2)	9/30/2024	43,625	315	10,544
				480	18,650
Pair Team, PBC	Preferred Stock(2)	7/29/2025	399	—	—
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	96,516	79	42
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	29
Waymark, Inc	Preferred Stock(2)	9/24/2025	5,082	10	10
Wispr AI, Inc.	Common Stock(2)	5/31/2022	568	3	3
Total Healthcare Services - 7.47%*				623	18,951

Healthcare Technology Systems
All Inspire Health, Inc.	Preferred Stock(2)	5/14/2025	117,883	116	116
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock(2)	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	7
Freed Inc.	Common Stock(2)	3/27/2026	151	—	1
K Health, Inc.	Common Stock	7/14/2023	61,224	187	169
Lively, Inc.	Common Stock(2)	11/7/2025	13,519	67	18
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56	228	—
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.20%*				1,010	506

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	113
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	893
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	21
				109	914
Total Human Capital Services - 0.40%*				295	1,027

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	151
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock(2)	5/1/2023	53,879	38	—
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	2

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2026
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Information Services (B2C) - 0.06%*				192	153

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/19/2024	307,570	250	2,501
Etched.ai, Inc.	Common Stock(2)	7/18/2025	12,110	42	99
				292	2,600
Sandbox VR, Inc.	Common Stock(2)	12/16/2025	10,894	31	19
Vergesense Inc	Common Stock	3/31/2026	58,493	107	107
Total Information Technology - 1.07%*				430	2,726

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/27/2020	2,775	90	91
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	101
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	9/29/2023	1,951	84	81
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	4/5/2024	4,476	84	260
Total Infrastructure - 0.21%*				323	533

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	114
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock(2)	8/26/2021	32,620	34	41
Total Life and Health Insurance - 0.10%*				120	262

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock	2/28/2023	175,000	44	2
				92	2
Open Space Labs, Inc.	Common Stock(2)	5/6/2026	143,379	133	135
Total Medical Software and Information Services - 0.05%*				225	137

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	83
Hover Inc.	Preferred Stock	9/10/2024	9,182	18	17
Hover Inc.	Preferred Stock	9/12/2025	9,182	17	17
Total Multimedia and Design Software - 0.05%*				112	117

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Rigor AI Inc.	Common Stock(2)	4/13/2026	27,189	—	—
Skyflow Inc.	Preferred Stock	6/26/2023	39,890	31	4
Skyflow Inc.	Preferred Stock	9/27/2024	15,956	25	2
Skyflow Inc.	Preferred Stock	4/8/2026	18,885	3	2
				59	8
Synack, Inc.	Common Stock	12/30/2025	40,576	68	45
Total Network Management Software - 0.09%*				307	233

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock(2)	5/16/2023	35,857	361	957
FloatMe Corp.(1)	Common Stock	3/11/2026	45,328	126	142
Jerry Services, Inc.	Preferred Stock	6/13/2022	2,235	8	16
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	130
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	76
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	8
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	15
Relay Commerce, Inc.	Preferred Stock(2)	4/4/2024	36,200	26	21

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2026
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
				97	120
Total Other Financial Services - 0.54%*				765	1,365

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	36
Homelight, Inc.	Preferred Stock(2)	7/27/2022	3,988	8	7
Homeward, Inc.	Preferred Stock(2)	12/10/2021	207,106	148	155
Homeward, Inc.	Preferred Stock(2)	9/18/2025	310,666	270	233
				418	388
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/27/2020	26,362	83	107
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/25/2022	3,279	1	11
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	6/29/2023	34,977	11	120
				95	238
Side, Inc.	Preferred Stock(2)	7/29/2020	71,501	57	230
True Footage, Inc.	Preferred Stock(2)	11/24/2021	88,762	122	579
Total Real Estate Services - 0.59%*				754	1,499

Social/Platform Software
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	—
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	—
Sylva, Inc.	Preferred Stock(2)	7/14/2025	19,788	—	—
Total Social/Platform Software - —%*				60	—

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	47,494	132	132
Appex Group, Inc.	Preferred Stock(2)	4/14/2022	11,004	36	36
				168	168
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	57
Total Software Development Applications - 0.09%*				233	225

Total Warrant Investments - 17.07%*				$16,454	$43,315

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2026
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Aerospace and Defense
Hermeus Corporation	Preferred Stock(2)	10/30/2024	17,958	$300	$366
Total Aerospace and Defense - 0.14%*				300	366

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	7/18/2024	8,387	500	500
Total Application Software - 0.20%*				500	500

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	295
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	249
Radar Labs, Inc.	Preferred Stock(2)	9/30/2025	47,425	250	275
Tide Holdings Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	632
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.63%*				1,351	1,595

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	114
Cresta Intelligence Inc.	Preferred Stock(2)	9/30/2024	55,441	250	250
D-Wave Quantum Inc.	Common Stock(2)(14)	1/20/2026	8,786	99	127
Mirelo AI GmbH(1)(3)	Preferred Stock(2)	12/22/2025	63	99	99
Mirelo AI GmbH(1)(3)	Preferred Stock(2)	12/22/2025	33	142	142
				241	241
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	6
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	67
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	26
				595	99
Printful, Inc. Holdco. (fka Printify, Inc.)	Common Stock(2)	11/14/2024	11,120	24	24
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	3/28/2024	31,818	611	554
Quick Commerce Ltd.(1)(3)	Ordinary Shares(2)	3/28/2024	112,770,108	26	1
				637	555
Total Business Products and Services - 0.56%*				2,046	1,410

Business/Productivity Software
AI2 Incorporated	Preferred Stock(2)	1/3/2024	280,424	830	830
Ao1 Holdings Inc.	Preferred Stock(2)	12/13/2024	16,573	50	31
Artisan AI, Inc.	Preferred Stock(2)	1/27/2025	36,241	400	400
Brilliance Technologies Holdings, L.P.	Limited Partnership Interest(2)	5/16/2025	8,647	824	823
Continental Topco, L.P.	Limited Partnership Interest(2)	2/14/2025	928	168	168
Luxury Presence, Inc.	Preferred Stock(2)	7/24/2025	19,217	250	250
Rudderstack, Inc.	SAFE(2)	6/30/2025	—	50	50
Snowflake Inc.	Common Stock(2)(14)	2/2/2026	761	200	194
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
TrustPoint, Inc.	SAFE(2)	5/16/2025	—	50	50
Total Business/Productivity Software - 1.20%*				3,072	3,040

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	179
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	130
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	319
Total Business to Business Marketplace - 0.25%*				950	628

Computer Hardware
Eridu Corporation	Preferred Stock(2)	3/17/2026	124,933	350	350
Standard Bots Company	Preferred Stock(2)	3/23/2026	3,345	100	100

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2026
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Computer Hardware - 0.18%*				450	450

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	235
Total Consumer Finance - 0.09%*				100	235

Consumer Products and Services
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	58
GrubMarket, Inc.	Common Stock(2)	8/2/2024	—	4,178	7,245
Hydrow, Inc.	Common Stock(2)	12/14/2020	610,584	166	—
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	327,630	165	1
				331	1
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	5,929	347	114
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	1,173	69	23
JOKR S.a.r.l.(1)(3)	Common Stock(2)	6/19/2025	595	35	2
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	99,189	662	1,312
				1,113	1,451
Nakdcom One World AB(1)(3)	Hybrid(2)(13)	12/30/2025	1	1,519	1,485
Nakdcom One World AB(1)(3)	Common Stock(2)	12/30/2025	819,408	96	94
				1,615	1,579
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	219
TMRW Sports, Inc.	Preferred Stock(2)	11/9/2023	40,174	500	500
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 4.49%*				8,299	11,385

Database Software
ON-0731 Fund II LP(1)	Limited Partnership Interest(2)	8/29/2024	—	250	250
TetraScience, Inc.	Preferred Stock(2)	3/16/2026	8,544	58	58
Total Database Software - 0.12%*				308	308

E-Commerce - Personal Goods
Forum Brands, LLC	Common Stock(2)	7/16/2021	493	90	—
Merama Inc.	Preferred Stock(2)	4/30/2021	5,433	31	51
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	57
Merama Inc.	Preferred Stock(2)	9/13/2021	3,862	62	53
				106	161
Total E-Commerce - Personal Goods - 0.06%*				196	161

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.12%*				264	294

Energy
AiGent, Inc.	SAFE(2)	6/16/2026	1	105	105
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	65
Arcadia Power, Inc.	Preferred Stock(2)	3/31/2026	9,033	21	23
				188	88
Haven Energy Inc.	Preferred Stock(2)	10/9/2024	37,489	77	129
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	1,605
Valar Atomics Inc.	SAFE(2)	3/9/2026	—	370	370
Total Energy - 0.90%*				1,440	2,297

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	142
Total Financial Services - 0.06%*				150	142

Food Products

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2026
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	275
Total Healthcare Services - 0.18%*				720	463

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	56
Total Information Services (B2C) - 0.02%*				150	56

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/9/2024	307,570	500	2,882
Total Information Technology - 1.14%*				500	2,882

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	130
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	101
Total Infrastructure - 0.09%*				161	231

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.03%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	65
Total Multimedia and Design Software - 0.03%*				58	65

Network Management Software
Skyflow Inc.	Preferred Stock(2)	1/22/2024	19,945	62	32
Skyflow Inc.	Preferred Stock(2)	9/27/2024	143,604	450	230
Total Network Management Software - 0.10%*				512	262

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	10
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	841
Total Other Financial Services - 0.34%*				698	851

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Firemaps, Inc.	Preferred Stock(2)	11/18/2025	98,091	350	350
Habyt GmbH(1)	Preferred Stock(2)	2/21/2023	400	440	—
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	12
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	180
Total Real Estate Services - 0.22%*				939	571

Social/Platform Software
ClassPass Aggregator, LLC	Preferred Stock(2)	3/17/2026	2,625	43	34
Total Social/Platform Software - 0.01%*				43	34

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2026
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	172
Total Software Development Applications - 0.07%*				250	172

Total Equity Investments - 11.28%*				$23,702	$28,638

Total Investments in Portfolio Companies - 149.52%*(4)(5)				$373,901	$379,511

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund (3.56% Current Market Yield)	Cash Equivalents	PRM	$7,121	$7,121
Total Cash Equivalents - 2.81%*			$7,121	$7,121

Foreign Currency Forward Contracts
Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Gain/(Loss)
British Pound Sterling (GBP)	7/27/2026	Zions Bancorporation, N.A.	£1,000	Sold	$1,350	$24
Euro (EUR)	7/27/2026	Zions Bancorporation, N.A.	€500	Sold	588	16
Total Foreign Currency Forward Contracts - 0.02%*					$1,938	$40
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2026, non-qualifying assets represented 8.5% of the Company’s total assets, at fair value.
(2)As of June 30, 2026, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2026, the Company’s portfolio company investments that were subject to restrictions on sales totaled $379.5 million at fair value and represented 149.1% of the Company’s net assets. In addition, unless otherwise indicated, as of June 30, 2026, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)Except for equity in two public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $40.3 million, $34.7 million and $5.7 million, respectively, for the June 30, 2026 investment portfolio. The tax cost of investments is $376.0 million.
(7)Debt is on non-accrual status as of June 30, 2026 and is therefore considered non-income producing. Non-accrual investments as of June 30, 2026 had a total cost and fair value of $32.0 million and $16.9 million, respectively.
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
(13)This Hybrid equity investment is perpetual and has no specific maturity date, and it accrues interest at an annual rate of 16.0% that can be capitalized at the election of the portfolio company. The Company has not recorded any income in connection with the Hybrid equity investment for the six months ended June 30, 2026.
(14)Investment is publicly traded and listed on New York Stock Exchange and is not subject to restrictions on sales.

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
•For each debt investment tied to the Prime rate (“Prime”), as of June 30, 2026 and December 31, 2025, Prime was 6.75%. As of June 30, 2026, approximately 81.4%, or $272.1 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all Prime-based loans have interest rate floors that are tied to minimum Prime rates for purposes of calculating interest due of 3.25% or higher. As of December 31, 2025, approximately 80.1%, or $263.6 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which had interest rate floors at or above 3.25%.
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
June 30, 2026
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
Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of June 30, 2026 and 2025, and, as a result, no capital gains incentive fees were recorded for the three and six months ended June 30, 2026 and 2025. The Adviser earned $0.7 million and $0.7 million in income incentive fees during the three and six months ended June 30, 2026, which amounts have been accrued by the Company; however, rather than receiving all income incentive fees earned as of June 30, 2026, the Adviser has elected to defer payment of such income incentive fees until December 31, 2026. There were no income incentive fees accrued for the three and six months ended June 30, 2025. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrual are included in the Company’s consolidated financial statements and summarized in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Base Management and Incentive Fees (in thousands)	2026	2025	2026	2025
Base management fee	$1,548	$1,548	$3,078	$3,078
Income incentive fee	$719	$—	$719	$—
Capital gains incentive fee	$—	$—	$—	$—
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
For the three months ended June 30, 2026 and 2025, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.6 million and $0.6 million, respectively.
For the six months ended June 30, 2026 and 2025, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $1.1 million and $1.1 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of June 30, 2026 and December 31, 2025. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$307,558	$307,558	$—	$—	$302,379	$302,379
Warrant investments	—	—	43,315	43,315	—	—	30,287	30,287
Equity investments	321	—	28,317	28,638	—	—	26,734	26,734
Total portfolio company investments	$321	$—	$379,190	$379,511	$—	$—	$359,400	$359,400
Derivative instruments(1)	—	40	—	40	—	(40)	—	(40)
Total investments, including derivative instruments	$321	$40	$379,190	$379,551	$—	$(40)	$359,400	$359,360
_______________
(1)Derivative instruments are carried at fair value and a level 2 security within the Company’s fair value hierarchy.
The following table shows information about Level 3 portfolio company investments measured at fair value for the six months ended June 30, 2026 and 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2026
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2025	$302,379	$30,287	$26,734	$359,400
Funding and purchases of investments, at cost	75,768	1,033	1,003	77,804
Principal payments and sale proceeds received from investments	(66,619)	(299)	—	(66,918)
Amortization and accretion of premiums and discounts, net and end-of term payments	1,371	—	—	1,371
Realized gains (losses) on investments	(7,600)	(196)	—	(7,796)
Net change in unrealized gains (losses) included in earnings	314	12,582	787	13,683
Payment-in-kind coupon	1,945	—	—	1,945
Transfers between investments	—	(43)	43	—
Gross transfers out of Level 3(1)	—	(49)	(250)	(299)
Fair value as of June 30, 2026	$307,558	$43,315	$28,317	$379,190

Net change in unrealized gains / (losses) on Level 3 investments held as of June 30, 2026	$(6,229)	$12,599	$911	$7,281

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2025
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2024	$318,838	$24,111	$16,948	$359,897
Funding and purchases of investments, at cost	39,132	1,169	1,544	41,845
Principal payments and sale proceeds received from investments	(54,720)	(1,438)	(152)	(56,310)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,809	—	—	3,809
Realized gains (losses) on investments	(16,145)	237	(353)	(16,261)
Net change in unrealized gains (losses) included in earnings	(4,889)	2,344	1,747	(798)
Payment-in-kind coupon	3,055	—	—	3,055
Transfers between investments	—	(634)	634	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of June 30, 2025	$289,080	$25,789	$20,368	$335,237

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2025	$(10,480)	$906	$1,420	$(8,154)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were two transfers out of Level 3 during the six months ended June 30, 2026 and none during the six months ended June 30, 2025.
Realized gains and losses are included in “net realized gains/(losses)” in the consolidated statements of operations.
For the three months ended June 30, 2026 and 2025, the Company recognized net realized losses of $7.5 million and $13.2 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized net realized losses of $7.3 million and of $16.4 million, respectively.
Unrealized gains and losses are included in “net change in unrealized gains/(losses)” in the consolidated statements of operations.
During the three months ended June 30, 2026, and 2025, net change in unrealized gains totaled $2.8 million and $9.5 million, respectively. During the six months ended June 30, 2026 and 2025, net change in unrealized gains/(losses) totaled $13.8 million and $(1.5) million, respectively.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$295,406	Discounted Cash Flows	Discount Rate	7.06% - 60.63%	18.36%
	12,152	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	0.00% - 100.00%	74.58%
Warrant investments	43,315	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	3.32x
			Volatility	35.00% - 100.00%	68.34%
			Term	0.50 - 5.00 Years	2.95 Years
			Risk Free Rate	0.17% - 4.87%	3.40%
			EBITDA Multiples	0.00x - 16.00x	15.00x
			Gross Profit Multiples	0.00x - 6.25x	5.75x
Equity investments	28,317	Black Scholes Option Pricing Model	Volatility	30.00% - 110.00%	59.97%
			Term	0.75 - 5.00 Years	3.00 Years
			Risk Free Rate	0.46% - 4.86%	3.46%
			Revenue Multiples	0.55x - 11.00x	1.99x
			EBITDA Multiples	10.50x - 11.50x	11.00x
Total portfolio company investments	$379,190

Level 3 Investments (dollars in thousands)	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$285,046	Discounted Cash Flows	Discount Rate	6.17% - 51.14%	16.02%
	17,333	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	—% - 100.00%	71.22%
Warrant investments	30,287	Black Scholes Option Pricing Model	Revenue Multiples	0.45x - 56.90x	5.27x
			Volatility	35.00% - 85.00%	65.49%
			Term	0.50 - 5.00 Years	3.42 Years
			Risk Free Rate	0.17% - 4.87%	3.25%
Equity investments	26,734	Black Scholes Option Pricing Model	Volatility	40.00% - 85.00%	57.88%
			Term	1.75 - 4.50 Years	3.04 Years
			Risk Free Rate	0.46% - 4.86%	3.41%
			Revenue Multiples	0.55x - 11.00x	2.24x
			EBITDA Multiples	10.50x - 11.50x	11.00x
Total portfolio company investments	$359,400
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The notional amounts as of June 30, 2026 and December 31, 2025, as shown in the Consolidated Schedule of Investments, are representative of the average volume throughout the six months ended June 30, 2026 and year ended December 31, 2025, respectively. The following table shows a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of June 30, 2026 and December 31, 2025:

		Fair Value as of
Derivative Instrument	Statement Location	June 30, 2026	December 31, 2025
Foreign currency forward contracts	Unrealized gains on foreign currency forward contracts	$40	$—
Foreign currency forward contracts	Unrealized losses on foreign currency forward contracts	—	(40)
Total		$40	$(40)
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three and six months ended June 30, 2026 and 2025 are in the following locations in the Consolidated Statements of Operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instrument	Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net realized gains/(losses) on foreign currency forward contracts	$23	$(732)	$(62)	$(255)
Foreign currency forward contracts	Net change in unrealized gains/(losses) on foreign currency forward contracts	(27)	22	79	(750)
Total		$(4)	$(710)	$17	$(1,005)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables show the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$40	$—	$—	$—	$40
Total	$40	$—	$—	$—	$40

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Zions Bancorporation, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
Zions Bancorporation, N.A.	$(40)	$—	$—	$—	$(40)
Total	$(40)	$—	$—	$—	$(40)
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of June 30, 2026 and December 31, 2025:

Liability (in thousands)	June 30, 2026			December 31, 2025
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$75,000	$58,000	$17,000	$75,000	$66,000	$9,000
2027 Notes	75,000	75,000	—	75,000	75,000	—
Total	$150,000	$133,000	$17,000	$150,000	$141,000	$9,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Interest Expense and Amortization of Fees (in thousands)	2026	2025	2026	2025
Revolving Credit Facility
Interest cost	$954	$2,554	$1,878	$5,075
Unused fee	15	199	30	401
Amortization of costs and other fees	121	252	244	501
Revolving Credit Facility Total	$1,090	$3,005	$2,152	$5,977

2027 Notes
Interest cost	$1,099	$1,097	$2,198	$2,198
Amortization of costs and other fees	52	49	103	97
2027 Notes Total	$1,151	$1,146	$2,301	$2,295

Total interest expense and amortization of fees	$2,241	$4,151	$4,453	$8,272
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (as amended, the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. As of June 30, 2026, commitments available totaled $75.0 million from one lender—DBNY—subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $125.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of DBNY, as the sole lender. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
As of June 30, 2026, the revolving period under the Credit Facility is scheduled to expire on July 15, 2027, subject to an extension with the consent of the lenders and early termination if an event of default occurs or other adverse events, specified in the Receivables Financing Agreement, occur. As of June 30, 2026, the scheduled maturity date for the Credit Facility is January 15, 2029, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. As of June 30, 2026, advances under the Credit Facility accrued interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50% and were subject to certain minimum principal utilization amounts during the revolving period. As of June 30, 2026, the applicable margin equaled 3.05% during the revolving period, with an increase to 4.05% during the amortization period.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants under the Credit Facility.
As of June 30, 2026 and December 31, 2025, the Company had outstanding borrowings under the Credit Facility of $58.0 million and $66.0 million, respectively, excluding deferred credit facility costs of $1.1 million and $1.4 million, respectively, which are included as assets in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three months ended June 30, 2026 and 2025, the Company had average outstanding borrowings under the Credit Facility of $51.6 million and $92.9 million, respectively, at a weighted average interest rate of 6.72% and 7.55%, respectively. During the six months ended June 30, 2026 and 2025, the Company had average outstanding borrowings under the Credit Facility of $51.0 million and $90.5 million, respectively, at a weighted average interest rate of 6.72% and 7.55%, respectively. As of June 30, 2026 and December 31, 2025, $222.6 million and $219.2 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility.
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
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and minimum stockholders’ equity requirement of $142.8 million, as adjusted upward by an amount equal to 65% of the net proceeds from the issuance of shares of the Company’s common stock subsequent to December 31, 2021. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.2 million and $0.3 million of deferred issuance cost as of June 30, 2026 and December 31, 2025, respectively, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of June 30, 2026 and December 31, 2025, the fair value of the 2027 Notes was $73.9 million and $74.9 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of June 30, 2026 and December 31, 2025:

Liability (in thousands)	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$58,000	$58,000	$—	$—	$66,000	$66,000
2027 Notes	—	—	73,943	73,943	—	—	74,881	74,881
Total	$—	$—	$131,943	$131,943	$—	$—	$140,881	$140,881
Note 7. Commitments and Contingencies
Commitments
As of June 30, 2026 and December 31, 2025, the Company’s unfunded commitments totaled $92.1 million to 28 portfolio companies and $119.4 million to 33 portfolio companies, respectively, of which $11.3 million and $13.2 million, respectively, were dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
All Inspire Health, Inc.	$9,258	$197	$7,000	$197
Eightfold AI, Inc.	7,000	18	7,000	18
Open Space Labs, Inc.	6,000	110	—	—
Etched.ai, Inc.	6,000	—	5,500	—
Minted, Inc.	5,714	—	5,714	—
Waymark, Inc.	5,000	28	5,000	28
Bidgely Inc.	5,000	18	5,000	18
Artisan AI, Inc.	5,000	46	5,000	46
Signal Advisors USA, Inc.	4,583	—	4,833	—
Deep Sentinel Corp.	4,500	—	4,500	—
Mimic Networks, Inc.	3,750	19	—	—
Pair Team, PBC	3,600	8	3,600	8
Haus Analytics Inc.	3,333	51	—	—
Rigor AI Inc.	3,000	30	—	—
Earth Services, Inc.	3,000	67	3,000	67
AIGent, Inc.	3,000	120	—	—
Total Expert, Inc.	2,500	39	2,500	39
Kintsugi AI, Inc.	2,143	93	—	—
Bitonic Technology Labs, Inc.	2,000	6	3,250	12
Lively, Inc.	1,750	34	1,750	34
Skyflow Inc.	1,560	16	—	—
Radar Labs, Inc.	1,500	22	1,500	22
Freed, Inc.	1,000	2	—	—
Hover Inc.	600	16	1,500	34
Communify Group LLC	500	9	—	—
Planhub Holdings, LLC	313	—	438	—
Panorama Education, Inc.	300	—	300	—
FloatMe Corp.	200	—	—	—
Worldwide Freight Logistics Ltd.	—	—	753	4
Union Systems Inc.	—	—	5,000	138
ThoughtSpot, Inc.	—	—	7,000	119
Simpplr Inc.	—	—	3,500	57
Rudderstack, Inc	—	—	5,000	24
Observe, Inc.	—	—	8,000	162
Muon Space, Inc.	—	—	2,131	45
Lightbeam.ai, Inc.	—	—	2,000	—
Join Digital, Inc.	—	—	175	—
Incode Technologies, Inc.	—	—	7,000	126
Hydrow Inc.	—	—	842	—
Flashparking, Inc.	—	—	250	1
Equafin Corp.	—	—	6,123	32
Contoro Inc.	—	—	3,000	47
Ao1 Holdings, Inc.	—	—	1,200	18
Total	$92,104	$949	$119,359	$1,296
_______________
(1)As of June 30, 2026, the Company did not have any backlog of potential future commitments. As of December 31, 2025, the Company had a $2.3 million backlog of future commitments. Refer to the “Backlog of Potential Future Commitments” below.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commitments Activity (in thousands)	2026	2025	2026	2025
Unfunded commitments at beginning of period(1)	$92,154	$70,627	$121,617	$67,054
New commitments(1)	68,308	56,531	91,808	84,531
Fundings	(46,520)	(22,247)	(77,379)	(39,741)
Repayments under existing revolvers	156	617	237	1,455
Expirations / Terminations	(22,012)	(20,061)	(44,187)	(27,923)
Foreign currency adjustments	18	187	8	278
Unfunded commitments and backlog of potential future commitments at end of period	$92,104	$85,654	$92,104	$85,654
Backlog of potential future commitments	—	—	—	—
Unfunded commitments at end of period	$92,104	$85,654	$92,104	$85,654
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of June 30, 2026 and December 31, 2025:

Unfunded Commitments(1) (in thousands)	June 30, 2026	December 31, 2025
Dependent on milestones	$11,315	$13,175
Expiring during:
2026	53,661	84,075
2027	25,860	24,952
2028	12,083	10,332
2031	500	—
Unfunded commitments	$92,104	$119,359
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of June 30, 2026, the Company did not have any backlog of potential future commitments. As of December 31, 2025, the Company had a $2.3 million backlog of future commitments.
Note 8. Financial Highlights
The following table shows the financial highlights for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
Financial Highlights (in thousands, except share and per share data)	2026	2025
Per Share Data(1)
Net asset value at beginning of period	$10.44	$11.11
Changes in net asset value due to:
Net investment income	0.54	0.50
Net realized gains (losses)	(0.31)	(0.69)
Net change in unrealized gains (losses)	0.58	(0.06)
Distributions to common shareholders	(0.56)	(0.35)
Net asset value at end of period	$10.69	$10.51

Net investment income per common share	0.54	$0.50
Net increase (decrease) in net assets resulting from operations per common share	$0.81	$(0.25)
Weighted average shares of common stock outstanding for period	23,689,363	23,689,363
Shares of common stock outstanding at end of period	23,689,363	23,689,363

Ratios / Supplemental Data(2)
Net asset value at end of period	$253,821	$249,504
Average net asset value	$251,982	$257,872
Total return based on net asset value per share(3)	7.8%	(2.3)%
Portfolio turnover rate(4)	40.7%	24.2%
Net investment income to average net asset value(4)	10.3%	9.3%
Net increase (decrease) in net assets to average net asset value(4)	15.5%	(4.7)%
Ratio of expenses to average net asset value(4)	8.6%	10.6%
Operating expenses excluding incentive fees to average net asset value(4)	8.0%	10.6%
Income incentive fees to average net asset value(4)	0.6%	—%
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
(4)Percentage is presented on an annualized basis.
The following table shows the weighted average portfolio yield on debt investments for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
Ratios (Percentages, on an annualized basis)(1)	2026	2025
Weighted average portfolio yield on debt investments(2)	14.6%	14.7%
Coupon income	10.2%	10.9%
Accretion of discount	1.3%	1.2%
Accretion of end-of-term payments	1.4%	1.6%
Impact of prepayments during the period	1.7%	1.0%
_____________
(1)Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period. The calculation of weighted average portfolio yields on debt investments excludes any non-income producing debt investments, but includes debt investments on non-accrual status. Including non-income producing debt investments, the weighted average yield on debt investments for the six months ended June 30, 2026 and 2025 was 14.5% and 14.4%, respectively. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities.
(2)The weighted average portfolio yields on debt investments reflected above do not represent actual investment returns to the Company's shareholders.
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic and Diluted Share Information (in thousands, except share and per share data)	2026	2025	2026	2025
Net investment income	$5,494	$6,741	$12,855	$11,948
Net increase (decrease) in net assets resulting from operations	$809	$3,017	19,325	(5,955)
Basic and diluted weighted average shares of common stock outstanding	23,689,363	23,689,363	23,689,363	23,689,363
Basic and diluted net investment income per share of common stock	$0.23	$0.28	$0.54	$0.50
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.03	$0.13	$0.81	$(0.25)
Note 10.    Equity
During each of the three and six months ended June 30, 2026 and 2025, the Company did not issue any shares of common stock through the Company’s private placement offering.
As of both June 30, 2026 and December 31, 2025, the Company had 23,689,363 shares of common stock outstanding. As of both June 30, 2026 and December 31, 2025, the Company had 525 shares of its Series A Preferred Stock outstanding.
As of June 30, 2026, the Company had received capital commitments totaling $386.8 million, of which $354.7 million had been funded, with the Company’s stockholders released from funding obligations for any remaining undrawn capital commitments effective upon the expiration of the Company’s investment period in December 2023, subject to limited exceptions set forth in the stockholders’ subscription agreements with the Company.
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
For the tax years ended December 31, 2025 and 2024, the Company was subject to a 4% U.S. federal excise tax, and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with U.S. income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $0.7 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to June 30, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
April 25, 2024	April 29, 2024	May 17, 2024	0.47
August 1, 2024	August 5, 2024	August 23, 2024	0.41
October 31, 2024	November 1, 2024	November 15, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.10	(2)
May 15, 2025	May 16, 2025	May 23, 2025	0.35
July 30, 2025	August 1, 2025	August 22, 2025	0.28
November 11, 2025	November 13, 2025	November 26, 2025	0.28
December 22, 2025	January 2, 2026	January 16, 2026	0.28
April 29, 2026	May 1, 2026	May 22, 2026	0.28
		Total cash distributions	$8.69
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three and six months ended June 30, 2026. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years.
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
Note 13. Subsequent Events
Distribution
On July 29, 2026, the Board declared a $0.28 per share distribution to the Company’s common stockholders, payable on August 21, 2026 to stockholders of record on July 31, 2026.

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

The following tables show certain information relating to the composition of our portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$333,745	$307,558	$(26,187)	130	71
Warrant investments	16,454	43,315	26,861	227	168
Equity investments	23,702	28,638	4,936	88	70
Total investments in portfolio companies	$373,901	$379,511	$5,610	445	190	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2025
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$328,881	$302,379	$(26,502)	147	77
Warrant investments	16,008	30,287	14,279	227	166
Equity investments	22,607	26,734	4,127	81	64
Total investments in portfolio companies	$367,496	$359,400	$(8,096)	455	185	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business/Productivity Software	$53,889	14.2%
Consumer Products and Services	50,205	13.2
Business Applications Software	29,168	7.7
Information Technology	24,152	6.4
E-Commerce - Personal Goods	23,598	6.2
E-Commerce - Clothing and Accessories	21,250	5.6
Healthcare Services	19,916	5.2
Financial Software	19,724	5.2
Network Management Software	18,581	4.9
Aerospace and Defense	13,245	3.5
Energy	11,277	3.0
Other Financial Services	10,946	2.9
Business Products and Services	10,687	2.8
Educational Software	9,678	2.6
Multimedia and Design Software	9,559	2.5
Computer Hardware	8,073	2.1
Healthcare Technology Systems	6,139	1.6
Database Software	5,755	1.5
Environmental Services	5,536	1.5
Communications and Networking	5,222	1.4
Real Estate Services	4,070	1.1
Social/Platform Software	3,167	0.8
Commercial Transportation	2,997	0.8
Consumer Finance	2,411	0.6
Medical Software and Information Services	2,137	0.6
Entertainment Software	1,752	0.5
Human Capital Services	1,027	0.3
Healthcare Devices and Supplies	806	0.2
Infrastructure	764	0.2
Business to Business Marketplace	704	0.2
Consumer Non-Durables	625	0.2
Application Software	522	0.1
Elder and Disabled Care	486	0.1
Software Development Applications	397	0.1
Life and Health Insurance	349	0.1
Information Services (B2C)	209	0.1
Financial Services	142	*
General Media and Content	103	*
Automation/Workflow Software	88	*
Communication Software	54	*
Logistics	51	*
Food Products	50	*
Commercial Services	—	*
Cultivation	—	*
Home Furnishings	—	*
Household Products	—	*
Total portfolio company investments	$379,511	100.0%
_______________
*Amount represents less than 0.05% of total investments at fair value.

	December 31, 2025
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$53,232	14.8%
Business/Productivity Software	42,122	11.7
Business Applications Software	29,149	8.1
Business Products and Services	23,931	6.7
E-Commerce - Personal Goods	22,843	6.4
E-Commerce - Clothing and Accessories	22,102	6.1
Healthcare Services	17,890	5.0
Aerospace and Defense	15,872	4.4
Energy	14,563	4.1
Network Management Software	14,218	4.0
Information Technology	11,955	3.3
Financial Software	11,699	3.3
Computer Hardware	11,315	3.1
Healthcare Technology Systems	7,414	2.1
Real Estate Services	7,399	2.1
Other Financial Services	6,190	1.7
Environmental Services	6,181	1.7
Educational Software	5,887	1.6
Database Software	5,560	1.5
Communications and Networking	5,222	1.5
Multimedia and Design Software	4,711	1.3
Social/Platform Software	4,065	1.1
Commercial Transportation	3,012	0.8
Medical Software and Information Services	2,895	0.8
Consumer Finance	2,411	0.7
Entertainment Software	1,884	0.5
Human Capital Services	1,058	0.3
Infrastructure	764	0.2
Business to Business Marketplace	704	0.2
Consumer Non-Durables	625	0.2
Application Software	522	0.1
Elder and Disabled Care	486	0.1
Software Development Applications	397	0.1
Life and Health Insurance	349	0.1
Information Services (B2C)	285	0.1
Financial Services	142	*
General Media and Content	103	*
Automation/Workflow Software	88	*
Communication Software	54	*
Logistics	51	*
Food Products	50	*
Total portfolio company investments	$359,400	100.0%
_____________
*Amount represents less than 0.05% of total investments at fair value.
The following table shows the financing product type of our debt investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$294,492	95.7%	$288,586	95.4%
Revolver loans	12,525	4.1	13,237	4.4
Convertible notes	541	0.2	556	0.2
Total debt investments	$307,558	100.0%	$302,379	100.0%

Growth capital loans in which the borrower held a term loan facility with another lender, with or without an accompanying revolving loan, in priority to our senior lien represented 21.7% and 17.6% of our debt investments at fair value as of June 30, 2026 and December 31, 2025, respectively.
Investment Activity
During the three months ended June 30, 2026, we entered into debt commitments with 8 new portfolio companies and 3 existing portfolio companies totaling $68.3 million, funded debt investments to 15 portfolio companies for $46.5 million in principal value, acquired warrant investments representing $0.6 million of fair value and made direct equity investments of $0.1 million. Debt investments funded during the three months ended June 30, 2026 carried a weighted average annualized portfolio yield of 12.2% at origination.
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
During the six months ended June 30, 2026, we entered into debt commitments with 13 new portfolio companies and 3 existing portfolio companies totaling $91.8 million, funded debt investments to 21 portfolio companies for $77.4 million in principal value, acquired warrant investments representing $1.0 million of fair value and made direct equity investments of $1.0 million. Debt investments funded during the six months ended June 30, 2026 carried a weighted average annualized portfolio yield of 12.4% at origination.
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
During the three months ended June 30, 2026, we received $33.8 million of principal prepayments and early repayments from 10 portfolio companies and $13.5 million of scheduled principal amortization. During the three months ended June 30, 2025, we received $26.1 million of principal prepayments and early repayments from 7 portfolio companies and $8.0 million of scheduled principal amortization.
During the six months ended June 30, 2026, we received $47.0 million of principal prepayments and early repayments from 15 portfolio companies and $19.4 million of scheduled principal amortization. During the six months ended June 30, 2025, we received $31.7 million of principal prepayments and early repayments from 9 portfolio companies and $20.0 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning portfolio at fair value	$385,098	$346,824	$359,400	$359,897
New debt investments, net(1)	45,598	21,985	75,768	39,132
Scheduled principal amortization	(13,456)	(7,985)	(19,367)	(20,030)
Principal prepayments and early repayments	(33,844)	(26,062)	(46,952)	(31,687)
Accretion of debt investment fees	(220)	2,231	1,371	3,809
Payment-in-kind coupon	969	2,235	1,946	3,055
New warrant investments	583	761	1,033	1,169
New equity investments	105	952	1,003	1,544
Proceeds and dispositions from investments	(373)	(2,528)	(785)	(4,593)
Net realized losses	(7,767)	(12,665)	(7,610)	(16,261)
Net unrealized gains (losses) on investments	2,818	9,489	13,704	(798)
Ending portfolio at fair value	$379,511	$335,237	$379,511	$335,237
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
The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commitments and Fundings (in thousands)	2026	2025	2026	2025
Debt Commitments
New portfolio companies	$37,808	$31,700	$61,308	$54,700
Existing portfolio companies	30,500	24,831	30,500	29,831
Total(1)	$68,308	$56,531	$91,808	$84,531

Funded Debt Investments	$46,520	$22,247	$77,379	$39,739

Equity Investments	$105	$128	$1,003	$528
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of June 30, 2026, we did not have any backlog of potential future commitments. As of December 31, 2025, we had a $2.3 million backlog of future commitments.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$15,354	5.0%	5	$33,569	11.1%	9
White (2)	217,780	70.8	51	242,707	80.3	54
Yellow (3)	54,632	17.8	7	12,579	4.2	4
Orange (4)	19,792	6.4	8	13,121	4.3	7
Red (5)	—	—	—	403	0.1	3
Total	$307,558	100.0%	71	$302,379	100.0%	77
As of June 30, 2026 and December 31, 2025, the weighted average credit ranking of our debt investment portfolio was 2.26 and 2.02, respectively. During the three months ended June 30, 2026, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: 1 portfolio company with a principal balance of $2.8 million was downgraded from White (2) to Orange (4); 1 portfolio company with a principal balance of $7.0 million was downgraded from Yellow (3) to Orange (4); and 1 portfolio company with a principal balance of $7.5 million was downgraded from White (2) to Yellow (3).
As of June 30, 2026, we had investments in seven portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $32.0 million and $16.9 million, respectively. As of December 31, 2025, we had investments in ten portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $32.2 million and $12.6 million, respectively.

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
For the three months ended June 30, 2026, our net increase in net assets resulting from operations was $0.8 million, compared to a net increase of $3.0 million for the three months ended June 30, 2025, which was comprised of $5.5 million and $6.7 million, respectively, of net investment income and $4.7 million and $3.7 million of net realized and unrealized losses, respectively. On a per common share basis for the three months ended June 30, 2026 and 2025, net investment income was $0.23 and $0.28, respectively, and our net increase in net assets from operations was $0.03 and $0.13, respectively.
For the six months ended June 30, 2026, our net increase in net assets resulting from operations was $19.3 million, compared to a net decrease of $6.0 million for the six months ended June 30, 2025, which was comprised of $12.9 million and $11.9 million, respectively, of net investment income and $6.5 million of net realized and unrealized gains and $17.9 million of net realized and unrealized losses, respectively. On a per common share basis for the six months ended June 30, 2026 and 2025, net investment income was $0.54 and $0.50, respectively, and our net increase/(decrease) in net assets from operations was $0.81 and $(0.25), respectively.
Investment Income
Total investment and other income for the three months ended June 30, 2026 and 2025 was $11.2 million and $13.5 million, respectively. Total investment and other income for the six months ended June 30, 2026 and 2025 was $23.5 million and $25.5 million, respectively.
The decrease in total investment and other income for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, is primarily due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio and a lower weighted average portfolio yield on our income-bearing debt investment portfolio.
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
Total operating expenses for the three months ended June 30, 2026 were $5.6 million, compared to $6.8 million for the three months ended June 30, 2025. Total operating expenses for the six months ended June 30, 2026 were $10.4 million, compared to $13.5 million for the six months ended June 30, 2025.
Base management fees for each of the three months ended June 30, 2026 and 2025 were $1.5 million. Base management fees for each of the six months ended June 30, 2026 and 2025 were $3.1 million. Base management fees remained flat during the 2026 periods as compared to the 2025 periods, as we did not issue common stock between periods.
Income incentive fees for the three and six months ended June 30, 2026 totaled $0.7 million and $0.7 million, respectively, as our pre-incentive fee net investment income exceeded the hurdle rate for both periods and income incentive fees for the three and six months ended June 30, 2026 were not reduced by the total return requirement under the Advisory Agreement. However, rather than receiving all income incentive fees earned as of June 30, 2026, the Adviser has elected to defer payment of such income incentive fees until December 31, 2026. There were no income incentive fees accrued for the three and six months ended June 30, 2025, as the income incentive fees were reduced by $1.3 million and $1.4 million, respectively, due to the total return requirement under the Advisory Agreement. We did not incur a capital gains incentive fee during the three and six months ended June 30, 2026 or 2025, primarily due to the current and cumulative realized losses we recorded on our investment portfolio since inception. See “Note 3. Related Party Agreements and Transactions” to our unaudited financial statements with respect to the capital gains incentive fee expense accruals.
For the three months ended June 30, 2026 and 2025, interest and fees on our borrowings totaled $2.2 million and $4.2 million, respectively. For the six months ended June 30, 2026 and 2025, interest and fees on our borrowings totaled $4.5 million and $8.3 million, respectively. Interest and fees decreased during the three and six months ended June 30, 2026, as compared to the corresponding 2025 periods, primarily due to the Fourth Amendment to the Credit Facility we entered into on July 2, 2025 (the “Fourth Amendment”), which, among other things, reduced the applicable margin during the revolving period to 3.05% and reduced the minimum principal utilization threshold. In addition, our weighted average borrowings and weighted average interest rates on such borrowings during the 2026 period were lower than during the 2025 period.

For the three months ended June 30, 2026 and 2025, expenses under the Administration Agreement and general and administrative expenses totaled $1.1 million and $1.1 million, respectively. For the six months ended June 30, 2026 and 2025, expenses under the Administration Agreement and general and administrative expenses totaled $2.2 million and $2.2 million, respectively.

Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains/(losses)” in the consolidated statements of operations.
For the three months ended June 30, 2026 and 2025, we recognized net realized losses of $7.5 million and $13.2 million, respectively, primarily due to the write-offs of investments in certain portfolio companies. For the six months ended June 30, 2026 and 2025, we recognized net realized losses of $7.3 million and $16.4 million, respectively, primarily due to the write-offs of investments in certain portfolio companies.
Unrealized gains and losses are included in “net change in unrealized gains/(losses)” in the consolidated statements of operations.
During the three months ended June 30, 2026, net change in unrealized gains totaled $2.8 million, resulting primarily from market rate adjustments and foreign currency adjustments. During the three months ended June 30, 2025, net change in unrealized gains totaled $9.5 million, resulting primarily from market rate adjustments and foreign currency adjustments. During the six months ended June 30, 2026, net change in unrealized gains totaled $13.8 million, resulting primarily from market rate adjustments, foreign currency adjustments and by the reversal of previously recognized unrealized losses on investments that were written-off during the period. During the six months ended June 30, 2025, net change in unrealized losses totaled $1.5 million, resulting primarily from market rate adjustments and foreign currency adjustments, partially offset by the reversal of previously recognized unrealized losses on investments that were written-off during the period.
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
The following table shows the weighted average annualized portfolio yield on our debt investments, excluding non-income producing investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Ratios (Percentages, on an annualized basis)(1)	2026	2025	2026	2025
Weighted average portfolio yield on debt investments(2)	13.8%	15.5%	14.6%	14.7%
Coupon income	10.1%	11.0%	10.2%	10.9%
Accretion of discount	0.9%	1.4%	1.3%	1.2%
Accretion of end-of-term payments	1.2%	1.5%	1.4%	1.6%
Impact of prepayments during the period	1.6%	1.5%	1.7%	1.0%
_____________
(1)Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period. The calculation of weighted average portfolio yields on debt investments excludes any non-income producing debt investments, but includes debt investments on non-accrual status. Including non-income producing debt investments, the weighted average yield on debt investments for the three months ended June 30, 2026 and 2025 was 13.6% and 15.4%, respectively. Including non-income producing debt investments, the weighted average yield on debt investments for the six months ended June 30, 2026 and 2025 was 14.5% and 14.3%, respectively. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities.
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
For the three months ended June 30, 2026 and 2025, our total return based on the change in net asset value was 0.3% and 1.2%, respectively. For the six months ended June 30, 2026 and 2025, our total return based on the change in net asset value was 7.8% and (2.3)%, respectively. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period. The total return is for the period shown and is not annualized.

The following table shows our return on average total assets and return on average net asset value for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	2026	2025	2026	2025
Net investment income	$5,494	$6,741	$12,855	$11,948
Net increase (decrease) in net assets	$809	$3,017	$19,325	$(5,955)

Average net asset value(2)	$256,966	$252,232	$251,982	$257,872
Average total assets(2)	$390,393	$410,147	$387,006	$420,806

Net investment income to average net asset value(3)	8.6%	10.7%	10.3%	9.3%
Net increase (decrease) in net assets to average net asset value(3)	1.3%	4.8%	15.5%	(4.7)%

Net investment income to average total assets(3)	5.6%	6.6%	6.7%	5.7%
Net increase (decrease) in net assets to average total assets(3)	0.8%	3.0%	10.1%	(2.9)%
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
As of June 30, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 96.6% of our total assets, as compared to 90.5% of our total assets as of December 31, 2025.
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
Cash Flows
During the six months ended June 30, 2026, net cash used in operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $6.4 million and net cash used in financing activities, consisting primarily of net repayments under the Credit Facility and distributions paid, was $21.3 million. As of June 30, 2026, cash and cash equivalents, including restricted cash, was $7.6 million.
During the six months ended June 30, 2025, net cash provided by operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $18.0 million and net cash used in financing activities, consisting primarily of net repayments under the Credit Facility and distributions paid, was $73.3 million. As of June 30, 2025, cash, including restricted cash, was $14.5 million.
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
As of June 30, 2026, we had received capital commitments totaling $386.8 million in connection with our private offering of common stock, of which $354.7 million had been funded. Upon termination of our investment period, which occurred on December 19, 2023, our stockholders were released from funding obligations for any remaining undrawn capital commitments under their respective subscription agreements with us, subject to limited exceptions set forth in the subscription agreements.
Credit Facility
As of June 30, 2026, we had $75.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. As of June 30, 2026, the Credit Facility also included an accordion feature, which allowed the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $125.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of DBNY, as the sole lender. As of June 30, 2026, the revolving period under the Credit Facility is scheduled to expire on July 15, 2027 and the maturity date of the Credit Facility is scheduled for January 15, 2029, unless terminated earlier. As of June 30, 2026, advances under the Credit Facility accrued interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50%, and were subject to certain minimum principal utilization amounts during the revolving period. As of June 30, 2026, the applicable margin was equal to 3.05% during the revolving period, with an increase to 4.05% during the amortization period. See “Note 6 - Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of June 30, 2026 and December 31, 2025, we had outstanding borrowings of $58.0 million and $66.0 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $1.1 million and $1.4 million, respectively, which are included as assets in the consolidated statements of assets and liabilities. As of June 30, 2026 and December 31, 2025, we had $17.0 million and $9.0 million, respectively, of remaining capacity on our Credit Facility.
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
Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to the aggregate amount of our senior securities, which generally includes all of our borrowings and any preferred stock, of at least 150%. As of June 30, 2026, our asset coverage for total borrowings and other senior securities was 290%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2026 and December 31, 2025, our unfunded commitments totaled $92.1 million and $119.4 million, respectively, of which $11.3 million and $13.2 million, respectively, were dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of June 30, 2026 and December 31, 2025:

Unfunded Commitments(1) (in thousands)	June 30, 2026	December 31, 2025
All Inspire Health, Inc.	$9,258	$7,000
Eightfold AI, Inc.	7,000	7,000
Open Space Labs, Inc.	6,000	—
Etched.ai, Inc.	6,000	5,500
Minted, Inc.	5,714	5,714
Waymark, Inc.	5,000	5,000
Bidgely Inc.	5,000	5,000
Artisan AI, Inc.	5,000	5,000
Signal Advisors USA, Inc.	4,583	4,833
Deep Sentinel Corp.	4,500	4,500
Mimic Networks, Inc.	3,750	—
Pair Team, PBC	3,600	3,600
Haus Analytics Inc.	3,333	—
Rigor AI Inc.	3,000	—
Earth Services, Inc.	3,000	3,000
AIGent, Inc.	3,000	—
Total Expert, Inc.	2,500	2,500
Kintsugi AI, Inc.	2,143	—
Bitonic Technology Labs, Inc.	2,000	3,250
Lively, Inc.	1,750	1,750
Skyflow Inc.	1,560	—
Radar Labs, Inc.	1,500	1,500
Freed, Inc.	1,000	—
Hover Inc.	600	1,500
Communify Group LLC	500	—
Planhub Holdings, LLC	313	438
Panorama Education, Inc.	300	300
FloatMe Corp.	200	—
Worldwide Freight Logistics Ltd.	—	753
Union Systems Inc.	—	5,000
ThoughtSpot, Inc.	—	7,000
Simpplr Inc.	—	3,500
Rudderstack, Inc	—	5,000
Observe, Inc.	—	8,000
Muon Space, Inc.	—	2,131
Lightbeam.ai, Inc.	—	2,000
Join Digital, Inc.	—	175
Incode Technologies, Inc.	—	7,000
Hydrow Inc.	—	842
Flashparking, Inc.	—	250
Equafin Corp.	—	6,123
Contoro Inc.	—	3,000
Ao1 Holdings, Inc.	—	1,200
Total	$92,104	$119,359
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
During the six months ended June 30, 2026 and the year ended December 31, 2025, $22.0 million and $46.7 million of unfunded commitments expired or were terminated, respectively. The following table shows additional information on our unfunded commitments regarding milestones and expirations as of June 30, 2026 and December 31, 2025:

Unfunded Commitments(1) (in thousands)	June 30, 2026	December 31, 2025
Dependent on milestones	$11,315	$13,175
Expiring during:
2026	53,661	84,075
2027	25,860	24,952
2028	12,083	10,332
2031	500	$—
Total	$92,104	$119,359
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
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to June 30, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
April 25, 2024	April 29, 2024	May 17, 2024	0.47
August 1, 2024	August 5, 2024	August 23, 2024	0.41
October 31, 2024	November 1, 2024	November 15, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.10	(2)
May 15, 2025	May 16, 2025	May 23, 2025	0.35
July 30, 2025	August 1, 2025	August 22, 2025	0.28
November 11, 2025	November 13, 2025	November 26, 2025	0.28
December 22, 2025	January 2, 2026	January 16, 2026	0.28
April 29, 2026	May 1, 2026	May 22, 2026	0.28
		Total cash distributions	$8.69
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
As of June 30, 2026, we estimated that we had undistributed taxable earnings from distributable earnings of $18.1 million, or $0.76 per common share.
Recent Accounting Pronouncements
None.
Recent Developments
Distribution
On July 29, 2026, the Board declared a $0.28 per share distribution to our common stockholders, payable on August 21, 2026 to stockholders of record on July 31, 2026.
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
As of June 30, 2026, approximately 81.4%, or $272.1 million in principal balance of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based and all Prime-based loans have interest rate floors that are tied to minimum Prime Rates for purposes of calculating interest due of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate or SOFR from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including SOFR.
As of June 30, 2026, our floating rate borrowings totaled $58.0 million, which represented 43.6% of our outstanding debt as of June 30, 2026. As of June 30, 2026, all of our floating rate debt investments were subject to interest-rate floors that are tied to minimum Prime Rates for purposes of calculating interest due set at 3.25% or higher. Because the Prime Rate as of June 30, 2026 was 6.75%, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches the applicable Prime Rate floor, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable Prime Rate floor. In addition, with respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of June 30, 2026. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of June 30, 2026, our interest expense on floating rate borrowings will increase if rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2026 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$6,314	$(1,740)	$4,574
Up 200 basis points	$3,824	$(1,160)	$2,664
Up 100 basis points	$1,475	$(580)	$895
Up 50 basis points	$576	$(290)	$286
Down 50 basis points	$(157)	$290	$133
Down 100 basis points	$(270)	$580	$310
Down 200 basis points	$(469)	$1,160	$691
Down 300 basis points	$(667)	$1,740	$1,073
This analysis is indicative of the potential impact on our investment income as of June 30, 2026, assuming an immediate and sustained change in interest rates as noted. It should be noted that we may have growth in our portfolio funded in part with additional borrowings under the Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after June 30, 2026 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. As of June 30, 2026, we had no interest rate hedging transactions in place, but may seek to enter into such transactions in the future.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. During the six months ended June 30, 2026, we entered into foreign currency forward contracts to limit our foreign currency exposure with respect to the British Pound Sterling and Euro and may seek to enter into similar transactions in the future. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.

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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (filed with the SEC on March 10, 2026) which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. Similarly, we did not repurchase any shares of our equity securities during the quarter ended June 30, 2026.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

TriplePoint Private Venture Credit Inc.

Date: August 14, 2026	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)