Form 10-Q
period 2026-09-30
TriplePoint Private Venture Credit Inc.
filed 2026-11-12
CIK 1792509

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
TriplePoint Private Venture Credit Inc.
2735 Sand Hill Road, Suite 100, Menlo Park, California 94025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
As of November 12, 2026, the registrant had 23,689,363 shares of common stock, $0.01 par value per share, outstanding.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments at fair value (amortized cost of $362,611 and $367,496, respectively)	$388,699	$359,400
Cash and cash equivalents	7,830	17,859
Restricted cash	280	17,438
Interest receivable	2,069	240
Deferred credit facility costs	1,030	1,374
Prepaid expenses and other assets	1,985	760
Unrealized gains on foreign currency forward contracts	7	—
Total assets	$401,900	$397,071

Liabilities
Revolving Credit Facility	$48,000	$66,000
2027 Notes, net of deferred offering costs of $112 and $267, respectively	74,888	74,733
Base management fee payable	1,565	1,565
Income incentive fee payable	5,061	—
Other accrued expenses and liabilities	5,034	6,939
Unrealized losses on foreign currency forward contracts	—	40
Total liabilities	$134,548	$149,277
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000,000 shares authorized; 525 shares issued and outstanding)	$—	$—
Common stock, par value $0.01 per share	237	237
Paid-in capital in excess of par value	351,043	351,043
Total distributable loss	(83,928)	(103,486)
Total net assets	$267,352	$247,794
Total liabilities and net assets	$401,900	$397,071

Shares of common stock outstanding (par value $0.01 per share and 450,000,000 shares authorized)	23,689,363	23,689,363
Net asset value per common share	$11.26	$10.44

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
Interest income from investments	$9,684	$10,539	$30,480	$32,256
Payment-in-kind interest income	1,006	1,234	2,951	4,288
Other income
Expirations/terminations of unfunded commitments	138	84	666	591
Other fees	247	81	522	289
Total investment and other income	11,075	11,938	34,619	37,424

Operating expenses
Base management fee	1,565	1,565	4,643	4,643
Income incentive fee	4,341	—	5,061	—
Interest expense and amortization of fees	2,269	2,305	6,722	10,575
Administration agreement expenses	497	585	1,640	1,705
General and administrative expenses	483	740	1,529	1,809
Total operating expenses	9,155	5,195	19,595	18,732

Net investment income, before taxes	1,920	6,743	15,024	18,692
Excise tax expense	150	—	400	—
Net investment income, after taxes	1,770	6,743	14,624	18,692

Net realized and unrealized gains/(losses)
Net realized gains/(losses) on investments	(2,074)	(598)	(9,325)	(16,699)
Net realized gains/(losses) on foreign currency forward contracts	37	(219)	(25)	(474)
Net change in unrealized gains/(losses) on investments	20,480	(2,929)	34,183	(4,076)
Net change in unrealized gains/(losses) on foreign currency forward contracts	(33)	(19)	47	(420)
Net realized and unrealized gains/(losses)	18,410	(3,765)	24,880	(21,669)

Net increase (decrease) in net assets resulting from operations	$20,180	$2,978	$39,504	$(2,977)

Net increase (decrease) in net assets resulting from operations per common share	$0.85	$0.13	$1.67	$(0.13)
Weighted average shares of common stock outstanding	23,689,363	23,689,363	23,689,363	23,689,363

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands, except share data)

				Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
Common stock		Preferred stock
Shares	Par value	Shares	Par value

Balance at June 30, 2025	23,689,363	$237	525	$—	$351,766	$(102,499)	$249,504
Common stock distributions from distributable earnings	—	—	—	—	—	(6,633)	(6,633)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(15)	(15)
Net increase in net assets resulting from operations	—	—	—	—	—	2,978	2,978
Balance at September 30, 2025	23,689,363	$237	525	$—	$351,766	$(106,169)	$245,834

Balance at December 31, 2024	23,689,363	$237	525	$—	$351,766	$(88,221)	$263,782
Common stock distributions from distributable earnings	—	—	—	—	—	(14,924)	(14,924)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(47)	(47)
Net decrease in net assets resulting from operations	—	—	—	—	—	(2,977)	(2,977)
Balance at September 30, 2025	23,689,363	$237	525	$—	$351,766	$(106,169)	$245,834

Balance at June 30, 2026	23,689,363	$237	525	$—	$351,043	$(97,459)	$253,821
Common stock distributions from distributable earnings	—	—	—	—	—	(6,633)	(6,633)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(16)	(16)
Net increase in net assets resulting from operations	—	—	—	—	—	20,180	20,180
Balance at September 30, 2026	23,689,363	$237	525	$—	$351,043	$(83,928)	$267,352

Balance at December 31, 2025	23,689,363	$237	525	$—	$351,043	$(103,486)	$247,794
Common stock distributions from distributable earnings	—	—	—	—	—	(19,899)	(19,899)
Preferred stock distributions from distributable earnings	—	—	—	—	—	(47)	(47)
Net increase in net assets resulting from operations	—	—	—	—	—	39,504	39,504
Balance at September 30, 2026	23,689,363	$237	525	$—	$351,043	$(83,928)	$267,352

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$39,504	$(2,977)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by / (used in) operating activities:
Fundings and purchases of investments	(88,324)	(83,954)
Principal payments and proceeds from investments	89,811	80,480
Payment-in-kind interest on investments	(2,951)	(4,288)
Net change in unrealized (gains)/losses on investments and foreign currency forward contracts	(34,230)	4,496
Net realized (gains)/losses on investments and foreign currency forward contracts	9,350	17,173
Amortization and accretion of premiums and discounts, net	(3,017)	(5,315)
Amortization of debt fees and issuance costs	499	1,268
Change in operating assets and liabilities:
Interest Receivable, prepaid expenses and other assets	(3,054)	(228)
Base management fee payable	—	5
Income incentive fee payable	5,061	—
Other accrued expenses and liabilities	(1,905)	(774)
Net cash provided by/(used in) operating activities	10,744	5,886
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	65,000	41,000
Repayments under revolving credit facility	(83,000)	(84,000)
Deferred credit facility costs	—	(315)
Common stock distributions paid	(19,899)	(14,924)
Preferred stock distributions paid	(32)	(32)
Net cash used in financing activities	(37,931)	(58,271)
Net change in cash, cash equivalents and restricted cash	(27,187)	(52,385)
Cash, cash equivalents and restricted cash at beginning of period	35,297	69,802
Cash, cash equivalents and restricted cash at end of period	$8,110	$17,417

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$7,830	$14,811
Restricted cash	280	2,606
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$8,110	$17,417

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,109	$8,935
Excise taxes paid	$644	$323

See accompanying notes to consolidated financial statements.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2026
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Overland AI Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 9.75% floor, 2.50% EOT payment)	12/23/2025	$2,250	$2,212	$2,212	6/1/2029
Skysafe, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.25% floor, 4.50% EOT payment)	2/20/2026	2,500	2,498	2,498	2/1/2029
Total Aerospace and Defense - 1.76%*			4,750	4,710	4,710

Business Applications Software
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% cash interest rate + 2.50% PIK interest rate, 12.75% floor)	6/26/2024	10,590	10,545	10,545	6/1/2027
Morty, Inc.(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 11.00% EOT payment)	12/21/2022	7,000	7,620	1,575	12/31/2026
Radar Labs, Inc.	Growth Capital Loan (Prime + 2.15% interest rate, 9.50% floor, 2.25% EOT payment)(2)	9/30/2025	3,500	3,509	3,509	9/1/2028
Simpplr Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 9.50% floor, 4.50% EOT payment)(2)	12/2/2025	875	869	869	12/1/2029
Simpplr Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 9.50% floor, 4.50% EOT payment)	4/1/2026	3,500	3,456	3,448	4/1/2030
			4,375	4,325	4,317
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,836	1,730	12/31/2027
Total Business Applications Software - 8.11%*			27,233	27,835	21,676

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.75% floor, 5.00% EOT payment)	8/8/2024	611	665	665	8/31/2027
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)	5/30/2025	577	620	628	11/1/2027
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)	8/12/2025	615	645	645	2/1/2028
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)	11/12/2025	513	527	528	5/1/2028
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)	2/18/2026	1,394	1,409	1,409	8/1/2028
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)	5/14/2026	416	415	415	8/1/2028
			3,515	3,616	3,625
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	5/4/2022	898	833	627	12/31/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate, 3.75% EOT payment)(2)	10/19/2023	150	139	105	12/31/2028
			1,048	972	732
Vitally, Inc.	Growth Capital Loan (Prime + 3.45% interest rate, 9.70% floor, 2.00% EOT payment)(2)	12/19/2025	2,000	1,976	1,976	6/1/2029
Total Business Products and Services - 2.62%*			7,174	7,229	6,998

Business/Productivity Software
Ao1 Holdings Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 7.75% floor, 3.00% EOT payment)	12/13/2024	795	820	813	12/1/2027
Ao1 Holdings Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 9.00% floor, 3.50% EOT payment)(2)	1/8/2026	1,200	1,200	1,181	1/1/2029
			1,995	2,020	1,994
Bitonic Technology Labs, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 2.75% EOT payment)	8/1/2025	3,750	3,762	3,762	8/1/2029
Bitonic Technology Labs, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 2.75% EOT payment)	2/10/2026	1,250	1,247	1,247	2/1/2030
			5,000	5,009	5,009
Haus Analytics Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.75% floor, 2.50% EOT payment)	5/15/2026	1,667	1,639	1,639	5/1/2030
HeyAutofill, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.25% floor, 4.00% EOT payment)(2)	8/28/2026	1,600	1,578	1,578	8/1/2028

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2026
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Incode Technologies, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 12.25% floor, 5.00% EOT payment)	3/12/2026	3,500	3,422	3,415	3/1/2030
Incode Technologies, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 12.25% floor, 5.00% EOT payment)	5/20/2026	3,500	3,412	3,406	5/1/2030
			7,000	6,834	6,821
Lightbeam.Ai, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 8.75% floor, 2.50% EOT payment)(2)	12/4/2025	3,000	2,974	2,974	6/1/2028
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 13.00% floor, 2.50% EOT payment)	6/6/2025	2,129	2,138	2,138	11/1/2028
PlanHub, Inc.	Growth Capital Loan (SOFR + 7.40% interest rate, 8.15% floor)(12)	9/9/2025	8,750	8,628	8,628	9/9/2031
PlanHub, Inc.	Growth Capital Loan (SOFR + 5.33% interest rate, 6.08% floor)(2)	11/26/2025	250	246	246	9/30/2027
			9,000	8,874	8,874
Sonatus, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.50% floor, 4.00% EOT payment)	12/23/2025	7,000	6,835	6,835	12/1/2029
Total Expert, Inc.	Growth Capital Loan (Prime + 2.15% interest rate, 9.65% floor, 3.00% EOT payment)	9/29/2025	7,500	7,397	7,397	9/1/2029
Trustpoint, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 9.75% floor, 2.00% EOT payment)(2)	6/16/2025	343	345	345	12/1/2027
Veritas Prime LLC	Growth Capital Loan (Prime + 2.25% interest rate, 9.25% floor, 3.50% EOT payment)(2)	2/20/2026	5,000	4,963	4,963	2/1/2029
Workmate Labs, Inc.	Growth Capital Loan (Prime + 0.85% interest rate, 7.85% floor, 2.50% EOT payment)(2)	11/20/2024	300	305	305	11/1/2027
Workmate Labs, Inc.	Growth Capital Loan (Prime + 2.10% interest rate, 9.10% floor, 4.40% EOT payment)(2)	12/31/2025	82	82	82	12/1/2028
			382	387	387
Total Business/Productivity Software - 19.06%*			51,616	50,993	50,954

Commercial Transportation
Regent Craft Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 3.00% EOT payment)	6/2/2025	1,272	1,273	1,273	6/1/2028
Regent Craft Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 3.00% EOT payment)(2)	8/19/2025	1,387	1,380	1,380	8/1/2028
Total Commercial Transportation - 0.99%*			2,659	2,653	2,653

Communications and Networking
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	8/6/2024	4,853	4,868	2,561	8/1/2027
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	1/16/2025	2,080	2,059	1,097	1/1/2028
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 12.50% PIK interest rate, 20.00% floor)(2)	10/31/2025	72	72	47	12/31/2025
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 12.50% PIK interest rate, 20.00% floor)(2)	11/24/2025	278	278	177	12/31/2025
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 12.50% PIK interest rate, 20.00% floor)(2)	12/12/2025	105	105	66	12/31/2025
Total Communications and Networking - 1.48%*			7,388	7,382	3,948

Computer Hardware
Eridu Corporation	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 5.00% EOT payment)	12/31/2025	7,000	7,012	7,012	12/1/2028
Total Computer Hardware - 2.62%*			7,000	7,012	7,012

Consumer Products and Services
Deep Sentinel Corp.	Growth Capital Loan (Prime + 3.00% interest rate, 10.50% floor, 5.00% EOT payment)(2)	9/10/2025	5,500	5,527	5,339	9/1/2028
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	6/27/2022	322	325	29	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	8/12/2022	107	108	10	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	12/9/2022	215	213	19	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	3/1/2023	322	318	29	2/28/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2026
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	10/5/2023	11	11	1	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	12/11/2023	18	18	1	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	2/2/2024	59	58	5	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	6/14/2024	33	31	3	6/30/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	10/15/2024	44	44	3	10/31/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	4/10/2025	45	45	3	4/30/2028
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	11/20/2025	11	11	1	11/30/2028
			1,187	1,182	104
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	2/29/2024	4,444	4,476	4,476	8/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	3/8/2024	556	559	559	9/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	6/28/2024	500	501	501	12/1/2027
			5,500	5,536	5,536
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	1,441	1,500	1,207	8/31/2028
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	10/21/2022	1,441	1,495	1,207	8/31/2028
			2,882	2,995	2,414
Headout Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 4.25% EOT payment)	3/15/2024	695	785	785	3/1/2027
Hydrow, Inc.	Revolver (Prime + 2.00% interest rate, 9.75% floor, 7.00% EOT payment)	12/30/2024	5,211	5,211	3,566	12/30/2026
Hydrow, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 9.00% EOT payment)	12/30/2024	9,949	10,477	6,689	12/1/2027
			15,160	15,688	10,255
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,322	1,413	1,327	12/31/2027
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (8.70% cash interest rate + 5.80% PIK interest rate, 18.00% EOT payment)	11/3/2021	5,360	5,892	4,980	1/1/2028
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (10.95% cash interest rate + 7.30% PIK interest rate, 18.00% EOT payment)(2)	8/17/2022	1,267	1,364	1,175	1/1/2028
			7,949	8,669	7,482
MA Micro Limited(1)(3)(9)	Growth Capital Loan(2)	12/31/2023	1,666	577	332	12/31/2026
MA Micro Limited(1)(3)(9)	Convertible Note(2)	12/31/2023	1,666	1,085	438	12/31/2028
			3,332	1,662	770
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (12.00% PIK interest rate)(2)	12/31/2025	12	12	11	12/31/2028
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	29	45	45	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	40	53	53	2/28/2027
Planet A Foods GmbH(1)(3)	Growth Capital Loan (13.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	515	531	545	10/31/2028
Planet A Foods GmbH(1)(3)	Growth Capital Loan (14.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	425	438	449	10/31/2028
			1,009	1,067	1,092
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	76	3/25/2023
Total Consumer Products and Services - 12.67%*			43,576	43,480	33,864

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 13.00% floor, 6.50% EOT payment)	9/29/2021	5,250	5,277	5,379	7/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest rate, 2.50% EOT payment)(2)	4/25/2024	1,533	1,450	1,450	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 11.00% floor, 4.00% EOT payment)	6/30/2025	7,143	7,239	7,290	6/1/2029

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2026
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Minted, Inc.	Revolver (Prime + 2.50% interest rate, 9.25% floor)(2)	6/30/2025	—	—	—	12/30/2027
			7,143	7,239	7,290
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 15.50% EOT payment)	5/27/2021	6,500	7,204	5,976	3/31/2029
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 15.50% EOT payment)(2)	6/7/2022	1,000	1,099	919	3/31/2029
			7,500	8,303	6,895
Total E-Commerce - Clothing and Accessories - 7.86%*			21,426	22,269	21,014

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate, 5.50% EOT payment)(2)	5/14/2025	9,253	9,662	8,472	5/1/2027
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate, 5.50% EOT payment)(2)	5/14/2025	11,580	12,059	10,615	5/1/2027
Forum Brands, LLC	Growth Capital Loan (Prime + 5.75% PIK interest rate, 13.25% floor, 4.50% EOT payment)(2)	5/14/2025	2,382	2,436	2,192	5/1/2027
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate)(2)	5/14/2025	2,693	2,691	2,467	5/1/2027
Forum Brands, LLC	Convertible Note (12.00% PIK interest rate)(2)	8/8/2025	1	1	—	5/1/2027
Total E-Commerce - Personal Goods - 8.88%*			25,909	26,849	23,746

Educational Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 10.50% floor, 6.25% EOT payment)	4/24/2026	9,500	9,332	9,332	9/1/2028
Panorama Education, Inc.	Revolver (Prime + 2.75% interest rate, 9.50% floor, 5.00% EOT payment)(2)	4/24/2026	—	—	—	8/31/2028
Total Educational Software - 3.49%*			9,500	9,332	9,332

Energy
AiGent, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 10.25% floor, 1.00% EOT payment)(2)	7/10/2026	1,300	1,250	1,250	1/1/2029
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	1,319	1,402	1,414	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	5,000	5,352	5,347	12/31/2026
			6,319	6,754	6,761
Total Energy - 3.00%*			7,619	8,004	8,011

Entertainment Software
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 9.25% interest rate, 12.50% floor, 19.00% EOT payment)(2)	5/17/2022	1,552	1,880	1,876	4/1/2027
Total Entertainment Software - 0.70%*			1,552	1,880	1,876

Environmental Services
Earth Services, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 9.25% floor, 5.75% EOT payment)(2)	12/22/2025	2,000	2,008	2,008	12/1/2028
Earth Services, Inc.	Growth Capital Loan (Prime +5.00% interest rate, 12.00% floor, —% EOT payment)(2)	8/14/2026	1,500	1,468	1,468	8/1/2029
			3,500	3,476	3,476
Rainmaker Technology Corporation	Growth Capital Loan (Prime + 3.50% interest rate, 11.50% floor, 2.75% EOT payment)	1/8/2025	2,918	2,945	2,953	7/1/2028
Total Environmental Services - 2.40%*			6,418	6,421	6,429

Financial Software
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 6.00% EOT payment)	8/14/2024	4,065	4,225	4,096	2/1/2028
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 6.00% EOT payment)	4/22/2025	1,655	1,692	1,660	10/1/2028
			5,720	5,917	5,756
Runway Financial, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.50% floor)(2)	11/21/2025	3,000	2,931	2,783	11/1/2029
Signal Advisors USA, Inc.	Revolver (Prime + 1.75% interest rate, 7.75% floor, 1.35% EOT payment)(2)	9/26/2025	667	667	667	9/26/2028
Total Financial Software - 3.44%*			9,387	9,515	9,206

Healthcare Devices and Supplies

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2026
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Magnus Medical, Inc.	Growth Capital Loan (9.75% interest rate, 2.75% EOT payment)(2)	4/8/2026	701	700	700	4/1/2028
Total Healthcare Devices and Supplies - 0.26%*			701	700	700

Healthcare Services
Pair Team, PBC	Convertible Note (6.00% interest rate)(2)	11/24/2025	100	100	100	11/7/2028
Pair Team, PBC	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 3.25% EOT payment)(2)	12/5/2025	400	404	404	6/1/2028
Total Healthcare Services - 0.19%*			500	504	504

Healthcare Technology Systems
Lively, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 3.00% EOT payment)(2)	12/1/2025	1,750	1,729	1,729	12/1/2029
Lively, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 3.00% EOT payment)(2)	12/1/2025	1,750	1,729	1,729	12/1/2029
Lively, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 3.00% EOT payment)(2)	12/1/2025	1,750	1,729	1,729	12/1/2029
			5,250	5,187	5,187
Total Healthcare Technology Systems - 1.94%*			5,250	5,187	5,187

Information Technology
Etched.ai, Inc.	Revolver (Prime + 4.00% interest rate, 10.75% floor)	4/10/2026	4,000	4,000	4,000	4/30/2028
Sandbox VR, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 10.50% floor, 1.50% EOT payment)(2)	12/16/2025	570	574	574	10/1/2027
Sandbox VR, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 12.25% floor, 4.00% EOT payment)(2)	12/16/2025	4,130	4,116	4,116	10/1/2029
			4,700	4,690	4,690
Vergesense Inc	Growth Capital Loan (Prime + 4.25% interest rate, 11.00% floor, 3.50% EOT payment)	3/31/2026	10,000	9,885	9,885	9/1/2029
Total Information Technology - 6.95%*			18,700	18,575	18,575

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	4,000	4,090	4,090	3/31/2029
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	9/12/2025	500	502	502	3/31/2030
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	2/19/2026	500	498	498	8/31/2030
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	2/19/2026	400	394	394	8/31/2030
			5,400	5,484	5,484
Open Space Labs, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 9.50% floor, 4.75% EOT payment)(2)	5/6/2026	4,000	3,942	3,942	11/1/2029
Total Multimedia and Design Software - 3.53%*			9,400	9,426	9,426

Network Management Software
Mimic Networks, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.25% floor, 5.50% EOT payment)(2)	6/24/2026	1,250	1,244	1,244	6/1/2030
Rigor AI Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 9.75% floor, 4.75% EOT payment)(2)	8/10/2026	3,000	2,976	2,976	8/1/2030
Skyflow Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.75% floor, 3.50% EOT payment)	4/8/2026	7,875	7,839	7,490	4/1/2030
Skyflow Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.75% floor, 3.50% EOT payment)(2)	5/21/2026	565	562	536	5/1/2030
Skyflow Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.75% floor, 3.50% EOT payment)(2)	8/3/2026	735	729	693	8/1/2030
Skyflow Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 3.50% EOT payment)(2)	9/30/2026	825	817	775	9/1/2030
			10,000	9,947	9,494
Synack, Inc.	Growth Capital Loan (Prime + 2.85% interest rate, 9.85% floor, 1.00% EOT Payment)	12/30/2025	9,000	8,898	8,898	12/1/2028
Total Network Management Software - 8.46%*			23,250	23,065	22,612

Other Financial Services

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2026
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Communify Group LLC	Growth Capital Loan (SOFR + 7.50% interest rate, 8.50% floor, —% EOT payment)	6/10/2026	5,995	5,864	5,864	6/10/2031
Jerry Services, Inc.	Growth Capital Loan (10.50% interest rate, 1.50% EOT payment)	11/14/2025	4,000	4,013	4,054	5/1/2029
FloatMe Corp.(1)	Growth Capital Loan (Prime + 3.25% interest rate, 10.00% floor, 3.50% EOT payment)	3/11/2026	4,500	4,408	4,408	3/1/2029
FloatMe Corp.(1)	Revolver (Prime + 5.00% interest rate, 11.75% floor, 1.50% EOT payment)	3/11/2026	340	340	340	3/11/2028
			4,840	4,748	4,748
Total Other Financial Services - 5.49%*			14,835	14,625	14,666

Real Estate Services
Habyt GmbH (f/k/a Common Living Inc.)(1)(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,671	694	9/30/2025
Habyt GmbH (f/k/a Common Living Inc.)(1)(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,967	1,310	9/30/2025
Total Real Estate Services - 0.75%*			7,242	7,638	2,004

Social/Platform Software
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 2.12% EOT payment)	11/30/2021	1,132	897	284	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	1,287	1,054	318	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	1,732	1,419	428	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	2,078	1,703	513	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	2,078	1,703	513	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/27/2021	1,039	851	257	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 8.47% EOT payment)(2)	12/18/2023	152	113	37	1/31/2028
Total Social/Platform Software - 0.88%*			9,498	7,740	2,350

Total Debt Investments - 107.52%*			$322,583	$323,024	$287,453

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2026
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$677
Hermeus Corporation	Preferred Stock(2)	10/30/2024	8,381	44	67
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	6,747	58	103
Overland AI Inc.	Common Stock(2)	12/23/2025	8,722	49	48
Skysafe, Inc.	Preferred Stock	2/20/2026	21,838	12	3
US Chemical Technologies Inc.	Preferred Stock	10/31/2025	125,907	348	262
Total Aerospace and Defense - 0.46%*				672	1,236

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,079	10	22
Total Application Software - 0.01%*				10	22

Automation/Workflow Software
Union Systems Inc.	Common Stock(2)	8/28/2025	111,536	88	88
Total Automation/Workflow Software - 0.03%*				88	88

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	687
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	313
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	78
FlashParking, Inc.	Preferred Stock	6/26/2024	25,838	70	16
				520	407
Morty, Inc.	Preferred Stock	10/1/2021	70,164,447	66	—
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	25
Radar Labs, Inc.	Common Stock(2)	9/30/2025	7,082	19	22
Simpplr Inc.	Common Stock(2)	4/23/2025	15,851	78	25
Uniphore Technologies, Inc.	Common Stock(2)	12/22/2021	10,000	10	29
Total Business Applications Software - 0.45%*				861	1,207

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	29
Alloy Technologies, Inc.	Preferred Stock	8/8/2024	30,561	24	21
				74	50
Cardless Inc.	Common Stock(2)	11/18/2021	20,619	28	4
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	116
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	7
				125	123
Certamen Ventures Inc.	Preferred Stock(2)	10/7/2021	100,288	42	31
Certamen Ventures Inc.	Preferred Stock(2)	12/1/2022	304,309	85	94
Certamen Ventures Inc.	Preferred Stock(2)	12/15/2023	538,703	205	156
Certamen Ventures Inc.	Preferred Stock(2)	3/26/2025	190,577	91	51
				423	332
Mirelo AI GmbH(1)(3)	Preferred Stock(2)	11/28/2025	289	696	672
Muon Space, Inc.	Preferred Stock	12/30/2024	45,499	56	399
Path Robotics, Inc.	Common Stock(2)	12/17/2021	40,579	130	116
Path Robotics, Inc.	Preferred Stock(2)	10/3/2024	20,252	38	60
				168	176
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	70
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	28
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	10
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	11/15/2024	407	7	7

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2026
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
				41	45
Vitally, Inc.	Common Stock(2)	12/19/2025	4,553	19	19
Total Business Products and Services - 0.76%*				2,066	2,036

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	76
Total Business to Business Marketplace - 0.03%*				156	76

Business/Productivity Software
AI2 Incorporated	Common Stock(2)	2/21/2025	29,663	—	58
Ao1 Holdings Inc.	Preferred Stock	12/13/2024	14,162	18	4
Artisan AI, Inc.	Preferred Stock(2)	5/27/2025	9,748	33	33
Bidgely Inc.	Common Stock(2)	7/30/2025	4,318	6	10
Bitonic Technology Labs, Inc.	Common Stock	8/1/2025	12,511	14	52
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	20
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	126,868	48	67
				62	87
Cresta Intelligence Inc.	Common Stock(2)	6/6/2024	4,967	4	11
Haus Analytics Inc.	Common Stock(2)	4/23/2026	10,595	35	64
HeyAutofill, Inc.	Common Stock(2)	8/28/2026	10,533	25	25
Highbeam, Inc.	Common Stock(2)	2/10/2023	40,380	2	146
Incode Technologies, Inc.	Common Stock(2)	7/18/2025	143,818	147	480
Lightbeam.ai, Inc.	Preferred Stock(2)	8/19/2025	137,951	69	69
Luxury Presence, Inc.	Preferred Stock(2)	9/20/2023	17,016	88	66
Luxury Presence, Inc.	Preferred Stock(2)	7/16/2024	3,384	13	13
				101	79
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	62
OnSiteIQ, Inc.	Preferred Stock	6/6/2025	485,950	31	19
Rudderstack, Inc.	Common Stock(2)	6/30/2025	5,054	17	17
Sonatus, Inc.	Preferred Stock	12/23/2025	104,745	242	73
Takeone Network Corp.	Preferred Stock(2)	9/29/2026	8,179	54	54
ThoughtSpot, Inc.	Common Stock(2)	3/3/2025	17,901	113	130
ThoughtSpot, Inc.	Common Stock(2)	8/19/2026	10,000	34	34
			27,901	147	164
Total Expert, Inc.	Common Stock	9/29/2025	114,054	157	139
TrustPoint, Inc.	Common Stock(2)	6/16/2025	43,113	7	53
Veritas Prime LLC	Preferred Stock(2)	2/20/2026	688	24	18
Workmate Labs, Inc.	Common Stock(2)	11/20/2024	1,238	—	—
Total Business/Productivity Software - 0.64%*				1,198	1,717

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	—
Total Commercial Services - —%*				6	—

Commercial Transportation
Regent Craft Inc.	Common Stock	5/30/2025	92,477	87	277
Total Commercial Transportation - 0.10%*				87	277

Communications and Networking
Join Digital, Inc.	Common Stock	8/6/2024	50,021	78	1
Join Digital, Inc.	Common Stock(2)	11/24/2025	168,021	2	2
Total Communications and Networking - —%*				80	3

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

Computer Hardware

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2026
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Contoro Inc.	Common Stock(2)	9/30/2025	2,884	32	32
Eridu Corporation	Preferred Stock	3/31/2025	143,286	75	298
Eridu Corporation	Preferred Stock	8/6/2026	10,386	23	23
			153,672	98	321
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	26,386	92	61
Standard Bots Company	Preferred Stock(2)	11/13/2025	12,122	29	165
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Total Computer Hardware - 0.26%*				290	688

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	743
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	93
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	223
Activehours, Inc.	Preferred Stock(2)	4/19/2024	3,906	16	47
				241	1,106
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	1,040
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.81%*				339	2,176

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock(2)	12/18/2023	49,020	311	608
Total Consumer Non-Durables - 0.23%*				345	625

Consumer Products and Services
Baby Generation, Inc.	Common Stock(2)	1/26/2022	13,587	10	10
The Black Tux Holdings, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	450
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares(2)	10/7/2022	192	9	—
Deep Sentinel Corp.	Preferred Stock(2)	9/10/2025	87,901	84	45
Elektra Mobility Inc.	Preferred Stock(2)	5/6/2022	38,217	25	25
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ephemeral Solutions, Inc.	Common Stock(2)	2/2/2024	135,353	1	—
				13	—
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	26
FitOn, Inc.	Common Stock	2/29/2024	33,548	74	44
FitOn, Inc.	Common Stock	6/26/2024	3,355	7	4
				81	48
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	18	23	—
Flink SE(1)(3)(11)	Preferred Stock(2)	8/21/2024	—	—	—
				23	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	9
Headout Inc.	Common Stock	3/15/2024	11,754	58	15
Hydrow, Inc.	Common Stock	2/9/2021	74,157	70	—
Hydrow, Inc.	Common Stock	8/6/2021	455,798	35	—
Hydrow, Inc.	Common Stock	8/6/2021	284,835	25	—
Hydrow, Inc.	Preferred Stock	12/30/2024	4,071,050	16	—
				146	—
JOKR S.a.r.l.	Preferred Stock(2)	4/24/2026	55,714	73	73
Lower Holding Company	Preferred Stock(2)	12/28/2022	98,856	47	6
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock(2)	8/25/2023	31,796	118	155
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	28
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	8/27/2024	20,775	37	37
				67	65
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2026
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	3
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	24
Tripscout, Inc.	Preferred Stock(2)	8/30/2022	12,768	5	5
			50,300	12	29
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Total Consumer Products and Services - 0.39%*				1,037	1,042

Database Software
Cohesity Global, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	20
SiSense, Inc.	Success Fee(2)	12/28/2021	—	95	233
TetraScience, Inc.	Preferred Stock	1/24/2025	53,050	10	89
Total Database Software - 0.13%*				126	342

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	23
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	71
FabFitFun, Inc.	Common Stock	6/30/2025	101,326	231	128
				642	222
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	132
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	—
Trendly, Inc.	Preferred Stock	9/29/2026	53,571	—	—
				115	—
Total E-Commerce - Clothing and Accessories - 0.13%*				1,057	354

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/6/2021	14,143	146	—
Forum Brands, LLC	Preferred Stock(2)	12/23/2021	12,964	188	—
Forum Brands, LLC	Preferred Stock(2)	10/11/2023	2,829	42	—
				376	—
Merama Inc.	Preferred Stock(2)	4/28/2021	71,728	589	412
Total E-Commerce - Personal Goods - 0.15%*				965	412

Educational Software
Panorama Education, Inc.	Preferred Stock	7/30/2024	4,139	23	2
Panorama Education, Inc.	Preferred Stock(2)	8/27/2025	591	3	—
Panorama Education, Inc.	Common Stock	4/24/2026	20,399	212	62
Total Educational Software - 0.02%*				238	64

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.07%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	11
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	3
Arcadia Power, Inc.	Preferred Stock	3/31/2026	652	1	1
				195	15
Haven Energy Inc.	Preferred Stock	8/19/2024	52,486	53	106
Haven Energy Inc.	Preferred Stock(2)	7/25/2025	22,494	13	45
				66	151
Heron Power Electronics Company	Common Stock(2)	7/27/2026	910	11	11
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	2,684
Valar Atomics Inc.	Common Stock(2)	11/9/2025	17,103	60	1,319
Total Energy - 1.56%*				369	4,180

Entertainment Software
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	3

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2026
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2024	53,335	33	4
Total Entertainment Software - —%*				93	7

Environmental Services
Earth Services, Inc.	Preferred Stock(2)	3/1/2024	143,196	63	113
Earth Services, Inc.	Preferred Stock(2)	3/7/2025	97,350	62	62
				125	175
Rainmaker Technology Corporation	Common Stock	1/8/2025	24,380	45	65
Total Environmental Services - 0.09%*				170	240

Financial Software
Kintsugi AI, Inc.	Common Stock(2)	5/11/2026	24,160	121	121
Ocrolus Inc.	Common Stock	8/14/2024	70,132	58	175
Runway Financial, Inc.	Common Stock(2)	8/21/2025	33,976	46	66
Signal Advisors USA, Inc.	Preferred Stock(2)	9/26/2025	6,430	23	17
Wisetack, Inc.(1)	Common Stock(2)	12/21/2022	23,086	84	36
Zolve Innovations Inc.	Preferred Stock(2)	7/28/2022	3,172	9	9
Total Financial Software - 0.16%*				341	424

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	3
Total General Media and Content - —%*				5	3

Healthcare Devices and Supplies
Magnus Medical, Inc.	Common Stock(2)	4/8/2026	1,817	5	5
Total Healthcare Devices and Supplies -—%*				5	5

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock(2)	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	11,186	51	2,702
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	1,351
OpenLoop Health, Inc.	Preferred Stock(2)	11/20/2023	16,779	89	4,053
OpenLoop Health, Inc.	Preferred Stock(2)	9/30/2024	43,625	315	10,539
				480	18,645
Pair Team, PBC	Preferred Stock(2)	7/29/2025	399	—	—
Pair Team, PBC	Preferred Stock(2)	8/7/2026	15,473	—	—
			15,872	—	—
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	96,516	79	42
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	29
Waymark, Inc.	Preferred Stock(2)	9/24/2025	5,082	10	10
Wispr AI, Inc.	Common Stock(2)	5/31/2022	5,682	3	29
Total Healthcare Services - 7.10%*				623	18,972

Healthcare Technology Systems
All Inspire Health, Inc.	Preferred Stock(2)	5/14/2025	117,883	116	145
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock(2)	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	7
Freed Inc.	Common Stock(2)	3/27/2026	151	—	1
K Health, Inc.	Common Stock	7/14/2023	61,224	187	169
Lively, Inc.	Common Stock(2)	11/7/2025	13,519	67	18
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56	228	—
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.20%*				1,010	535

Human Capital Services
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	893
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	21

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2026
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
				109	914
Total Human Capital Services - 0.34%*				109	914

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	200
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock(2)	5/1/2023	53,879	38	—
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	2
Total Information Services (B2C) - 0.08%*				192	202

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/19/2024	307,570	250	16,561
Etched.ai, Inc.	Common Stock(2)	7/18/2025	12,110	42	653
				292	17,214
Sandbox VR, Inc.	Common Stock(2)	12/16/2025	10,894	31	19
Vergesense Inc	Common Stock	3/31/2026	58,493	107	106
Total Information Technology - 6.49%*				430	17,339

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/27/2020	2,775	90	91
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	101
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	9/29/2023	1,951	84	81
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	4/5/2024	4,476	84	260
Total Infrastructure - 0.20%*				323	533

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	114
Sidecar Health, Inc.	Preferred Stock(2)	8/26/2021	32,620	34	41
Total Life and Health Insurance - 0.06%*				63	155

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock	2/28/2023	175,000	44	2
				92	2
Open Space Labs, Inc.	Common Stock(2)	5/6/2026	143,379	133	135
Total Medical Software and Information Services - 0.05%*				225	137

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	83
Hover Inc.	Preferred Stock	9/10/2024	9,182	18	17
Hover Inc.	Preferred Stock	9/12/2025	9,182	17	17
Total Multimedia and Design Software - 0.04%*				112	117

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Rigor AI Inc.	Common Stock(2)	4/13/2026	27,189	—	—
Skyflow Inc.	Preferred Stock	6/26/2023	39,890	31	4
Skyflow Inc.	Preferred Stock	9/27/2024	15,956	25	2
Skyflow Inc.	Preferred Stock	4/8/2026	18,885	3	2
				59	8
Synack, Inc.	Common Stock	12/30/2025	40,576	68	45
Total Network Management Software - 0.09%*				307	233

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock(2)	5/16/2023	35,857	361	957
FloatMe Corp.(1)	Common Stock	3/11/2026	45,328	126	142
Jerry Services, Inc.	Preferred Stock	6/13/2022	2,235	8	20

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2026
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	130
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	76
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	8
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	15
Relay Commerce, Inc.	Preferred Stock(2)	4/4/2024	36,200	26	21
				97	120
Total Other Financial Services - 0.51%*				765	1,369

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	36
Homelight, Inc.	Preferred Stock(2)	7/27/2022	3,988	8	7
Homeward, Inc.	Preferred Stock(2)	12/10/2021	207,106	148	155
Homeward, Inc.	Preferred Stock(2)	9/18/2025	310,666	270	233
				418	388
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/27/2020	26,362	83	107
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/25/2022	3,279	1	11
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	6/29/2023	34,977	11	120
				95	238
Side, Inc.	Preferred Stock(2)	7/29/2020	71,501	57	230
True Footage, Inc.	Preferred Stock(2)	11/24/2021	88,762	122	579
Total Real Estate Services - 0.56%*				754	1,499

Social/Platform Software
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	—
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	—
Sylva, Inc.	Preferred Stock(2)	7/14/2025	19,788	—	—
Total Social/Platform Software - —%*				60	—

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	47,494	132	132
Appex Group, Inc.	Preferred Stock(2)	4/14/2022	11,004	36	36
				168	168
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	57
Total Software Development Applications - 0.08%*				233	225

Total Warrant Investments - 22.35%*				$15,965	$59,751

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2026
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Aerospace and Defense
Hermeus Corporation	Preferred Stock(2)	10/30/2024	17,958	$300	$366
Total Aerospace and Defense - 0.14%*				300	366

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	7/18/2024	8,387	500	500
Total Application Software - 0.19%*				500	500

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	295
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	249
Radar Labs, Inc.	Preferred Stock(2)	9/30/2025	47,425	250	275
Tide Holdings Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	634
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.60%*				1,351	1,597

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	114
Cresta Intelligence Inc.	Preferred Stock(2)	9/30/2024	55,441	250	250
D-Wave Quantum Inc.	Common Stock(2)(14)	1/20/2026	8,786	99	146
Mirelo AI GmbH(1)(3)	Preferred Stock(2)	12/22/2025	63	99	99
Mirelo AI GmbH(1)(3)	Preferred Stock(2)	12/22/2025	33	142	142
				241	241
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	6
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	66
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	26
				595	98
Printful, Inc. Holdco. (fka Printify, Inc.)	Common Stock(2)	11/14/2024	11,120	24	24
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	3/28/2024	31,818	611	546
Quick Commerce Ltd.(1)(3)	Ordinary Shares(2)	3/28/2024	112,770,108	26	1
				637	547
Total Business Products and Services - 0.53%*				2,046	1,420

Business/Productivity Software
AI2 Incorporated	Preferred Stock(2)	1/3/2024	280,424	830	830
Ao1 Holdings Inc.	Preferred Stock(2)	12/13/2024	16,573	50	31
Artisan AI, Inc.	Preferred Stock(2)	1/27/2025	36,241	400	400
Brilliance Technologies Holdings, L.P.	Limited Partnership Interest(2)	5/16/2025	8,647	824	823
Continental Topco, L.P.	Limited Partnership Interest(2)	2/14/2025	928	168	168
Luxury Presence, Inc.	Preferred Stock(2)	7/24/2025	19,217	250	250
Rudderstack, Inc.	SAFE(2)	6/30/2025	1	50	50
Snowflake Inc.	Common Stock(2)(14)	2/2/2026	761	200	258
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
TrustPoint, Inc.	Preferred Stock(2)	5/16/2025	45,164	50	76
Total Business/Productivity Software - 1.17%*				3,072	3,130

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	261	179
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	130
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	319
Total Business to Business Marketplace - 0.23%*				950	628

Computer Hardware
Eridu Corporation	Preferred Stock(2)	3/17/2026	124,933	350	350
Standard Bots Company	Preferred Stock(2)	3/23/2026	3,345	100	100

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2026
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Computer Hardware - 0.17%*				450	450

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	235
Total Consumer Finance - 0.09%*				100	235

Consumer Products and Services
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	57
GrubMarket, Inc.	Common Stock(2)	8/2/2024	1	4,175	5,364
Hydrow, Inc.	Common Stock(2)	12/14/2020	610,584	166	—
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	327,630	165	1
				331	1
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	5,929	347	114
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	1,173	69	23
JOKR S.a.r.l.(1)(3)	Common Stock(2)	6/19/2025	595	35	2
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	99,189	662	1,312
				1,113	1,451
Nakdcom One World AB(1)(3)	Hybrid(2)(13)	12/30/2025	1	1,519	1,464
Nakdcom One World AB(1)(3)	Common Stock(2)	12/30/2025	819,408	96	93
				1,615	1,557
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	219
TMRW Sports, Inc.	Preferred Stock(2)	11/9/2023	40,174	500	500
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 3.55%*				8,296	9,481

Database Software
ON-0731 Fund II LP(1)	Limited Partnership Interest(2)	8/29/2024	—	250	250
TetraScience, Inc.	Preferred Stock(2)	3/16/2026	8,544	58	58
Total Database Software - 0.12%*				308	308

E-Commerce - Personal Goods
Forum Brands, LLC	Common Stock(2)	7/16/2021	493	90	—
Merama Inc.	Preferred Stock(2)	4/30/2021	5,433	31	51
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	57
Merama Inc.	Preferred Stock(2)	9/13/2021	3,862	62	53
				106	161
Total E-Commerce - Personal Goods - 0.06%*				196	161

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.11%*				264	294

Energy
AiGent, Inc.	Preferred Stock(2)	6/16/2026	47,057	105	115
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	65
Arcadia Power, Inc.	Preferred Stock(2)	3/31/2026	9,033	21	23
				188	88
Haven Energy Inc.	Preferred Stock(2)	10/9/2024	37,489	77	129
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	2,037
Valar Atomics Inc.	Preferred Stock(2)	3/9/2026	6,753	370	558
Total Energy - 1.09%*				1,440	2,927

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	142
Total Financial Services - 0.05%*				150	142

Food Products

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2026
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Petfolk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	275
Total Healthcare Services - 0.17%*				720	463

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	56
Total Information Services (B2C) - 0.02%*				150	56

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/9/2024	307,570	500	17,006
Total Information Technology - 6.36%*				500	17,006

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	130
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	101
Total Infrastructure - 0.09%*				161	231

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	65
Total Multimedia and Design Software - 0.02%*				58	65

Network Management Software
Skyflow Inc.	Preferred Stock(2)	1/22/2024	19,945	62	32
Skyflow Inc.	Preferred Stock(2)	9/27/2024	143,604	450	230
Total Network Management Software - 0.10%*				512	262

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	11
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	830
Total Other Financial Services - 0.31%*				698	841

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Firemaps, Inc.	Preferred Stock(2)	11/18/2025	98,091	350	350
Habyt GmbH(1)	Preferred Stock(2)	2/21/2023	400	443	—
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	180
Total Real Estate Services - 0.21%*				942	573

Social/Platform Software
ClassPass Aggregator, LLC	Preferred Stock(2)	3/17/2026	2,625	43	34
Total Social/Platform Software - 0.01%*				43	34

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	172
Total Software Development Applications - 0.06%*				250	172

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2026
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Total Equity Investments - 15.52%*				$23,622	$41,495

Total Investments in Portfolio Companies - 145.39%*(4)(5)				$362,611	$388,699

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund (3.78% Current Market Yield)	Cash Equivalents	PRM	$7,402	$7,402
Total Cash Equivalents - 2.77%*			$7,402	$7,402

Foreign Currency Forward Contracts
Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Gain/(Loss)
British Pound Sterling (GBP)	10/27/2026	Zions Bancorporation, N.A.	£1,000	Sold	$1,331	$4
Euro (EUR)	10/27/2026	Zions Bancorporation, N.A.	€500	Sold	570	3
Total Foreign Currency Forward Contracts - —%*					$1,901	$7
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2026, non-qualifying assets represented 8.1% of the Company’s total assets, at fair value.
(2)As of September 30, 2026, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of September 30, 2026, the Company’s portfolio company investments that were subject to restrictions on sales totaled $388.3 million at fair value and represented 145.2% of the Company’s net assets. In addition, unless otherwise indicated, as of September 30, 2026, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(5)Except for equity in two public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $69.8 million, $(43.7) million and $26.2 million, respectively, for the September 30, 2026 investment portfolio. The tax cost of investments is $364.7 million.
(7)Debt is on non-accrual status as of September 30, 2026 and is therefore considered non-income producing. Non-accrual investments as of September 30, 2026 had a total cost and fair value of $31.9 million and $10.1 million, respectively.
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
(13)This Hybrid equity investment is perpetual and has no specific maturity date, and it accrues interest at an annual rate of 16.0% that can be capitalized at the election of the portfolio company. The Company has not recorded any income in connection with the Hybrid equity investment for the nine months ended September 30, 2026.
(14)Investment is publicly traded and listed on New York Stock Exchange and is not subject to restrictions on sales.

*    Value as a percentage of net assets.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	10/30/2024	$2,412	$2,463	$2,570	4/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	12/13/2024	1,102	1,119	1,170	6/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	3/18/2025	941	949	998	9/1/2028
Hermeus Corporation	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 5.75% EOT payment)	5/30/2025	741	744	786	11/1/2028
			5,196	5,275	5,524
Overland AI Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 9.75% floor, 2.50% EOT payment)(2)	12/23/2025	2,250	2,180	2,180	6/1/2029
US Chemical Technologies, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 10.75% floor, 4.50% EOT payment)(2)	10/31/2025	6,500	6,111	6,111	10/1/2029
Total Aerospace and Defense - 5.58%*			13,946	13,566	13,815

Business Applications Software
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% interest rate + 2.50% PIK interest rate, 12.75% floor)	6/26/2024	10,392	10,300	10,300	6/1/2027
Morty, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 11.00% EOT payment)	12/21/2022	7,000	7,552	6,904	12/31/2026
Radar Labs, Inc.	Growth Capital Loan (Prime + 2.15% interest rate, 9.50% floor, 2.25% EOT Payment)(2)	9/30/2025	3,500	3,485	3,485	9/1/2028
Simpplr Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.00% floor, 1.50% EOT Payment)	4/23/2025	2,625	2,637	2,637	4/1/2026
Simpplr Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 9.50% floor, 4.50% EOT Payment)(2)	12/2/2025	875	858	858	12/1/2029
			3,500	3,495	3,495
Tide Platform Limited(1)(3)	Revolver (10.25% interest rate, 4.00% EOT payment)	2/22/2021	1,768	1,835	1,731	12/31/2027
Total Business Applications Software - 10.46%*			26,160	26,667	25,915

Business Products and Services
Alloy Technologies, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 13.75% floor, 5.00% EOT payment)	8/8/2024	1,057	1,083	1,083	8/31/2027
Certamen Ventures Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 15.00% floor, 5.00% EOT payment)	11/30/2021	4,400	4,592	4,592	11/30/2026
Equafin Corp.	Growth Capital Loan (Prime + 1.25% interest rate, 8.00% floor, 3.50% EOT payment)(2)	4/17/2025	877	878	878	4/1/2028
Mirelo AI GmbH(1)(3)	Growth Capital Loan (10.00% interest rate, 6.75% EOT payment)(2)	1/15/2025	429	434	496	1/1/2028
Mirelo AI GmbH(1)(3)	Growth Capital Loan (9.00% interest rate, 6.75% EOT payment)(2)	6/11/2025	480	478	489	6/1/2028
			909	912	985
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)	5/30/2025	951	961	988	11/1/2027
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)(2)	8/12/2025	937	935	935	2/1/2028
Muon Space, Inc.	Growth Capital Loan (Prime interest rate, 7.00% floor, 6.00% EOT payment)(2)	11/12/2025	713	702	702	5/1/2028
			2,601	2,598	2,625
Path Robotics, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.00% floor, 4.00% EOT payment)	10/3/2024	7,000	7,071	6,954	4/1/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate,, 3.75% EOT payment)(2)	5/4/2022	859	763	614	12/31/2028
Quick Commerce Ltd.(1)(3)	Growth Capital Loan (6.00% PIK interest rate,, 3.75% EOT payment)(2)	10/19/2023	143	127	102	12/31/2028
			1,002	890	716
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 9.00% floor, 5.75% EOT payment)(2)	10/28/2021	2,422	2,469	257	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 13.50% floor, 5.75% EOT payment)(2)	5/12/2023	42	42	4	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	12/22/2023	25	25	3	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	6/14/2024	8	8	1	1/31/2025

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	7/26/2024	25	25	3	1/31/2025
Rally Network, Inc.(7)	Revolver (Prime + 5.75% PIK interest rate, 14.25% floor, 5.75% EOT payment)(2)	11/27/2024	27	27	3	1/31/2025
			2,549	2,596	271
Vitally, Inc.	Growth Capital Loan (Prime + 3.45% interest rate, 9.70% floor, 2.00% EOT payment)(2)	12/19/2025	2,000	1,961	1,961	6/1/2029
Worldwide Freight Logistics Limited(1)(3)	Revolver (Prime + 4.75% interest rate, 8.00% floor, 3.00% EOT payment)(2)	6/15/2022	207	213	222	3/31/2026
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	10/20/2023	110	122	135	10/31/2026
Worldwide Freight Logistics Limited(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 13.75% floor, 6.00% EOT payment)(2)	11/15/2024	296	296	314	5/31/2028
			613	631	671
Total Business Products and Services - 8.37%*			23,008	23,212	20,736

Business/Productivity Software
Ao1 Holdings Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 7.75% floor, 3.00% EOT payment)	12/13/2024	1,269	1,277	1,277	12/1/2027
Bitonic Technology Labs, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 2.75% EOT payment)(2)	8/1/2025	3,750	3,731	3,731	8/1/2029
Lightbeam.ai, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 8.75% floor, 2.50% EOT payment)(2)	12/4/2025	3,000	2,908	2,908	6/1/2028
Manufactured Networks, Inc.(7)	Revolver (Prime + 12.25% PIK interest rate, 20.75% floor, 1.00% EOT payment)(2)	9/13/2023	2,630	2,668	132	6/30/2025
Observe, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 9.75% floor, 3.25% EOT payment)(2)	10/1/2025	4,000	3,889	4,015	10/1/2029
OnSiteIQ, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 13.00% floor, 2.50% EOT payment)	6/6/2025	2,129	2,120	2,120	11/1/2028
PlanHub, Inc.	Growth Capital Loan (SOFR + 7.40% interest rate, 8.15% floor)(12)	9/9/2025	8,750	8,624	8,624	9/9/2031
PlanHub, Inc.	Growth Capital Loan (SOFR + 5.33% interest rate, 6.08% floor)(2)	11/26/2025	63	62	62	9/30/2027
			8,813	8,686	8,686
Sonatus, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.50% floor, 4.00% EOT payment)(2)	12/23/2025	7,000	6,693	6,693	12/1/2029
Total Expert, Inc.	Growth Capital Loan (Prime + 2.15% interest rate, 9.65% floor, 3.00% EOT payment	9/29/2025	7,500	7,329	7,329	9/1/2029
Trustpoint, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 9.75% floor, 2.00% EOT payment)(2)	6/16/2025	500	493	493	12/1/2027
Workmate Labs, Inc.	Growth Capital Loan (Prime + 0.85% interest rate, 7.85% floor, 2.50% EOT payment)(2)	11/20/2024	300	302	302	11/1/2027
Workmate Labs, Inc.	Growth Capital Loan (Prime + 2.10% interest rate, 9.10% floor, 4.40% EOT payment)(2)	12/31/2025	82	81	81	12/1/2028
			382	383	383
Total Business/Productivity Software - 15.24%*			40,973	40,177	37,767

Commercial Transportation
Regent Craft Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 3.00% EOT payment)	6/2/2025	1,500	1,467	1,467	6/1/2028
Regent Craft Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 3.00% EOT payment)(2)	8/19/2025	1,500	1,458	1,458	8/1/2028
Total Commercial Transportation - 1.18%*			3,000	2,925	2,925

Communications and Networking
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	8/6/2024	4,853	4,868	3,434	8/1/2027
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 2.00% EOT payment)	1/16/2025	2,080	2,059	1,446	1/1/2028
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 12.50% PIK interest rate, 20.00% floor)(2)	10/31/2025	72	72	54	12/31/2025
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 12.50% PIK interest rate, 20.00% floor)(2)	11/24/2025	278	278	207	12/31/2025
Join Digital, Inc.(7)	Growth Capital Loan (Prime + 12.50% PIK interest rate, 20.00% floor)(2)	12/12/2025	105	105	78	12/31/2025
Total Communications and Networking - 2.11%*			7,388	7,382	5,219

Computer Hardware

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Eridu Corporation	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 5.00% EOT payment)(2)	12/31/2025	7,000	6,856	6,856	12/1/2028
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	10/17/2022	41	45	45	10/31/2026
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	1/27/2023	143	153	154	1/31/2027
Quantum Circuits, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.50% EOT payment)(2)	5/11/2023	1,000	1,065	1,065	12/31/2025
			1,184	1,263	1,264
Standard Bots Company	Growth Capital Loan (Prime + 2.00% interest rate, 9.25% floor, 3.75% EOT payment)(2)	12/31/2025	2,500	2,447	2,447	6/1/2028
Total Computer Hardware - 4.26%*			10,684	10,566	10,567

Consumer Products and Services
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	4/14/2022	723	724	266	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	7/14/2022	268	266	106	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	11/14/2022	69	67	27	8/31/2031
Dance GmbH(1)(3)(7)	Growth Capital Loan (6.25% EOT payment)(2)(9)	3/15/2023	529	502	199	8/31/2031
			1,589	1,559	598
Deep Sentinel Corp.	Growth Capital Loan (Prime + 3.00% interest rate, 10.50% floor, 5.00% EOT payment)(2)	9/10/2025	5,500	5,408	5,408	9/1/2028
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	6/27/2022	322	325	80	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	8/12/2022	107	108	27	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	12/9/2022	215	213	54	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.50% EOT payment)(2)	3/1/2023	322	318	80	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	10/5/2023	11	11	3	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	12/11/2023	18	18	4	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	2/2/2024	59	58	14	2/28/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	6/14/2024	33	31	7	6/30/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	10/15/2024	44	44	9	10/31/2027
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	4/10/2025	45	45	9	4/30/2028
Ephemeral Solutions, Inc.(7)	Growth Capital Loan (Prime + 7.50% PIK interest rate, 16.00% floor, 6.00% EOT payment)(2)	11/20/2025	11	11	2	11/30/2028
			1,187	1,182	289
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	2/29/2024	4,444	4,430	4,430	8/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	3/8/2024	556	553	553	9/1/2027
FitOn, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	6/28/2024	500	496	496	12/1/2027
			5,500	5,479	5,479
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	7/5/2022	1,495	1,544	1,544	8/31/2028
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest rate, 6.75% EOT payment)(2)	10/21/2022	1,495	1,537	1,537	8/31/2028
			2,990	3,081	3,081
Headout Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 11.75% floor, 4.25% EOT payment)	3/15/2024	1,864	1,918	1,922	3/1/2027
Hydrow, Inc.	Revolver (Prime + 2.00% interest rate, 9.75% floor, 7.00% EOT payment)	12/30/2024	5,309	5,309	4,798	12/30/2026
Hydrow, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 9.00% EOT payment)	12/30/2024	9,949	10,185	8,815	12/1/2027
			15,258	15,494	13,613
JOKR S.a.r.l.(1)(3)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	10/14/2021	1,322	1,396	1,340	6/30/2026

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (8.70% cash interest rate + 5.80% PIK interest rate, 14.00% EOT payment)	11/3/2021	5,130	5,522	5,002	12/31/2026
JOKR S.a.r.l.(1)(3)	Growth Capital Loan (10.95% cash interest rate + 7.30% PIK interest rate, 14.00% EOT payment)(2)	8/17/2022	1,199	1,260	1,175	12/31/2026
			7,651	8,178	7,517
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	1,666	577	344	12/31/2026
MA Micro Limited(1)(3)	Convertible Note(2)(9)	12/31/2023	1,666	1,085	454	12/31/2028
MA Micro Limited(1)(3)	Growth Capital Loan(2)(9)	12/31/2023	555	474	101	12/31/2028
			3,887	2,136	899
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 12.00% PIK interest rate)(2)	12/31/2025	12	12	12	12/31/2028
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	6/30/2022	165	206	206	6/30/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	12/30/2022	112	123	123	12/31/2026
Planet A Foods GmbH(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.00% EOT payment)(2)	2/28/2023	107	116	116	2/28/2027
Planet A Foods GmbH(1)(3)	Growth Capital Loan (13.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	515	520	554	10/31/2028
Planet A Foods GmbH(1)(3)	Growth Capital Loan (14.50% interest rate, 8.00% EOT payment)(2)	10/2/2024	425	429	457	10/31/2028
			1,324	1,394	1,456
Project 1920, Inc.(7)	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	350	357	76	3/25/2023
Spinn, Inc.(7)	Growth Capital Loan (Prime + 4.75% interest rate, 8.00% floor, 4.50% EOT payment)(2)	2/24/2022	794	819	—	8/31/2024
Total Consumer Products and Services - 16.28%*			47,906	47,017	40,350

Database Software
TetraScience, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.25% floor, 6.00% EOT payment)	1/24/2025	5,000	5,047	5,047	7/1/2028
Total Database Software - 2.04%			5,000	5,047	5,047

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 13.00% floor, 6.50% EOT payment)	9/29/2021	5,250	5,026	5,026	7/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest rate, 2.50% EOT payment)(2)	4/25/2024	1,432	1,327	1,327	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 11.00% floor, 4.00% EOT payment)	6/30/2025	7,143	7,180	7,177	6/1/2029
Minted, Inc.	Revolver (Prime + 2.50% interest rate, 9.25% floor)(2)	6/30/2025	—	—	—	12/30/2027
Minted, Inc.	Revolver (Prime + 2.00% interest rate, 8.75% floor)(2)	8/29/2025	—	—	—	12/30/2027
			7,143	7,180	7,177
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.75% EOT payment)	5/27/2021	6,500	7,124	6,863	3/31/2027
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.75% EOT payment)(2)	6/7/2022	1,000	1,075	1,059	3/31/2027
			7,500	8,199	7,922
Total E-Commerce - Clothing and Accessories - 8.66%*			21,325	21,732	21,452

E-Commerce - Personal Goods
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate, 5.50% EOT payment)(2)	5/14/2025	8,452	8,834	7,987	5/1/2027
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate, 5.50% EOT payment)(2)	5/14/2025	10,578	10,986	10,005	5/1/2027
Forum Brands, LLC	Growth Capital Loan (Prime + 5.75% PIK interest rate, 13.25% floor, 4.50% EOT payment)(2)	5/14/2025	2,155	2,172	2,043	5/1/2027
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest rate)(2)	5/14/2025	2,460	2,457	2,176	5/1/2027
Forum Brands, LLC	Convertible Note (12.00% PIK interest rate)(2)	8/8/2025	1	1	1	5/1/2027
Total E-Commerce - Personal Goods - 8.96%*			23,646	24,450	22,212

Educational Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 10.50% floor, 7.50% EOT payment)	7/30/2024	3,000	3,103	3,103	1/1/2027
Panorama Education, Inc.	Revolver (Prime + 1.00% interest rate, 9.50% floor, 5.00% EOT payment)(2)	7/30/2024	—	—	—	7/31/2027

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Panorama Education, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 10.25% floor, 7.50% EOT payment)	3/28/2025	2,000	2,012	2,012	9/1/2028
Panorama Education, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 10.25% floor, 7.50% EOT payment)(2)	8/27/2025	757	753	753	2/1/2029
Total Educational Software - 2.37%*			5,757	5,868	5,868

Energy
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	1,319	1,324	1,324	11/30/2026
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	5,000	5,254	5,254	12/31/2026
			6,319	6,578	6,578
Valar Atomics Inc.	Growth Capital Loan (Prime + 3.50%, 10.75% floor, 3.00% EOT payment)(2)	11/12/2025	4,000	3,911	3,911	11/1/2028
Total Energy - 4.23%*			10,319	10,489	10,489

Entertainment Software
FRVR Limited(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 11.50% floor, 11.00% EOT payment)(2)	5/17/2022	1,683	1,879	1,877	4/1/2027
Total Entertainment Software - 0.76%*			1,683	1,879	1,877

Environmental Services
Earth Services, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 9.25% floor, 5.75% EOT payment)(2)	12/22/2025	2,000	1,957	1,957	12/1/2028
Rainmaker Technology Corporation	Growth Capital Loan (Prime + 3.50% interest rate, 11.50% floor, 2.75% EOT payment)	1/8/2025	4,000	3,965	3,965	7/1/2028
Total Environmental Services - 2.39%*			6,000	5,922	5,922

Financial Software
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	8/14/2024	4,286	4,370	4,370	2/1/2028
Ocrolus Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	4/22/2025	1,714	1,716	1,716	10/1/2028
			6,000	6,086	6,086
Parker Group Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 2.50% EOT payment)	8/14/2024	343	340	340	8/31/2027
Runway Financial, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.50% floor)(2)	11/21/2025	5,000	4,907	4,907	11/1/2029
Signal Advisors USA, Inc.	Revolver (Prime + 1.75% interest rate, 7.75% floor, 1.35% EOT payment)(2)	9/26/2025	167	167	167	9/26/2028
Total Financial Software - 4.64%*			11,510	11,500	11,500

Healthcare Services
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	6/22/2023	544	679	680	3/30/2026
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	11/20/2023	1,460	1,639	1,640	3/30/2026
OpenLoop Health, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 7.50% EOT payment)	9/30/2024	6,901	7,130	7,136	3/30/2026
			8,905	9,448	9,456
Pair Team, PBC	Convertible Note (6.00% interest rate)(2)	11/24/2025	100	100	100	11/7/2028
Pair Team, PBC	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 3.25% EOT payment)(2)	12/5/2025	400	398	398	6/1/2028
			500	498	498
Total Healthcare Services - 4.02%*			9,405	9,946	9,954

Healthcare Technology Systems
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment	7/14/2023	1,510	1,706	1,706	7/31/2026
Lively, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 3.00% EOT payment)(2)	12/1/2025	1,750	1,717	1,717	12/1/2029
Lively, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 3.00% EOT payment)(2)	12/1/2025	1,750	1,717	1,717	12/1/2029
Lively, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 3.00% EOT payment)(2)	12/1/2025	1,750	1,717	1,717	12/1/2029
			5,250	5,151	5,151

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Investment	Acquisition Date(10)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date
Total Healthcare Technology Systems - 2.77%*			6,760	6,857	6,857

Information Technology
Etched.ai, Inc.	Revolver (Prime + 4.00% interest rate, 10.75% floor)(2)	7/18/2025	4,500	4,500	4,500	4/30/2028
Sandbox VR, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 10.50% floor, 1.50% EOT payment)(2)	12/16/2025	831	818	818	10/1/2027
Sandbox VR, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 12.25% floor, 4.00% EOT payment)(2)	12/16/2025	4,130	4,066	4,066	10/1/2029
			4,961	4,884	4,884
Total Information Technology - 3.79%*			9,461	9,384	9,384

Medical Software and Information Services
HI LLC (Kernel)	Growth Capital Loan (Prime + 1.50% cash interest rate + 6.50% PIK, 16.50% floor, 8.50% EOT payment)	7/1/2021	2,706	2,893	2,893	1/31/2027
Total Medical Software and Information Services - 1.17%*			2,706	2,893	2,893

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	4,000	4,033	4,033	3/31/2029
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	9/12/2025	500	496	496	3/31/2030
Total Multimedia and Design Software - 1.83%*			4,500	4,529	4,529

Network Management Software
Skyflow Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	4,545	4,604	4,372	10/1/2028
Skyflow Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.50% floor, 5.00% EOT payment)	10/2/2023	455	460	437	10/1/2028
			5,000	5,064	4,809
Synack, Inc.	Growth Capital Loan (Prime + 2.85% interest rate, 9.85% floor, 1.00% EOT payment)	12/30/2025	9,000	8,842	8,842	12/1/2028
Total Network Management Software - 5.51%*			14,000	13,906	13,651

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.50% interest rate, 1.50% EOT payment)(2)	11/14/2025	4,000	4,002	4,052	5/1/2029
Total Other Financial Services - 1.64%*			4,000	4,002	4,052

Real Estate Services
Habyt GmbH (f/k/a Common Living Inc.)(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	4/30/2021	2,500	2,668	690	9/30/2025
Habyt GmbH (f/k/a Common Living Inc.)(7)	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 7.25% EOT payment)	3/18/2022	4,742	4,967	1,310	9/30/2025
			7,242	7,635	2,000
Homeward, Inc.	Growth Capital Loan (19.00% interest rate, 9.75% EOT payment)	12/30/2021	3,053	3,385	3,358	6/30/2026
Total Real Estate Services - 2.16%*			10,295	11,020	5,358

Social/Platform Software
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 2.12% EOT payment)	11/30/2021	1,146	940	489	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	1,280	1,079	546	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	1,723	1,453	735	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	2,068	1,743	882	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/21/2021	2,068	1,743	882	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 7.41% EOT payment)	12/27/2021	1,034	872	441	1/31/2028
Sylva, Inc.(7)	Growth Capital Loan (15.00% PIK interest rate, 8.47% EOT payment(2)	12/18/2023	151	115	65	1/31/2028
Total Social/Platform Software - 1.63%*			9,470	7,945	4,040

Total Debt Investments - 122.03%*			$328,902	$328,881	$302,379

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Warrant Investments(8)(9)

Aerospace and Defense
Astranis Space Technologies Corp.	Preferred Stock(2)	5/27/2020	70,959	$95	$1,049
Hermeus Corporation	Preferred Stock	10/30/2024	8,381	44	67
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	72,837	66	76
Loft Orbital Solutions Inc.	Common Stock	7/15/2022	6,747	58	103
Overland AI Inc.	Common Stock(2)	12/23/2025	8,722	49	49
US Chemical Technologies, Inc.	Preferred Stock(2)	10/31/2025	125,907	348	348
Total Aerospace and Defense - 0.68%*				660	1,692

Application Software
Flo Health UK Limited(1)(3)	Preferred Stock(2)	5/10/2022	1,079	10	22
Total Application Software - 0.01%*				10	22

Automation/Workflow Software
Union Systems Inc.	Common Stock(2)	8/28/2025	111,536	88	88
Total Automation/Workflow Software - 0.04%*				88	88

Business Applications Software
Dialpad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	12
Filevine, Inc.	Preferred Stock(2)	4/20/2021	74,462	15	687
FlashParking, Inc.	Preferred Stock	6/15/2021	93,767	360	539
FlashParking, Inc.	Preferred Stock	9/30/2021	23,442	90	135
FlashParking, Inc.	Preferred Stock	6/26/2024	25,838	70	56
				520	730
Morty, Inc.	Preferred Stock	10/1/2021	70,164,447	66	—
Narvar, Inc.	Preferred Stock(2)	8/28/2020	43,580	102	51
Radar Labs, Inc.	Common Stock(2)	9/30/2025	7,082	19	22
Simpplr Inc.	Common Stock(2)	4/23/2025	15,851	78	78
Uniphore Technologies, Inc.	Common Stock(2)	12/22/2021	10,000	10	29
Total Business Applications Software - 0.65%*				861	1,609

Business Products and Services
Alloy Technologies, Inc.	Preferred Stock	9/9/2022	40,748	50	29
Alloy Technologies, Inc.	Preferred Stock	8/8/2024	30,561	24	21
				74	50
Cardless Inc.	Common Stock(2)	11/18/2021	20,619	28	4
Cart.com, Inc.	Common Stock(2)	12/30/2021	8,183	119	116
Cart.com, Inc.	Preferred Stock(2)	3/31/2022	907	6	7
				125	123
Certamen Ventures Inc.	Preferred Stock	10/7/2021	90,266	42	49
Certamen Ventures Inc.	Preferred Stock	12/1/2022	229,881	85	131
Certamen Ventures Inc.	Preferred Stock	12/15/2023	538,703	205	275
Certamen Ventures Inc.	Preferred Stock	3/26/2025	190,577	91	91
				423	546
Equafin Corp.	Common Stock(2)	4/17/2025	17,963	20	20
Mirelo AI GmbH(1)(3)	Preferred Stock(2)	11/28/2025	289	696	696
Muon Space, Inc.	Preferred Stock	12/30/2024	45,499	56	64
Path Robotics, Inc.	Common Stock	12/17/2021	40,579	130	11
Path Robotics, Inc.	Preferred Stock	10/3/2024	20,252	38	6
				168	17
RedFish Labs, Inc.	Preferred Stock(2)	11/23/2021	53,862	122	140
SubStack, Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Vecna Robotics, Inc.	Common Stock(2)	12/16/2022	51,590	308	70
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	6/15/2022	1,502	25	28
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	5/30/2023	542	9	10
Worldwide Freight Logistics Limited(1)(3)	Preferred Stock(2)	11/15/2024	407	7	8

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
				41	46
Vitally, Inc.	Common Stock(2)	12/19/2025	4,553	19	19
Total Business Products and Services - 0.73%*				2,086	1,801

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	8/24/2020	23,576	156	76
Total Business to Business Marketplace - 0.03%*				156	76

Business/Productivity Software
AI2 Incorporated	Common Stock(2)	2/21/2025	29,663	—	58
Ao1 Holdings Inc.	Preferred Stock	12/13/2024	14,162	18	10
Artisan AI, Inc.	Preferred Stock(2)	5/27/2025	9,748	33	33
Bidgely Inc.	Common Stock(2)	7/30/2025	4,318	6	6
Bitonic Technology Labs, Inc.	Common Stock(2)	8/1/2025	12,511	14	14
Construction Finance Corporation	Preferred Stock(2)	7/8/2022	38,060	14	20
Construction Finance Corporation	Preferred Stock(2)	12/29/2023	126,868	48	67
				62	87
Cresta Intelligence Inc.	Common Stock(2)	6/6/2024	4,967	4	11
Highbeam, Inc.	Common Stock(2)	2/10/2023	40,380	2	31
Idelic Inc.	Preferred Stock(2)	12/10/2021	30,551	46	5
Idelic Inc.	Preferred Stock(2)	11/15/2023	36,661	13	7
				59	12
Incode Technologies, Inc.	Common Stock(2)	7/18/2025	54,651	56	56
Lightbeam.ai, Inc.	Preferred Stock(2)	8/19/2025	137,951	69	69
Luxury Presence, Inc.	Preferred Stock	9/20/2023	17,016	88	66
Luxury Presence, Inc.	Preferred Stock	7/16/2024	3,384	13	13
				101	79
Manufactured Networks, Inc.	Preferred Stock(2)	5/6/2022	99,657	89	—
Manufactured Networks, Inc.	Preferred Stock(2)	9/13/2023	73,666	25	—
Manufactured Networks, Inc.	Preferred Stock(2)	10/17/2024	8,823	2	—
				116	—
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	3,495	3	42
Observe, Inc.	Common Stock(2)	10/1/2025	43,632	243	243
OnSiteIQ, Inc.	Preferred Stock	6/6/2025	485,950	31	19
Rudderstack, Inc.	Common Stock(2)	6/30/2025	5,054	17	17
Sonatus, Inc.	Preferred Stock	12/23/2025	104,745	242	242
Strata Identity, Inc.	Preferred Stock(2)	11/3/2021	4,297	4	4
ThoughtSpot, Inc.	Common Stock(2)	3/3/2025	17,901	113	113
Total Expert, Inc.	Common Stock	9/29/2025	114,054	157	139
TrustPoint, Inc.	Common Stock(2)	6/16/2025	43,113	7	7
Workmate Labs, Inc.	Common Stock(2)	11/20/2024	1,238	—	—
Total Business/Productivity Software - 0.52%*				1,357	1,292

Commercial Services
Dumpling, Inc.	Preferred Stock(2)	9/30/2020	17,003	6	—
Total Commercial Services - 0.00%*				6	—

Commercial Transportation
Regent Craft Inc.	Common Stock	5/30/2025	92,477	87	87
Total Commercial Transportation - 0.04%*				87	87

Communications and Networking
Join Digital, Inc.	Common Stock	8/6/2024	50,021	78	1
Join Digital, Inc.	Common Stock(2)	11/24/2025	168,021	2	2
Total Communications and Networking - 0.00%*				80	3

Communication Software
Hiya, Inc.	Preferred Stock(2)	5/27/2020	115,073	54	54
Total Communication Software - 0.02%*				54	54

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Computer Hardware
Contoro Inc.	Common Stock(2)	9/30/2025	2,884	32	32
Eridu Corporation	Preferred Stock(2)	3/31/2025	143,286	75	75
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	26,386	92	61
Standard Bots Company	Preferred Stock(2)	11/13/2025	12,122	29	29
Swift Navigation, Inc.	Preferred Stock(2)	7/30/2020	46,589	39	109
Quantum Circuits, Inc.	Preferred Stock(2)	4/29/2022	31,067	40	218
Quantum Circuits, Inc.	Preferred Stock(2)	8/16/2024	7,095	9	50
				49	268
Total Computer Hardware - 0.23%*				316	574

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	49,296	129	743
Activehours, Inc.	Preferred Stock(2)	9/30/2021	6,162	16	93
Activehours, Inc.	Preferred Stock(2)	12/30/2022	14,800	80	223
Activehours, Inc.	Preferred Stock(2)	4/19/2024	3,906	16	47
				241	1,106
Upgrade, Inc.	Preferred Stock(2)	5/27/2020	273,738	44	1,040
Vestwell Holdings Inc.	Preferred Stock(2)	9/3/2021	36,715	54	30
Total Consumer Finance - 0.88%*				339	2,176

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	113	4	4
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	6
Don't Run Out, Inc.	Preferred Stock(2)	10/31/2022	24,531	16	7
				30	13
Prose Beauty, Inc.	Common Stock(2)	12/18/2023	49,020	311	608
Total Consumer Non-Durables - 0.25%*				345	625

Consumer Products and Services
Baby Generation, Inc.	Common Stock(2)	1/26/2022	13,587	10	10
The Black Tux Holdings, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	450
Bloom and Wild Midco 2 Limited(1)(3)	Ordinary Shares	10/7/2022	192	9	—
Deep Sentinel Corp.	Preferred Stock(2)	9/10/2025	87,901	84	45
Elektra Mobility Inc.	Preferred Stock(2)	5/6/2022	38,217	25	25
Ephemeral Solutions, Inc.	Common Stock(2)	2/24/2022	2,286	12	—
Ephemeral Solutions, Inc.	Common Stock(2)	2/2/2024	135,353	1	—
				13	—
Everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	24	27
FitOn, Inc.	Common Stock	2/29/2024	33,548	74	71
FitOn, Inc.	Common Stock	6/26/2024	3,355	7	7
				81	78
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	18	23	—
Flink SE(1)(3)(11)	Preferred Stock(2)	8/21/2024	—	—	—
				23	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	2,869	12	9
Headout Inc.	Common Stock	3/15/2024	11,754	58	15
Hydrow, Inc.	Common Stock	2/9/2021	74,157	70	—
Hydrow, Inc.	Common Stock	8/6/2021	455,798	35	—
Hydrow, Inc.	Common Stock	8/6/2021	284,835	25	—
Hydrow, Inc.	Preferred Stock	12/30/2024	4,071,050	16	—
				146	—
Lower Holding Company	Preferred Stock(2)	12/28/2022	98,856	47	6
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Placemakr, Inc.	Preferred Stock	8/25/2023	31,796	118	155
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	6/1/2022	13,722	30	28
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	8/27/2024	20,775	37	37
				67	65

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	2,823	2	—
Roadsurfer GmbH(1)(3)	Preferred Stock(2)	4/23/2024	45	335	340
Spinn, Inc.	Preferred Stock(2)	2/24/2022	8,142	10	—
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	4,413	25	3
Tripscout, Inc.	Preferred Stock(2)	8/12/2021	37,532	7	7
Well Dot, Inc.	Preferred Stock(2)	12/18/2020	12,680	55	67
Well Dot, Inc.	Preferred Stock(2)	3/29/2022	2,026	9	9
				64	76
Total Consumer Products and Services - 0.53%*				1,304	1,318

Database Software
Cohesity, Inc.	Preferred Stock(2)	5/27/2020	3,789	21	20
SiSense, Inc.	Success Fee(2)	12/28/2021	—	95	233
TetraScience, Inc.	Preferred Stock	1/24/2025	53,050	10	10
Total Database Software - 0.11%*				126	263

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	9/23/2021	81,572	217	57
FabFitFun, Inc.	Common Stock	9/29/2023	60,692	194	132
FabFitFun, Inc.	Common Stock	6/30/2025	101,326	231	231
				642	420
Minted, Inc.	Preferred Stock	9/30/2020	29,702	300	132
Trendly, Inc.	Preferred Stock	5/27/2021	191,580	115	98
Total E-Commerce - Clothing and Accessories - 0.26%*				1,057	650

E-Commerce - Personal Goods
Forum Brands, LLC	Preferred Stock(2)	7/6/2021	14,143	146	19
Forum Brands, LLC	Preferred Stock(2)	12/23/2021	12,964	188	17
Forum Brands, LLC	Preferred Stock(2)	10/11/2023	2,829	42	4
				376	40
Merama Inc.	Preferred Stock(2)	4/28/2021	71,728	589	412
Total E-Commerce - Personal Goods - 0.18%*				965	452

Educational Software
Panorama Education, Inc.	Preferred Stock	7/30/2024	4,139	23	17
Panorama Education, Inc.	Preferred Stock(2)	8/27/2025	591	3	2
Total Educational Software - 0.01%*				26	19

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	5/27/2020	130,618	50	192
Total Elder and Disabled Care - 0.08%*				50	192

Energy
Arcadia Power, Inc.	Preferred Stock	12/10/2021	30,810	77	25
Arcadia Power, Inc.	Preferred Stock	6/29/2022	19,795	117	8
				194	33
Haven Energy Inc.	Preferred Stock	8/19/2024	52,486	53	106
Haven Energy Inc.	Preferred Stock(2)	7/25/2025	22,494	13	45
				66	151
Kobold Metals Company	Preferred Stock(2)	7/16/2021	37,287	37	2,042
Valar Atomics Inc.	Common Stock(2)	11/9/2025	17,103	60	60
Total Energy - 0.92%*				357	2,286

Entertainment Software
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2022	37,335	60	3
FRVR Limited(1)(3)	Preferred Stock(2)	5/17/2024	53,335	33	4
Total Entertainment Software - 0.0%*				93	7

Environmental Services
Earth Services Inc.	Preferred Stock(2)	3/1/2024	143,196	63	113

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Earth Services, Inc.	Preferred Stock(2)	3/7/2025	97,350	62	62
				125	175
Rainmaker Technology Corporation	Common Stock	1/8/2025	24,380	45	84
Total Environmental Services - 0.10%*				170	259

Financial Software
Ocrolus Inc.	Common Stock	8/14/2024	70,132	58	48
Parker Group Inc.	Common Stock	4/6/2022	5,334	17	11
Parker Group Inc.	Common Stock	8/14/2024	2,491	5	6
				22	17
Runway Financial, Inc.	Common Stock(2)	8/21/2025	33,976	46	66
Signal Advisors USA, Inc.	Preferred Stock(2)	9/26/2025	6,430	23	23
Wisetack, Inc.(1)	Common Stock	12/21/2022	23,086	84	36
Zolve Innovations Inc.	Preferred Stock(2)	7/28/2022	3,172	9	9
Total Financial Software - 0.08%*				242	199

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	2,234	5	3
Total General Media and Content - 0.00%*				5	3

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	2,465	1	1
Levels Health Inc.	Preferred Stock(2)	9/3/2021	47,162	37	216
OpenLoop Health, Inc.	Preferred Stock	6/16/2023	11,186	51	1,039
OpenLoop Health, Inc.	Preferred Stock(2)	6/16/2023	5,593	25	520
OpenLoop Health, Inc.	Preferred Stock	11/20/2023	16,779	89	1,559
OpenLoop Health, Inc.	Preferred Stock	9/30/2024	43,625	315	4,053
				480	7,171
Pair Team, PBC	Preferred Stock(2)	7/29/2025	399	—	—
Perry Health, Inc.	Preferred Stock(2)	5/31/2023	96,516	79	42
Petfolk Inc.	Preferred Stock(2)	6/10/2022	169,684	13	29
Waymark, Inc.	Preferred Stock(2)	9/24/2025	5,082	10	10
Wispr AI, Inc.(11)	Common Stock(2)	5/31/2022	568	3	3
Total Healthcare Services - 3.02%*				623	7,472

Healthcare Technology Systems
All Inspire Health, Inc.	Preferred Stock(2)	5/14/2025	117,883	116	116
Calibrate Health, Inc.	Common Stock(2)	10/30/2023	118,190	253	—
Capsule Corporation	Preferred Stock(2)	5/27/2020	45,008	119	8
Curology, Inc.	Preferred Stock(2)	5/27/2020	12,007	19	7
K Health, Inc.	Common Stock	7/14/2023	61,224	187	169
Lively, Inc.	Common Stock(2)	11/7/2025	13,519	67	67
Noho Dental, Inc.	Preferred Stock(2)	11/3/2020	56	228	—
SafelyYou Inc.	Preferred Stock(2)	1/21/2021	69,346	21	187
Total Healthcare Technology Systems - 0.22%*				1,010	554

Household Products
Grove Collaborative, Inc.	Common Stock(2)	5/27/2020	33,038	72	—
Total Household Products - 0.00%*				72	—

Human Capital Services
Eightfold AI Inc.	Preferred Stock(2)	5/27/2020	69,577	186	113
Karat Financial Technologies Incorporated	Preferred Stock(2)	6/18/2021	156,720	91	893
Karat Financial Technologies Incorporated	Preferred Stock(2)	1/11/2023	8,012	18	21
				109	914
WorkStep Inc.	Preferred Stock(2)	5/6/2021	17,244	12	31
Total Human Capital Services - 0.43%*				307	1,058

Information Services (B2C)
Cleo AI Ltd.(1)(3)	Preferred Stock(2)	5/27/2020	41,041	82	66

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	53,879	38	—
Kasa Living, Inc.	Preferred Stock(2)	4/12/2021	25,832	72	69
Total Information Services (B2C) - 0.05%*				192	135

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/19/2024	30,757	250	1,038
Etched.ai, Inc.	Common Stock(2)	7/18/2025	1,211	42	42
				292	1,080
Sandbox VR, Inc.	Common Stock(2)	12/16/2025	10,894	31	31
Total Information Technology - 0.45%*				323	1,111

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/27/2020	2,775	90	91
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	8/26/2022	2,439	65	101
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	9/29/2023	1,951	84	81
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	4/5/2024	4,476	84	260
Total Infrastructure - 0.22%*				323	533

Life and Health Insurance
Angle Health, Inc.	Preferred Stock(2)	3/18/2022	140,450	29	114
Beam Technologies Inc.	Preferred Stock(2)	5/27/2020	5,344	57	107
Sidecar Health, Inc.	Preferred Stock(2)	8/26/2021	32,620	34	41
Total Life and Health Insurance - 0.11%*				120	262

Logistics
Passport Labs, Inc.	Common Stock(2)	5/27/2020	2,102	51	51
Total Logistics - 0.02%*				51	51

Medical Software and Information Services
HI LLC (Kernel)	Preferred Stock	12/21/2020	49,425	48	—
HI LLC (Kernel)	Common Stock	2/28/2023	175,000	44	2
Total Medical Software and Information Services - 0.00%*				92	2

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	45,910	77	83
Hover Inc.	Preferred Stock	9/10/2024	9,182	18	17
Hover Inc.	Preferred Stock	9/12/2025	9,182	17	17
Total Multimedia and Design Software - 0.05%*				112	117

Network Management Software
Callsign, Inc.(1)(3)	Preferred Stock(2)	5/27/2020	21,604	180	180
Skyflow Inc.	Preferred Stock	6/26/2023	39,890	31	7
Skyflow Inc.	Preferred Stock	9/27/2024	15,956	25	3
				56	10
Synack, Inc.	Common Stock	12/30/2025	40,576	68	68
Total Network Management Software - 0.10%*				304	258

Other Financial Services
Aven Holdings, Inc.(1)	Common Stock(2)	5/16/2023	35,857	361	999
Jerry Services, Inc.	Preferred Stock	6/13/2022	2,235	8	16
N26 GmbH(1)(3)	Preferred Stock(2)	10/15/2021	6	173	134
Relay Commerce, Inc.	Preferred Stock(2)	8/22/2022	123,047	60	76
Relay Commerce, Inc.	Preferred Stock(2)	5/18/2023	12,305	4	8
Relay Commerce, Inc.	Preferred Stock(2)	9/29/2023	24,610	7	15
Relay Commerce, Inc.	Preferred Stock(2)	4/4/2024	36,200	26	21
				97	120
Total Other Financial Services - 0.51%*				639	1,269

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Warrant	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Firemaps, Inc.	Preferred Stock(2)	5/31/2023	24,539	33	33
Homelight, Inc.	Preferred Stock(2)	7/27/2022	3,988	8	7
Homeward, Inc.	Preferred Stock	12/10/2021	207,106	148	180
Homeward, Inc.	Preferred Stock	9/18/2025	207,112	180	180
				328	360
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	1,874	15	6
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/27/2020	26,362	83	107
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	5/25/2022	3,279	1	11
Roofstock, Inc. (f/k/a Mynd Management, Inc.)	Preferred Stock(2)	6/29/2023	34,977	11	120
				95	238
Side, Inc.	Preferred Stock(2)	7/29/2020	71,501	57	230
True Footage, Inc.	Preferred Stock(2)	11/24/2021	88,762	122	579
Total Real Estate Services - 0.59%*				664	1,468

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	5/27/2020	14,085	43	25
Sylva, Inc.	Preferred Stock	7/12/2021	44,872	30	—
Sylva, Inc.	Preferred Stock	12/21/2021	44,872	30	—
Sylva, Inc.	Preferred Stock(2)	7/14/2025	19,788	—	—
				60	—
Total Social/Platform Software - 0.01%*				103	25

Software Development Applications
Appex Group, Inc.	Preferred Stock(2)	11/15/2021	47,494	132	132
Appex Group, Inc.	Preferred Stock(2)	4/14/2022	11,004	36	36
				168	168
Forte Labs, Inc.	Preferred Stock(2)	12/30/2020	318,571	65	57
Total Software Development Applications - 0.09%*				233	225

Total Warrant Investments - 12.22%*				$16,008	$30,287

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value

Equity Investments(9)

Aerospace and Defense
Hermeus Corporation	Preferred Stock(2)	10/30/2024	17,958	$300	$366
Total Aerospace and Defense - 0.15%*				300	366

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	7/18/2024	8,387	500	500
Total Application Software - 0.20%*				500	500

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	9/22/2020	9,016	70	62
Filevine, Inc.	Preferred Stock(2)	2/4/2022	22,541	143	295
Flashparking, Inc.	Preferred Stock(2)	7/19/2022	19,870	273	268
Radar Labs, Inc.	Preferred Stock(2)	9/30/2025	47,425	250	275
Tide Holdings Limited(1)(3)	Preferred Stock(2)	8/19/2021	43,338	515	643
Uniphore Technologies, Inc.	Preferred Stock(2)	1/28/2022	8,066	100	82
Total Business Applications Software - 0.66%*				1,351	1,625

Business Products and Services
Certamen Ventures Inc.	Preferred Stock(2)	3/4/2022	97,195	200	156
Cresta Intelligence Inc.	Preferred Stock(2)	9/30/2024	55,441	250	250
Mirelo AI GmbH(1)(3)	Preferred Stock(2)	12/22/2025	63	99	99
Mirelo AI GmbH(1)(3)	Preferred Stock(2)	12/22/2025	33	142	142
				241	241
MXP Prime Platform GmbH(1)(3)	Common Stock(2)	2/15/2022	83	570	7
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	11	—	68
MXP Prime Platform GmbH(1)(3)	Preferred Stock(2)	6/29/2023	23	25	27
				595	102
Printful Inc. Holdco	Common Stock(2)	11/14/2024	11,120	24	24
Quick Commerce Ltd.(1)(3)	Preferred Stock(2)	3/28/2024	31,818	611	613
Quick Commerce Ltd.(1)(3)	Ordinary Shares(2)	3/28/2024	112,770,108	26	8
				637	621
Total Business Products and Services - 0.56%*				1,947	1,394

Business/Productivity Software
AI2 Incorporated	Preferred Stock(2)	1/3/2024	280,424	830	830
Ao1 Holdings Inc.	Preferred Stock(2)	12/13/2024	16,573	50	47
Artisan AI, Inc.	Preferred Stock(2)	1/27/2025	36,241	400	400
Brilliance Technologies Holdings, L.P.	Limited Partnership Interest(2)	5/16/2025	8,647	824	823
Continental Topco, L.P.	Limited Partnership Interest(2)	2/14/2025	928	168	168
Luxury Presence, Inc.	Preferred Stock(2)	7/24/2025	19,217	250	250
Observe, Inc.	Preferred Stock(2)	10/1/2025	18,706	200	201
Rudderstack, Inc.	SAFE(2)	6/30/2025	—	50	50
Strata Identity, Inc.	Preferred Stock(2)	6/24/2022	71,633	250	244
TrustPoint, Inc.	SAFE(2)	5/16/2025	—	50	50
Total Business/Productivity Software - 1.24%*				3,072	3,063

Business to Business Marketplace
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	12,822	259	179
Material Technologies Corporation	Preferred Stock(2)	4/23/2021	9,285	189	130
Material Technologies Corporation	Preferred Stock(2)	4/29/2022	15,050	500	319
Total Business to Business Marketplace - 0.25%*				948	628

Computer Hardware
Quantum Circuits, Inc.	Preferred Stock(2)	4/17/2024	17,612	50	174
Total Computer Hardware - 0.07%*				50	174

Consumer Finance

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Activehours, Inc.	Preferred Stock(2)	11/10/2020	9,859	100	235
Total Consumer Finance - 0.09%*				100	235

Consumer Products and Services
Everdrop GmbH(1)(3)	Preferred Stock(2)	7/5/2022	13	52	59
GrubMarket, Inc.	Common Stock(2)	8/2/2024	—	4,178	7,245
Hydrow, Inc.	Common Stock(2)	12/14/2020	610,584	166	—
Hydrow, Inc.	Preferred Stock(2)	3/19/2021	327,630	165	1
				331	1
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	5,929	347	126
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	1,173	69	25
JOKR S.a.r.l.(1)(3)	Common Stock(2)	6/19/2025	595	35	2
JOKR S.a.r.l.(1)(3)	Preferred Stock(2)	6/19/2025	99,189	662	1,443
				1,113	1,596
Nakdcom One World AB(1)(3)	Hybrid(2)(13)	12/30/2025	1	1,519	1,516
Nakdcom One World AB(1)(3)	Common Stock(2)	12/30/2025	819,408	96	96
				1,615	1,612
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Planet A Foods GmbH(1)(3)	Preferred Stock(2)	3/16/2023	48,598	250	219
TMRW Sports, Inc.	Preferred Stock(2)	11/9/2023	40,174	500	500
Well Dot, Inc.	Preferred Stock(2)	10/16/2020	26,416	250	322
Total Consumer Products and Services - 4.67%*				8,299	11,564

Database Software
ON-0731 Fund II LP(1)	Limited Partnership Interest(2)	8/29/2024	—	250	250
Total Database Software - 0.10%*				250	250

E-Commerce - Personal Goods
Forum Brands, LLC	Common Stock(2)	7/16/2021	493	90	18
Merama Inc.	Preferred Stock(2)	4/30/2021	5,433	31	51
Merama Inc.	Preferred Stock(2)	4/19/2021	6,944	13	57
Merama Inc.	Preferred Stock(2)	9/13/2021	3,862	62	53
				106	161
Total E-Commerce - Personal Goods - 0.07%*				196	179

Elder and Disabled Care
Honor Technology, Inc.	Preferred Stock(2)	10/16/2020	82,443	198	228
Honor Technology, Inc.	Preferred Stock(2)	10/1/2021	20,932	66	66
Total Elder and Disabled Care - 0.12%*				264	294

Energy
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	167	54
Haven Energy Inc.	Preferred Stock(2)	10/9/2024	37,489	77	129
Kobold Metals Company	Preferred Stock(2)	1/10/2022	25,537	700	1,605
Total Energy - 0.72%*				944	1,788

Financial Services
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	19,148	150	142
Total Financial Services - 0.06%*				150	142

Food Products
Koatji, Inc.(1)(3)	Preferred Stock(2)	2/15/2023	155,164	50	50
Total Food Products - 0.02%*				50	50

General Media and Content
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total General Media and Content - 0.04%*				100	100

Healthcare Services
Calibrate Health, Inc.	Preferred Stock(2)	7/30/2021	62,252	333	1

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Company	Type of Equity	Acquisition Date(10)	Shares	Cost(6)	Fair Value
Levels Health Inc.	Preferred Stock(2)	6/10/2022	17,953	187	187
Pet Folk Inc.	Preferred Stock(2)	8/24/2022	949,667	200	275
Total Healthcare Services - 0.19%*				720	463

Healthcare Technology Systems
Capsule Corporation	Preferred Stock(2)	4/21/2021	863	13	2
Capsule Corporation	Preferred Stock(2)	12/29/2022	519	2	1
Total Healthcare Technology Systems - —%*				15	3

Information Services (B2C)
Kasa Living, Inc.	Preferred Stock(2)	12/29/2022	22,725	150	150
Total Information Services (B2C) - 0.06%*				150	150

Information Technology
Etched.ai, Inc.	Preferred Stock(2)	4/9/2024	30,757	500	1,460
Total Information Technology - 0.59%*				500	1,460

Infrastructure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/9/2022	1,326	82	130
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	5/13/2022	1,027	79	101
Total Infrastructure - 0.09%*				161	231

Life and Health Insurance
Beam Technologies Inc.	Preferred Stock(2)	1/5/2021	1,901	80	87
Total Life and Health Insurance - 0.04%*				80	87

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	10,595	58	65
Total Multimedia and Design Software - 0.03%*				58	65

Network Management Software
Skyflow Inc.	Preferred Stock(2)	1/22/2024	19,945	62	38
Skyflow Inc.	Preferred Stock(2)	9/27/2024	143,604	450	271
Total Network Management Software - 0.12%*				512	309

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	4/29/2022	656	8	10
N26 GmbH(1)(3)	Preferred Stock(2)	12/8/2021	12	690	859
Total Other Financial Services - 0.35%*				698	869

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/15/2022	6,033	29	29
Firemaps, Inc.	Preferred Stock(2)	11/18/2025	98,091	350	350
Habyt GmbH	Preferred Stock(2)	2/21/2023	400	443	—
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	749	20	14
True Footage, Inc.	Preferred Stock(2)	10/18/2021	18,366	100	180
Total Real Estate Services - 0.23%*				942	573

Software Development Applications
Forte Labs, Inc.	Preferred Stock(2)	5/13/2021	184,679	250	172
Total Software Development Applications - 0.07%*				250	172

Total Equity Investments - 10.79%*				$22,607	$26,734

Total Investments in Portfolio Companies - 145.04%*(4)(5)				$367,496	$359,400

Cash Equivalents

Money Market Fund	Type of Investment	Ticker	Cost	Fair Value
Federated Government Obligations Fund (3.72% yield)	Cash Equivalents	PRM	$16,874	$16,874
Total Cash Equivalents - 6.81%*			$16,874	$16,874

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Unrealized Gain/(Loss)
British Pound Sterling (GBP)	1/27/2026	Zions Bancorporation, N.A.	£2,000	Sold	$2,663	$(27)
Euro (EUR)	1/27/2026	Zions Bancorporation, N.A.	€1,500	Sold	$1,749	$(13)
Total Foreign Currency Forward Contracts - (0.02)%*					$4,412	$(40)
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
•For each debt investment tied to the U.S. Prime Rate (“Prime”), as of September 30, 2026 and December 31, 2025, Prime was 7.00% and 6.75%, respectively. As of September 30, 2026, approximately 80.7%, or $260.3 million in principal balance, and as of December 31, 2025, approximately 80.1%, or $263.6 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all Prime-based loans have interest rate floors that are tied to minimum Prime rates for purposes of calculating interest due of 3.25% or higher.
•The EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted. The EOT payment is amortized and recognized as non-cash income over the loan or lease prior to its payment.
•Some of the terms noted in the foregoing schedule of investments are subject to change based on certain events such as prepayments.

TRIPLEPOINT PRIVATE VENTURE CREDIT INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
The Company’s investment objective is to maximize its total return to stockholders primarily in the form of current income from secured loans and, to a lesser extent, through capital gains from equity “kickers” in the form of warrants and direct equity investments to venture capital-backed companies. Pursuant to an investment advisory agreement (the “Advisory Agreement”) with TriplePoint Advisers LLC (the “Adviser”), the Company is externally managed by the Adviser, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TriplePoint Capital LLC (“TPC”). The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to the Advisory Agreement, the Company pays the Adviser a base management fee and an incentive fee for its investment management services.  The Company has also entered into an administration agreement (the “Administration Agreement”) with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, pursuant to which the Administrator provides or arranges for the provision of all administrative services necessary for the Company to operate.
The Company has two wholly owned subsidiaries: TPVC Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility whose creditors have a claim on its assets prior to those assets becoming available to the Company, as the Financing Subsidiary’s equity holder, and TPVC Investment LLC, an entity established for holding certain of the Company’s investments without negatively impacting the Company’s RIC tax status. These subsidiaries are consolidated in the financial statements of the Company.
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
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented have been included and all intercompany account balances and transactions have been eliminated.
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
As consideration for the investment advisory and management services provided, and pursuant to the Advisory Agreement, the Company has agreed to pay the Adviser a fee consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and incentive fee is ultimately borne by the Company’s stockholders.
Base Management Fee
The base management fee is calculated at an annual rate of 1.75% of the Company’s average invested equity capital (as defined below) as of the end of the then-current quarter and the prior calendar quarter, and is payable quarterly in arrears. For this purpose, “invested equity capital” means the amounts drawn on the Company’s capital commitments from investors.
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
Incentive Fee
The incentive fee, which provides the Adviser with a share of the income that it generates for the Company, consists of two components – investment income and capital gains – which are largely independent of each other, with the result that one component may be payable even if the other is not payable.
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
Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. The investment income component of the incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters (the “Trailing Twelve Quarters”) exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations for the Trailing Twelve Quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation for the Trailing Twelve Quarters. However, following the occurrence (if any) of an IPO, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the 11 preceding calendar quarters (or if shorter, the number of quarters that have occurred since the IPO).
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
The base management fee and the investment income component of the incentive fee are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of September 30, 2026 and 2025, and, as a result, no capital gains incentive fees were recorded for the three and nine months ended September 30, 2026 and 2025. During the three months ended September 30, 2026, the Company identified an error in the income incentive fee calculation resulting in an understatement of income incentive fee expense and the related income incentive fee payable beginning in the quarter ended December 31, 2025, and for each subsequent quarter through June 30, 2026. For the three months ended December 31, 2025, March 31, 2026, and June 30, 2026, the understatement of income incentive fee expense was $1.5 million, $1.5 million, and $0.3 million, respectively. The Company evaluated the adjustments, both quantitatively and qualitatively, and concluded that the amounts were not material to any previously issued annual or interim financial statements. Accordingly, during the three months ended September 30, 2026, the Company recorded an adjustment of $3.3 million, increasing income incentive fee expense and the related income incentive fee payable to reflect the correction of the error as of September 30, 2026. The Adviser earned $4.3 million and $5.1 million in income incentive fees during the three and nine months ended September 30, 2026, which amounts have been accrued by the Company; however, rather than receiving all income incentive fees earned as of September 30, 2026, the Adviser has elected to defer payment of such income incentive fees until March 31, 2027. There were no income incentive fees accrued for the three and nine months ended September 30, 2025. The base management fee and income incentive fee earned by the Adviser and capital gains incentive fee accrual are included in the Company’s consolidated financial statements and summarized in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Base Management and Incentive Fees (in thousands)	2026	2025	2026	2025
Base management fee	$1,565	$1,565	$4,643	$4,643
Income incentive fee	$4,341	$—	$5,061	$—
Capital gains incentive fee	$—	$—	$—	$—
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
As consideration for the services of the Administrator, the Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. Payments under the Administration Agreement are equal to the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the chief compliance officer and the chief financial officer and their respective staffs. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, the Administrator is paid an additional amount based on the services provided, which will not exceed the amount the Company receives from such companies for providing such assistance.
For the three months ended September 30, 2026 and 2025, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.5 million and $0.6 million, respectively.
For the nine months ended September 30, 2026 and 2025, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $1.6 million and $1.7 million, respectively.

Note 4. Investments
The Company measures the fair value of its investments in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the Financial Accounting Standards Board (the “FASB”). ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The Audit Committee of the Board (the “Audit Committee”) is responsible for assisting the Board in valuing investments for which current market quotations are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from pricing services, broker-dealers or market makers.
The Company values its investments for which market quotations are not readily available at fair value as determined in good faith by the Board, with the assistance of the Adviser and independent valuation agents, in accordance with Rule 2a-5 of the 1940 Act and GAAP, and in accordance with the Company’s valuation methodologies. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most accurately represents fair value based on current market conditions as well as other factors the Adviser’s internal valuation committee (the “Adviser Valuation Committee”) considers relevant. The Board determines fair value of the Company’s investments on at least a quarterly basis or at such other times when the Board feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of portfolio investments that do not have a readily available market value, fair value of investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.
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
Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuation techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment.
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
With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:
•The quarterly valuation process begins with each portfolio company or investment receiving a proposed valuation by the Adviser. The Adviser Valuation Committee is responsible for the valuation process, including making preliminary valuation conclusions and recommendations to the Audit Committee and Board. The Adviser Valuation Committee does not include any voting members who are portfolio managers or investment professionals.
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
Debt Investments
The debt investments identified on the consolidated schedules of investments are loans made to venture capital-backed companies focused in technology and other high growth industries which are backed by a select group of leading venture capital investors. These investments are considered Level 3 assets under ASC Topic 820 as there are no known or accessible markets or market indices for these types of debt instruments and thus the Company must estimate the fair value of these investment securities based on models utilizing unobservable inputs.
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
Warrant Investments
Warrant fair values are primarily determined using a Black Scholes option pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors, including, but not limited to, those listed below. Increases or decreases in any of the unobservable inputs described below could result in a material change in fair value:
•Underlying enterprise value of the issuer based on available information, including any information regarding the most recent financing round of the issuer. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or the use of recent rounds of financing and the portfolio company’s capital structure. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes. Such techniques include option pricing models, including back solve techniques, probability weighted expected return models and other techniques determined to be appropriate.
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
•Historical portfolio experience on cancellations and exercises of warrant investments is utilized as the basis for determining the estimated life of the warrant investment in each financial reporting period. Warrant investments may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrant investment.

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
Equity Investments
The fair value of an equity investment in a privately held company is initially the amount invested. The Company adjusts the fair value of an equity investment in a private company upon the completion of a new third party round of equity financing subsequent to its investment. The Company may adjust the fair value of an equity investment absent a new equity financing event based upon positive or negative changes in a portfolio company’s financial or operational performance. The Company may also reference comparable transactions and/or secondary market transactions of comparable companies to estimate fair value. These valuation methodologies involve a significant degree of judgment.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of September 30, 2026 and December 31, 2025.

Investment Type (in thousands)	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$287,453	$287,453	$—	$—	$302,379	$302,379
Warrant investments	—	—	59,751	59,751	—	—	30,287	30,287
Equity investments	404	—	41,091	41,495	—	—	26,734	26,734
Total portfolio company investments	$404	$—	$388,295	$388,699	$—	$—	$359,400	$359,400
Derivative instruments(1)	—	7	—	7	—	(40)	—	(40)
Total investments, including derivative instruments	$404	$7	$388,295	$388,706	$—	$(40)	$359,400	$359,360
_______________
(1)Derivative instruments are carried at fair value and a Level 2 security within the Company’s fair value hierarchy.
The following tables show information about Level 3 portfolio company investments measured at fair value for the nine months ended September 30, 2026 and 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2026
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2025	$302,379	$30,287	$26,734	$359,400
Funding and purchases of investments, at cost	86,136	1,185	1,003	88,324
Principal payments and sale proceeds received from investments	(89,246)	(299)	(80)	(89,625)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,338	—	—	3,338
Realized gains (losses) on investments	(9,037)	(837)	—	(9,874)
Net change in unrealized gains (losses) included in earnings	(9,068)	29,507	13,641	34,080
Payment-in-kind coupon	2,951	—	—	2,951
Transfers between investments	—	(43)	43	—
Gross transfers out of Level 3(1)	—	(49)	(250)	(299)
Fair value as of September 30, 2026	$287,453	$59,751	$41,091	$388,295

Net change in unrealized gains / (losses) on Level 3 investments held as of September 30, 2026	$(15,985)	$29,460	$13,771	$27,246

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2025
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2024	$318,838	$24,111	$16,948	$359,897
Funding and purchases of investments, at cost	79,876	2,034	2,044	83,954
Principal payments and sale proceeds received from investments	(78,884)	(1,444)	(152)	(80,480)
Amortization and accretion of premiums and discounts, net and end-of term payments	5,566	—	—	5,566
Realized gains (losses) on investments	(17,272)	(116)	(353)	(17,741)
Net change in unrealized gains (losses) included in earnings	(11,249)	2,306	4,867	(4,076)
Payment-in-kind coupon	4,288	—	—	4,288
Transfers between investments	—	(634)	634	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of September 30, 2025	$301,163	$26,257	$23,988	$351,408

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2025	$(17,864)	$853	$4,328	$(12,683)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were two transfers out of Level 3 during the nine months ended September 30, 2026 and none during the nine months ended September 30, 2025.
Realized gains and losses are included in “net realized gains/(losses) on investments” in the consolidated statements of operations.
For the three months ended September 30, 2026 and 2025, the Company recognized net realized losses of $2.1 million and $0.8 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized net realized losses of $9.3 million and of $17.2 million, respectively.
Unrealized gains and losses are included in “net change in unrealized gains/(losses)” in the consolidated statements of operations.
During the three months ended September 30, 2026, and 2025, net change in unrealized gains/(losses) totaled $20.4 million and $(2.9) million, respectively. During the nine months ended September 30, 2026 and 2025, net change in unrealized gains/(losses) totaled $34.2 million and $(4.5) million, respectively.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$275,883	Discounted Cash Flows	Discount Rate	7.92% - 41.13%	17.44%
	11,570	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	0.00% - 100.00%	71.34%
Warrant investments	59,751	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 56.90x	3.46x
			Volatility	35.00% - 110.00%	72.06%
			Term	0.25 - 5.00 Years	2.25 Years
			Risk Free Rate	0.17% - 5.05%	3.65%
			EBITDA Multiples	0.00x - 16.00x	15.00x
			Gross Profit Multiples	0.00x - 6.25x	5.75x
Equity investments	41,091	Black Scholes Option Pricing Model	Volatility	30.00% - 85.00%	69.55%
			Term	0.25 - 5.00 Years	1.31 Years
			Risk Free Rate	0.76% - 5.05%	3.82%
			Revenue Multiples	0.55x - 9.75x	2.06x
			EBITDA Multiples	10.50x - 11.50x	11.00x
Total portfolio company investments	$388,295

Level 3 Investments (dollars in thousands)	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$285,046	Discounted Cash Flows	Discount Rate	6.17% - 51.14%	16.02%
	17,333	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	—% - 100.00%	71.22%
Warrant investments	30,287	Black Scholes Option Pricing Model	Revenue Multiples	0.45x - 56.90x	5.27x
			Volatility	35.00% - 85.00%	65.49%
			Term	0.50 - 5.00 Years	3.42 Years
			Risk Free Rate	0.17% - 4.87%	3.25%
Equity investments	26,734	Black Scholes Option Pricing Model	Volatility	40.00% - 85.00%	57.88%
			Term	1.75 - 4.50 Years	3.04 Years
			Risk Free Rate	0.46% - 4.86%	3.41%
			Revenue Multiples	0.55x - 11.00x	2.24x
			EBITDA Multiples	10.50x - 11.50x	11.00x
Total portfolio company investments	$359,400
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The notional amounts as of September 30, 2026 and December 31, 2025, as shown in the Consolidated Schedule of Investments, are representative of the average volume throughout the nine months ended September 30, 2026 and year ended December 31, 2025, respectively. The following table shows a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of September 30, 2026 and December 31, 2025:

		Fair Value as of
Derivative Instrument	Statement Location	September 30, 2026	December 31, 2025
Foreign currency forward contracts	Unrealized gains on foreign currency forward contracts	$7	$—
Foreign currency forward contracts	Unrealized losses on foreign currency forward contracts	—	(40)
Total		$7	$(40)
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three and nine months ended September 30, 2026 and 2025 are in the following locations in the Consolidated Statements of Operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instrument	Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net realized gains/(losses) on foreign currency forward contracts	$37	$(219)	$(25)	$(474)
Foreign currency forward contracts	Net change in unrealized gains/(losses) on foreign currency forward contracts	(33)	(19)	47	(420)
Total		$4	$(238)	$22	$(894)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables show the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
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
In many instances, a portfolio company’s ability to repay the debt investments is dependent on additional funding by its venture capital investors, a future sale or an initial public offering. The value of these investments may be detrimentally affected to the extent a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan.
Note 6. Borrowings
The following table shows the Company's outstanding debt as of September 30, 2026 and December 31, 2025:

Liability (in thousands)	September 30, 2026			December 31, 2025
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$75,000	$48,000	$27,000	$75,000	$66,000	$9,000
2027 Notes	75,000	75,000	—	75,000	75,000	—
Total	$150,000	$123,000	$27,000	$150,000	$141,000	$9,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are shown in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Interest Expense and Amortization of Fees (in thousands)	2026	2025	2026	2025
Revolving Credit Facility
Interest cost	$981	$533	$2,859	$5,607
Unused fee	15	(20)	45	381
Amortization of costs and other fees	121	643	366	1,144
Revolving Credit Facility Total	$1,117	$1,156	$3,270	$7,132

2027 Notes
Interest cost	$1,099	$1,099	$3,296	$3,296
Amortization of costs and other fees	53	50	156	147
2027 Notes Total	$1,152	$1,149	$3,452	$3,443

Total interest expense and amortization of fees	$2,269	$2,305	$6,722	$10,575
Credit Facility
On July 15, 2020, the Company’s wholly-owned subsidiary, the Financing Subsidiary, as the borrower, entered into a secured revolving credit facility (as amended, the “Credit Facility”) pursuant to a Receivables Financing Agreement (as amended, the “Receivables Financing Agreement”), by and among the Financing Subsidiary, the Company, individually and as collateral manager and as equityholder, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch (“DBNY”), as the facility agent, DBNY and MUFG Union Bank, N.A. (“MUFG”), as joint lead arrangers, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, the custodian party thereto, and Vervent Inc., as backup collateral manager. As of September 30, 2026, commitments available totaled $75.0 million from one lender—DBNY—subject to an accordion feature, which allows the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $125.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of DBNY, as the sole lender. The Credit Facility is collateralized by all of the assets of the Financing Subsidiary, including the loans and other investments acquired by the Financing Subsidiary from time to time and collections thereon.
As of September 30, 2026, the revolving period under the Credit Facility is scheduled to expire on July 15, 2027, subject to an extension with the consent of the lenders and early termination if an event of default occurs or other adverse events, specified in the Receivables Financing Agreement, occur. As of September 30, 2026, the scheduled maturity date for the Credit Facility is January 15, 2029, unless earlier terminated in accordance with the terms of the Receivables Financing Agreement. Advances are made under the Credit Facility pursuant to a borrowing base, which generally utilizes a 55% advance rate on the applicable net loan balance of assets held by the Financing Subsidiary, subject to excess concentrations and other restrictions set forth in the Receivables Financing Agreement. As of September 30, 2026, advances under the Credit Facility accrued interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50% and were subject to certain minimum principal utilization amounts during the revolving period. As of September 30, 2026, the applicable margin equaled 3.05% during the revolving period, with an increase to 4.05% during the amortization period.
The Credit Facility includes customary representations and warranties and requires the Company and the Financing Subsidiary to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants under the Credit Facility.
As of September 30, 2026 and December 31, 2025, the Company had outstanding borrowings under the Credit Facility of $48.0 million and $66.0 million, respectively, excluding deferred credit facility costs of $1.0 million and $1.4 million, respectively, which are included in deferred credit facility costs in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date. During the three months ended September 30, 2026 and 2025, the Company had average outstanding borrowings under the Credit Facility of $51.8 million and $23.9 million, respectively, at a weighted average interest rate of 6.82% and 7.30%, respectively. During the nine months ended September 30, 2026 and 2025, the Company had average outstanding borrowings under the Credit Facility of $51.3 million and $68.1 million, respectively, at a weighted average interest rate of 6.75% and 7.47%, respectively. As of September 30, 2026 and December 31, 2025, $199.6 million and $219.2 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility.
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
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and minimum stockholders’ equity requirement of $142.8 million, as adjusted upward by an amount equal to 65% of the net proceeds from the issuance of shares of the Company’s common stock subsequent to December 31, 2021. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.1 million and $0.3 million of deferred issuance cost as of September 30, 2026 and December 31, 2025, respectively, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of September 30, 2026 and December 31, 2025, the fair value of the 2027 Notes was $74.2 million and $74.9 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of September 30, 2026 and December 31, 2025:

Liability (in thousands)	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$48,000	$48,000	$—	$—	$66,000	$66,000
2027 Notes	—	—	74,153	74,153	—	—	74,881	74,881
Total	$—	$—	$122,153	$122,153	$—	$—	$140,881	$140,881
Note 7. Commitments and Contingencies
Commitments
As of September 30, 2026 and December 31, 2025, the Company’s unfunded commitments totaled $100.2 million to 28 portfolio companies and $119.4 million to 33 portfolio companies, respectively, of which $2.3 million and $13.2 million, respectively, were dependent upon the applicable portfolio company reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
All Inspire Health, Inc.	$9,258	$197	$7,000	$197
Pair Team, PBC	7,500	46	3,600	8
NetSPI Midco Corporation	7,500	—	—	—
Eightfold AI, Inc.	7,000	18	7,000	18
Open Space Labs, Inc.	6,000	110	—	—
Etched.ai, Inc.	6,000	—	5,500	—
Minted, Inc.	5,714	—	5,714	—
Waymark, Inc.	5,000	28	5,000	28
Bidgely Inc.	5,000	18	5,000	18
Takeone Network Corp.	5,000	104	—	—
ThoughtSpot, Inc.	5,000	47	7,000	119
Signal Advisors USA, Inc.	4,333	—	4,833	—
Mimic Networks, Inc.	3,750	19	—	—
Haus Analytics Inc.	3,333	51	—	—
Heron Power Electronics Company	3,000	18	—	—
Muon Space, Inc.	2,500	—	2,131	45
HeyAutofill, Inc.	2,400	39	—	—
Bitonic Technology Labs, Inc.	2,000	6	3,250	12
Lively, Inc.	1,750	34	1,750	34
AIGent, Inc.	1,700	77	—	—
Earth Services, Inc.	1,500	34	3,000	67
Radar Labs, Inc.	1,500	22	1,500	22
Freed, Inc.	1,000	2	—	—
Eridu Corporation	1,000	28	—	—
Hover Inc.	600	16	1,500	34
Panorama Education, Inc.	500	—	300	—
Planhub Holdings, LLC	250	—	438	—
FloatMe Corp.	160	—	—	—
Artisan AI, Inc.	—	—	5,000	46
Deep Sentinel Corp.	—	—	4,500	—
Rigor AI Inc.	—	—	—	—
Total Expert, Inc.	—	—	2,500	39
Kintsugi AI, Inc.	—	—	—	—
Skyflow Inc.	—	—	—	—
Communify Group LLC	—	—	—	—
Worldwide Freight Logistics Ltd.	—	—	753	4
Union Systems Inc.	—	—	5,000	138
Simpplr Inc.	—	—	3,500	57
Rudderstack, Inc	—	—	5,000	24
Observe, Inc.	—	—	8,000	162
Lightbeam.ai, Inc.	—	—	2,000	—
Join Digital, Inc.	—	—	175	—
Incode Technologies, Inc.	—	—	7,000	126
Hydrow Inc.	—	—	842	—
Flashparking, Inc.	—	—	250	1
Equafin Corp.	—	—	6,123	32
Contoro Inc.	—	—	3,000	47
Ao1 Holdings, Inc.	—	—	1,200	18
Total	$100,248	$914	$119,359	$1,296
_______________
(1)As of September 30, 2026, the Company did not have any backlog of potential future commitments. As of December 31, 2025, the Company had a $2.3 million backlog of future commitments. Refer to “Backlog of Potential Future Commitments” below.

The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there are no known or accessible markets or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Commitments Activity (in thousands)	2026	2025	2026	2025
Unfunded commitments at beginning of period(1)	$92,104	$85,654	$121,617	$67,054
New commitments(1)	35,500	98,165	127,308	182,696
Fundings	(10,598)	(41,385)	(87,977)	(81,126)
Repayments under existing revolvers	200	114	437	1,570
Expirations / Terminations	(16,958)	(12,801)	(61,144)	(40,725)
Foreign currency adjustments	—	(101)	7	177
Unfunded commitments and backlog of potential future commitments at end of period	$100,248	$129,646	$100,248	$129,646
Backlog of potential future commitments	—	—	—	—
Unfunded commitments at end of period	$100,248	$129,646	$100,248	$129,646
_______________
(1)Includes backlog of potential future commitments. Refer to “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of September 30, 2026 and December 31, 2025:

Unfunded Commitments(1) (in thousands)	September 30, 2026	December 31, 2025
Dependent on milestones	$2,258	$13,175
Expiring during:
2026	41,358	84,075
2027	46,897	24,952
2028	11,993	10,332
Unfunded commitments	$100,248	$119,359
_______________
(1)Does not include backlog of potential future commitments. Refer to “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met (“backlog of potential future commitments”). If such conditions are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of September 30, 2026, the Company did not have any backlog of potential future commitments. As of December 31, 2025, the Company had a $2.3 million backlog of potential future commitments.
Note 8. Financial Highlights
The following table shows the financial highlights for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
Financial Highlights (in thousands, except share and per share data)	2026	2025
Per Share Data(1)
Net asset value at beginning of period	$10.44	$11.11
Changes in net asset value due to:
Net investment income	0.62	0.79
Net realized gains (losses)	(0.39)	(0.72)
Net change in unrealized gains (losses)	1.43	(0.19)
Distributions to common shareholders	(0.84)	(0.63)
Net asset value at end of period	$11.26	$10.36

Net investment income per common share	$0.62	$0.79
Net increase (decrease) in net assets resulting from operations per common share	$1.67	$(0.13)
Weighted average shares of common stock outstanding for period	23,689,363	23,689,363
Shares of common stock outstanding at end of period	23,689,363	23,689,363

Ratios / Supplemental Data(2)
Net asset value at end of period	$267,352	$245,834
Average net asset value	$252,997	$254,611
Total return based on net asset value per share(3)	15.9%	(1.1)%
Portfolio turnover rate(4)	31.8%	32.4%
Net investment income to average net asset value(4)	7.7%	9.8%
Net increase (decrease) in net assets to average net asset value(4)	20.9%	(1.6)%
Ratio of expenses to average net asset value(4)	10.6%	9.8%
Operating expenses excluding incentive fees to average net asset value(4)	7.9%	9.8%
Income incentive fees to average net asset value(4)	2.7%	—%
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
(4)Percentage is presented on an annualized basis.
The following table shows the weighted average portfolio yield on debt investments for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
Ratios (Percentages, on an annualized basis)(1)	2026	2025
Weighted average portfolio yield on debt investments(2)	14.1%	14.7%
Coupon income	10.1%	10.9%
Accretion of discount	1.1%	1.1%
Accretion of end-of-term payments	1.3%	1.6%
Impact of prepayments during the period	1.6%	1.1%
_____________
(1)Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period. The calculation of weighted average portfolio yields on debt investments excludes any non-income producing debt investments, but includes debt investments on non-accrual status. Including non-income producing debt investments, the weighted average yield on debt investments for the nine months ended September 30, 2026 and 2025 was 14.1% and 14.6%, respectively. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities.
(2)The weighted average portfolio yields on debt investments reflected above do not represent actual investment returns to the Company's shareholders.
Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per common share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic and Diluted Share Information (in thousands, except share and per share data)	2026	2025	2026	2025
Net investment income	$1,770	$6,743	$14,624	$18,692
Net increase (decrease) in net assets resulting from operations	$20,180	$2,978	39,504	(2,977)
Basic and diluted weighted average shares of common stock outstanding	23,689,363	23,689,363	23,689,363	23,689,363
Basic and diluted net investment income per share of common stock	$0.07	$0.28	$0.62	$0.79
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.85	$0.13	$1.67	$(0.13)
Note 10.    Equity
During the three and nine months ended September 30, 2026 and 2025, the Company did not issue any shares of common stock through the Company’s private placement offering.
As of both September 30, 2026 and December 31, 2025, the Company had 23,689,363 shares of common stock outstanding. As of both September 30, 2026 and December 31, 2025, the Company had 525 shares of its Series A Preferred Stock outstanding.
As of September 30, 2026, the Company had received capital commitments totaling $386.8 million, of which $354.7 million had been funded, with the Company’s stockholders released from funding obligations for any remaining undrawn capital commitments effective upon the expiration of the Company’s investment period in December 2023, subject to limited exceptions set forth in the stockholders’ subscription agreements with the Company.
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
The following table shows the Company’s cash distributions per common share that have been authorized by the Board since commencement of operations to September 30, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
April 25, 2024	April 29, 2024	May 17, 2024	0.47
August 1, 2024	August 5, 2024	August 23, 2024	0.41
October 31, 2024	November 1, 2024	November 15, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.10	(2)
May 15, 2025	May 16, 2025	May 23, 2025	0.35
July 30, 2025	August 1, 2025	August 22, 2025	0.28
November 11, 2025	November 13, 2025	November 26, 2025	0.28
December 22, 2025	January 2, 2026	January 16, 2026	0.28
April 29, 2026	May 1, 2026	May 22, 2026	0.28
July 29, 2026	July 31, 2026	August 21, 2026	0.28
		Total cash distributions	$8.97
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three and nine months ended September 30, 2026. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or deferring the payment of distributions associated with the excess taxable income for future calendar years.
Note 12. Operating Segments
The Chief Executive Officer and Chief Financial Officer, collectively, act as the Company’s chief operating decision maker (“CODM”) and are responsible for assessing performance and allocating resources with respect to the Company. The CODM has concluded that the Company operates as a single operating segment based on the fact that the Company has a single investment strategy as disclosed in its SEC filings, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM includes consolidated net investment income and consolidated net increase/(decrease) in net assets resulting from operations. As the Company operates as a single segment, the measure of segment profit and segment assets is presented within the Company’s consolidated financial statements.
Note 13. Subsequent Events
Distribution
On October 29, 2026, the Company’s Board of Directors declared a $0.28 per share distribution to the Company’s common stockholders, payable on November 30, 2026 to stockholders of record on November 20, 2026.

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
•our ability to obtain financing or refinance existing debt on favorable terms or at all;
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
•changes in our executive officers or the Adviser’s senior investment team could impact our performance or our perception in the venture capital market;
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
We operate as one operating unit and one segment for financial reporting purposes, consistent with how the CEO and the CFO, who collectively are our CODM, evaluate financial performance and allocate resources.
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

The following tables show certain information relating to the composition of our portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$323,024	$287,453	$(35,571)	131	69
Warrant investments	15,965	59,751	43,786	229	168
Equity investments	23,622	41,495	17,873	87	69
Total investments in portfolio companies	$362,611	$388,699	$26,088	447	189	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2025
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (Losses)	Number of Investments	Number of Companies
Debt investments	$328,881	$302,379	$(26,502)	147	77
Warrant investments	16,008	30,287	14,279	227	166
Equity investments	22,607	26,734	4,127	81	64
Total investments in portfolio companies	$367,496	$359,400	$(8,096)	455	185	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business/Productivity Software	$55,801	14.4%
Information Technology	52,920	13.6
Consumer Products and Services	44,387	11.4
Business Applications Software	24,480	6.3
E-Commerce - Personal Goods	24,319	6.3
Network Management Software	23,107	5.9
E-Commerce - Clothing and Accessories	21,368	5.5
Healthcare Services	19,939	5.1
Other Financial Services	16,876	4.5
Energy	15,118	3.9
Business Products and Services	10,454	2.7
Financial Software	9,630	2.5
Multimedia and Design Software	9,608	2.5
Educational Software	9,396	2.4
Computer Hardware	8,150	2.1
Environmental Services	6,669	1.7
Aerospace and Defense	6,312	1.6
Healthcare Technology Systems	5,725	1.5
Real Estate Services	4,076	1.0
Communications and Networking	3,951	1.0
Commercial Transportation	2,930	0.8
Consumer Finance	2,411	0.6
Social/Platform Software	2,384	0.6
Entertainment Software	1,883	0.5
Human Capital Services	914	0.2
Infrastructure	764	0.2
Healthcare Devices and Supplies	705	0.2
Business to Business Marketplace	704	0.2
Database Software	650	0.2
Consumer Non-Durables	625	0.2
Application Software	522	0.1
Elder and Disabled Care	486	0.1
Software Development Applications	397	0.1
Information Services (B2C)	258	0.1
Life and Health Insurance	155	*
Financial Services	142	*
Medical Software and Information Services	137	*
General Media and Content	103	*
Automation/Workflow Software	88	*
Communication Software	54	*
Logistics	51	*
Food Products	50	*
Commercial Services	—	*
Cultivation	—	*
Home Furnishings	—	*
Household Products	—	*
Total portfolio company investments	$388,699	100.0%
_______________
*Amount represents less than 0.05% of total investments at fair value.

	December 31, 2025
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$53,232	14.8%
Business/Productivity Software	42,122	11.7
Business Applications Software	29,149	8.1
Business Products and Services	23,931	6.7
E-Commerce - Personal Goods	22,843	6.4
E-Commerce - Clothing and Accessories	22,102	6.1
Healthcare Services	17,890	5.0
Aerospace and Defense	15,872	4.4
Energy	14,563	4.1
Network Management Software	14,218	4.0
Information Technology	11,955	3.3
Financial Software	11,699	3.3
Computer Hardware	11,315	3.1
Healthcare Technology Systems	7,414	2.1
Real Estate Services	7,399	2.1
Other Financial Services	6,190	1.7
Environmental Services	6,181	1.7
Educational Software	5,887	1.6
Database Software	5,560	1.5
Communications and Networking	5,222	1.5
Multimedia and Design Software	4,711	1.3
Social/Platform Software	4,065	1.1
Commercial Transportation	3,012	0.8
Medical Software and Information Services	2,895	0.8
Consumer Finance	2,411	0.7
Entertainment Software	1,884	0.5
Human Capital Services	1,058	0.3
Infrastructure	764	0.2
Business to Business Marketplace	704	0.2
Consumer Non-Durables	625	0.2
Application Software	522	0.1
Elder and Disabled Care	486	0.1
Software Development Applications	397	0.1
Life and Health Insurance	349	0.1
Information Services (B2C)	285	0.1
Financial Services	142	*
General Media and Content	103	*
Automation/Workflow Software	88	*
Communication Software	54	*
Logistics	51	*
Food Products	50	*
Total portfolio company investments	$359,400	100.0%
_____________
*Amount represents less than 0.05% of total investments at fair value.
The following table shows the financing product type of our debt investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$275,209	95.7%	$288,586	95.4%
Revolver loans	11,706	4.1	13,237	4.4
Convertible notes	538	0.2	556	0.2
Total debt investments	$287,453	100.0%	$302,379	100.0%

Growth capital loans in which the borrower held a term loan facility with another lender, with or without an accompanying revolving loan, in priority to our senior lien represented 23.5% and 17.6% of our debt investments at fair value as of September 30, 2026 and December 31, 2025, respectively.
Investment Activity
During the three months ended September 30, 2026, we entered into debt commitments with 5 new portfolio companies and 3 existing portfolio companies totaling $35.5 million, funded debt investments to 9 portfolio companies for $10.6 million in principal value, acquired warrant investments representing $0.2 million of fair value and made no direct equity investments. Debt investments funded during the three months ended September 30, 2026 carried a weighted average annualized portfolio yield of 12.4% at origination.
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
During the nine months ended September 30, 2026, we entered into debt commitments with 18 new portfolio companies and 5 existing portfolio companies totaling $127.3 million, funded debt investments to 25 portfolio companies for $88.0 million in principal value, acquired warrant investments representing $1.2 million of fair value and made direct equity investments of $1.0 million. Debt investments funded during the nine months ended September 30, 2026 carried a weighted average annualized portfolio yield of 12.3% at origination.
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
During the three months ended September 30, 2026, we received $19.3 million of principal prepayments and early repayments from 7 portfolio companies and $3.3 million of scheduled principal amortization. During the three months ended September 30, 2025, we received $18.6 million of principal prepayments and early repayments from 7 portfolio companies and $5.6 million of scheduled principal amortization.
During the nine months ended September 30, 2026, we received $66.3 million of principal prepayments and early repayments from 21 portfolio companies and $22.7 million of scheduled principal amortization. During the nine months ended September 30, 2025, we received $50.3 million of principal prepayments and early repayments from 16 portfolio companies and $25.6 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning portfolio at fair value	$379,511	$335,237	$359,400	$359,897
New debt investments, net(1)	10,368	40,744	86,136	79,876
Scheduled principal amortization	(3,294)	(5,581)	(22,661)	(25,612)
Principal prepayments and early repayments	(19,333)	(18,582)	(66,285)	(50,269)
Accretion of debt investment fees	1,967	1,757	3,339	5,567
Payment-in-kind coupon	1,006	1,234	2,951	4,288
New warrant investments	152	865	1,185	2,034
New equity investments	—	500	1,003	2,044
Proceeds and dispositions from investments	(80)	(6)	(865)	(4,600)
Net realized losses	(2,078)	(1,481)	(9,688)	(17,741)
Net unrealized gains (losses) on investments	20,480	(3,279)	34,184	(4,076)
Ending portfolio at fair value	$388,699	$351,408	$388,699	$351,408
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
The following table shows the debt commitments and fundings of debt investments (principal balance) and equity investments for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Commitments and Fundings (in thousands)	2026	2025	2026	2025
Debt Commitments
New portfolio companies	$21,000	$80,250	$81,808	$134,950
Existing portfolio companies	14,500	17,915	45,500	47,746
Total(1)	$35,500	$98,165	$127,308	$182,696

Funded Debt Investments	$10,598	$41,385	$87,977	$81,124

Equity Investments	$—	$500	$1,003	$1,028
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2026, we did not have any backlog of potential future commitments. As of December 31, 2025, we had a $2.3 million backlog of future commitments.
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
The following table shows the credit categories for the portfolio companies that had outstanding debt obligations to us as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$14,951	5.2%	5	$33,569	11.1%	9
White (2)	207,050	72.0	49	242,707	80.3	54
Yellow (3)	54,627	19.0	8	12,579	4.2	4
Orange (4)	10,825	3.8	7	13,121	4.3	7
Red (5)	—	—	—	403	0.1	3
Total	$287,453	100.0%	69	$302,379	100.0%	77
As of September 30, 2026 and December 31, 2025, the weighted average credit ranking of our debt investment portfolio was 2.21 and 2.02, respectively. During the three months ended September 30, 2026, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: 1 portfolio company with a principal balance of $6.9 million was upgraded from Yellow (3) to White (2) and 2 portfolio companies with an aggregate principal balance of $9.9 million were downgraded from White (2) to Yellow (3).
As of September 30, 2026, we had investments in seven portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $31.9 million and $10.1 million, respectively. As of December 31, 2025, we had investments in ten portfolio companies that were on non-accrual status, with an aggregate cost and fair value of $32.2 million and $12.6 million, respectively.

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
For the three months ended September 30, 2026, our net increase in net assets resulting from operations was $20.2 million, compared to a net increase of $3.0 million for the three months ended September 30, 2025, which was comprised of $1.8 million and $6.7 million, respectively, of net investment income and $18.4 million of net realized and unrealized gains and $3.8 million of net realized and unrealized losses, respectively. On a per common share basis for the three months ended September 30, 2026 and 2025, net investment income was $0.07 and $0.28, respectively, and our net increase in net assets from operations was $0.85 and $0.13, respectively.
For the nine months ended September 30, 2026, our net increase in net assets resulting from operations was $39.5 million, compared to a net decrease of $3.0 million for the nine months ended September 30, 2025, which was comprised of $14.6 million and $18.7 million, respectively, of net investment income and $24.9 million of net realized and unrealized gains and $21.7 million of net realized and unrealized losses, respectively. On a per common share basis for the nine months ended September 30, 2026 and 2025, net investment income was $0.62 and $0.79, respectively, and our net increase/(decrease) in net assets from operations was $1.67 and $(0.13), respectively.
Investment Income
Total investment and other income for the three months ended September 30, 2026 and 2025 was $11.1 million and $11.9 million, respectively. Total investment and other income for the nine months ended September 30, 2026 and 2025 was $34.6 million and $37.4 million, respectively.
The decrease in total investment and other income for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, is primarily due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio and a lower weighted average portfolio yield on our income-bearing debt investment portfolio.
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
Total operating expenses for the three months ended September 30, 2026 were $9.2 million, compared to $5.2 million for the three months ended September 30, 2025. Total operating expenses for the nine months ended September 30, 2026 were $19.6 million, compared to $18.7 million for the nine months ended September 30, 2025.
Base management fees for each of the three months ended September 30, 2026 and 2025 were $1.6 million and $1.6 million, respectively. Base management fees for each of the nine months ended September 30, 2026 and 2025 were $4.6 million and $4.6 million, respectively. Base management fees remained flat during the 2026 periods as compared to the 2025 periods, because we did not issue common stock between periods.
During the three months ended September 30, 2026, the Company identified an error in the income incentive fee calculation resulting in an understatement of income incentive fee expense and the related income incentive fee payable beginning in the quarter ended December 31, 2025, and for each subsequent quarter through June 30, 2026. For the three months ended December 31, 2025, March 31, 2026, and June 30, 2026, the understatement of income incentive fee expense was $1.5 million, $1.5 million, and $0.3 million, respectively. The Company evaluated the adjustments, both quantitatively and qualitatively, and concluded that the amounts were not material to any previously issued annual or interim financial statements. Accordingly, during the three months ended September 30, 2026, the Company recorded an adjustment of $3.3 million, increasing income incentive fee expense and the related income incentive fee payable to reflect the correction of the error as of September 30, 2026. Income incentive fees for the three and nine months ended September 30, 2026 totaled $4.3 million and $5.1 million, respectively, as our pre-incentive fee net investment income exceeded the hurdle rate for both periods and income incentive fees for the three and nine months ended September 30, 2026 were not reduced by the total return requirement under the Advisory Agreement. However, rather than receiving all income incentive fees earned as of September 30, 2026, the Adviser has elected to defer payment of such income incentive fees until March 31, 2027. There were no income incentive fees earned by the Adviser for the three and nine months ended September 30, 2025, as the income incentive fees were reduced by $1.3 million and $2.7 million, respectively, due to the total return requirement under the Advisory Agreement. We did not incur a capital gains incentive fee during the three and nine months ended September 30, 2026 or 2025, primarily due to the current and cumulative realized losses we recorded on our investment portfolio since inception. See “Note 3. Related Party Agreements and Transactions” to our unaudited financial statements with respect to the capital gains incentive fee expense accruals.

For the three months ended September 30, 2026 and 2025, interest and fees on our borrowings totaled $2.3 million and $2.3 million, respectively. For the nine months ended September 30, 2026 and 2025, interest and fees on our borrowings totaled $6.7 million and $10.6 million, respectively. Interest and fees decreased during the three and nine months ended September 30, 2026, as compared to the corresponding 2025 periods, primarily due to the Fourth Amendment to the Credit Facility we entered into on July 2, 2025 (the “Fourth Amendment”), which, among other things, reduced the applicable margin during the revolving period to 3.05% and reduced the minimum principal utilization threshold. In addition, our weighted average borrowings and weighted average interest rates on such borrowings during the 2026 period were lower than during the 2025 period.
For the three months ended September 30, 2026 and 2025, expenses under the Administration Agreement and general and administrative expenses totaled $1.0 million and $1.3 million, respectively. For the nine months ended September 30, 2026 and 2025, expenses under the Administration Agreement and general and administrative expenses totaled $3.2 million and $3.5 million, respectively.

Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains/(losses)” in the consolidated statements of operations.
For the three months ended September 30, 2026 and 2025, we recognized net realized losses of $2.1 million and $0.8 million, respectively, primarily due to the write-offs of investments in certain portfolio companies. For the nine months ended September 30, 2026 and 2025, we recognized net realized losses of $9.3 million and $17.2 million, respectively, primarily due to the write-offs of investments in certain portfolio companies.
Unrealized gains and losses are included in “net change in unrealized gains/(losses)” in the consolidated statements of operations.
During the three months ended September 30, 2026, net change in unrealized gains totaled $20.4 million, resulting primarily from market rate adjustments and foreign currency adjustments. During the three months ended September 30, 2025, net change in unrealized losses totaled $2.9 million, resulting primarily from market rate adjustments and foreign currency adjustments. During the nine months ended September 30, 2026, net change in unrealized gains totaled $34.2 million, resulting primarily from market rate adjustments, foreign currency adjustments and by the reversal of previously recognized unrealized losses on investments that were written-off during the period. During the nine months ended September 30, 2025, net change in unrealized losses totaled $4.5 million, resulting primarily from market rate adjustments and foreign currency adjustments, partially offset by the reversal of previously recognized unrealized losses on investments that were written-off during the period.
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
The following table shows the weighted average annualized portfolio yield on our debt investments, excluding non-income producing investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments for the three and nine months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Ratios (Percentages, on an annualized basis)(1)	2026	2025	2026	2025
Weighted average portfolio yield on debt investments(2)	13.3%	15.0%	14.1%	14.7%
Coupon income	9.9%	11.0%	10.1%	10.9%
Accretion of discount	0.8%	1.0%	1.1%	1.1%
Accretion of end-of-term payments	1.2%	1.7%	1.3%	1.6%
Impact of prepayments during the period	1.4%	1.3%	1.6%	1.1%
_____________
(1)Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period. The calculation of weighted average portfolio yields on debt investments excludes any non-income producing debt investments, but includes debt investments on non-accrual status. Including non-income producing debt investments, the weighted average yield on debt investments for the three months ended September 30, 2026 and 2025 was 13.3% and 14.8%, respectively. Including non-income producing debt investments, the weighted average yield on debt investments for the nine months ended September 30, 2026 and 2025 was 14.1% and 14.6%, respectively. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities.
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
For the three months ended September 30, 2026 and 2025, our total return based on the change in net asset value was 8.0% and 1.2%, respectively. For the nine months ended September 30, 2026 and 2025, our total return based on the change in net asset value was 15.9% and (1.1)%, respectively. Total return based on net asset value is the change in ending net asset value per common share plus distributions per common share paid during the period divided by the beginning net asset value per common share for the period. The total return is for the period shown and is not annualized.
The following table shows our return on average total assets and return on average net asset value for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Returns on Net Asset Value and Total Assets(1) (dollars in thousands)	2026	2025	2026	2025
Net investment income	$1,770	$6,743	$14,624	$18,692
Net increase (decrease) in net assets	$20,180	$2,978	$39,504	$(2,977)

Average net asset value(2)	$254,848	$247,496	$252,997	$254,611
Average total assets(2)	$390,782	$354,451	$388,060	$401,116

Net investment income to average net asset value(3)	2.8%	10.8%	7.7%	9.8%
Net increase (decrease) in net assets to average net asset value(3)	31.4%	4.8%	20.9%	(1.6)%

Net investment income to average total assets(3)	1.8%	7.5%	5.0%	6.2%
Net increase (decrease) in net assets to average total assets(3)	20.5%	3.3%	13.6%	(1.0)%
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
As of September 30, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 96.7% of our total assets, as compared to 90.5% of our total assets as of December 31, 2025.
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
Cash Flows
During the nine months ended September 30, 2026, net cash provided by operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $10.7 million and net cash used in financing activities, consisting primarily of net repayments under the Credit Facility and distributions paid, was $37.9 million. As of September 30, 2026, cash and cash equivalents, including restricted cash, was $8.1 million.
During the nine months ended September 30, 2025, net cash provided by operating activities, consisting primarily of fundings and purchases, sales and repayments of investments and the items described in “Results of Operations” above, was $5.9 million and net cash used in financing activities, consisting primarily of net repayments under the Credit Facility and distributions paid, was $58.3 million. As of September 30, 2025, cash, including restricted cash, was $17.4 million.
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
As of September 30, 2026, we had received capital commitments totaling $386.8 million in connection with our private offering of common stock, of which $354.7 million had been funded. Upon termination of our investment period, which occurred on December 19, 2023, our stockholders were released from funding obligations for any remaining undrawn capital commitments under their respective subscription agreements with us, subject to limited exceptions set forth in the subscription agreements.
Credit Facility
As of September 30, 2026, we had $75.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. As of September 30, 2026, the Credit Facility also included an accordion feature, which allowed the Financing Subsidiary to request an increase in the size of the Credit Facility to an amount not to exceed $125.0 million (including by adding additional lenders under the Credit Facility), subject to certain conditions and the consent of DBNY, as the sole lender. As of September 30, 2026, the revolving period under the Credit Facility is scheduled to expire on July 15, 2027 and the maturity date of the Credit Facility is scheduled for January 15, 2029, unless terminated earlier. As of September 30, 2026, advances under the Credit Facility accrued interest at a per annum rate equal to the applicable margin plus the greater of 3-month Term SOFR and 0.50%, and were subject to certain minimum principal utilization amounts during the revolving period. As of September 30, 2026, the applicable margin was equal to 3.05% during the revolving period, with an increase to 4.05% during the amortization period.

As of September 30, 2026 and December 31, 2025, we had outstanding borrowings of $48.0 million and $66.0 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $1.0 million and $1.4 million, respectively, which are included in deferred credit facility costs in the consolidated statements of assets and liabilities. As of September 30, 2026 and December 31, 2025, we had $27.0 million and $9.0 million, respectively, of remaining capacity on our Credit Facility.
As of September 30, 2026 and December 31, 2025, we were in compliance with all covenants under the Credit Facility. As disclosed in our Current Report on Form 8-K filed with the SEC on September 21, 2026, our President and Chief Investment Officer, Sajal K. Srivastava, intends to resign from his executive officer positions and as a member of the Board, in each case effective as of close of business on December 31, 2026. Under the Credit Facility’s current terms, his departure would result in a Facility Termination Event (as defined in the Credit Facility) unless, within a reasonable period following December 31, 2026, we obtain a successor reasonably acceptable to the lenders holding advances aggregating at least 66% of all advances outstanding (or if no advances are outstanding, commitments aggregating at least 66% of all commitments) under the Credit Facility. Absent a successor or effective amendment or waiver, further borrowing could be unavailable during that period. We are currently negotiating with the lenders under the Credit Facility to enter into an amendment to the Credit Facility such that Mr. Srivastava’s departure alone would not trigger a Facility Termination Event. However, there can be no assurance that any such amendment will be consummated and become effective prior to the time a Facility Termination Event relating to Mr. Srivastava’s departure would be deemed to have occurred, or at all.
See “Note 6- Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
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
As of September 30, 2026 and December 31, 2025, we were in compliance with all covenants under the 2027 Notes. As disclosed in our Current Report on Form 8-K filed with the SEC on September 21, 2026, our President and Chief Investment Officer, Mr. Srivastava, intends to resign from his executive officer positions and as a member of the Board, in each case effective as of close of business on December 31, 2026. At such time, unless we obtain a successor reasonably acceptable to the holders of greater than 50.00% in principal amount of the outstanding 2027 Notes (the “Required Holders”), his cessation of involvement in the Company’s operations would constitute a default under the terms of the Note Purchase Agreement and, if he is not replaced by a successor reasonably acceptable to the Required Holders within a reasonable period of at least 120 days following December 31, 2026, such event would rise to the level of an Event of Default (as defined in the Note Purchase Agreement). However, the 2027 Notes are scheduled to mature in full on April 6, 2027 and we intend to repay them in full on or prior to April 6, 2027, before an Event of Default would be deemed to arise under the Note Purchase Agreement as a result of Mr. Srivastava’s resignations.
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

Asset Coverage Requirements
We are required under the 1940 Act to meet a coverage ratio of total assets (less all liabilities and indebtedness not represented by senior securities) to the aggregate amount of our senior securities, which generally includes all of our borrowings and any preferred stock, of at least 150%. As of September 30, 2026, our asset coverage for total borrowings and other senior securities was 316%.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2026 and December 31, 2025, our unfunded commitments totaled $100.2 million and $119.4 million, respectively, of which $2.3 million and $13.2 million, respectively, were dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of September 30, 2026 and December 31, 2025:

Unfunded Commitments(1) (in thousands)	September 30, 2026	December 31, 2025
All Inspire Health, Inc.	$9,258	$7,000
Pair Team, PBC	7,500	3,600
NetSPI Midco Corporation	7,500	—
Eightfold AI, Inc.	7,000	7,000
Open Space Labs, Inc.	6,000	—
Etched.ai, Inc.	6,000	5,500
Minted, Inc.	5,714	5,714
Waymark, Inc.	5,000	5,000
ThoughtSpot, Inc.	5,000	7,000
Takeone Network Corp.	5,000	—
Bidgely Inc.	5,000	5,000
Signal Advisors USA, Inc.	4,333	4,833
Mimic Networks, Inc.	3,750	—
Haus Analytics Inc.	3,333	—
Heron Power Electronics Company	3,000	—
Muon Space, Inc.	2,500	2,131
HeyAutofill, Inc.	2,400	—
Bitonic Technology Labs, Inc.	2,000	3,250
Lively, Inc.	1,750	1,750
AIGent, Inc.	1,700	—
Radar Labs, Inc.	1,500	1,500
Earth Services, Inc.	1,500	3,000
Freed, Inc.	1,000	—
Eridu Corporation	1,000	—
Hover Inc.	600	1,500
Panorama Education, Inc.	500	300
Planhub Holdings, LLC	250	438
FloatMe Corp.	160	—
Worldwide Freight Logistics Ltd.	—	753
Union Systems Inc.	—	5,000
Total Expert, Inc.	—	2,500
Skyflow Inc.	—	—
Simpplr Inc.	—	3,500
Rudderstack, Inc	—	5,000
Rigor AI Inc.	—	—
Observe, Inc.	—	8,000
Lightbeam.ai, Inc.	—	2,000
Kintsugi AI, Inc.	—	—
Join Digital, Inc.	—	175
Incode Technologies, Inc.	—	7,000
Hydrow Inc.	—	842
Flashparking, Inc.	—	250
Equafin Corp.	—	6,123
Deep Sentinel Corp.	—	4,500
Contoro Inc.	—	3,000
Communify Group LLC	—	—
Artisan AI, Inc.	—	5,000
Ao1 Holdings, Inc.	—	1,200
Total	$100,248	$119,359
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
During the nine months ended September 30, 2026 and the year ended December 31, 2025, $61.1 million and $46.7 million of unfunded commitments expired or were terminated, respectively. The following table shows additional information on our unfunded commitments regarding milestones and expirations as of September 30, 2026 and December 31, 2025:

Unfunded Commitments(1) (in thousands)	September 30, 2026	December 31, 2025
Dependent on milestones	$2,258	$13,175
Expiring during:
2026	41,358	84,075
2027	46,897	24,952
2028	11,993	10,332
Total	$100,248	$119,359
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments.

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
To the extent our taxable earnings fall below the total amount of our distributions for the year, a portion of those distributions may be deemed a return of capital to our stockholders. Our Adviser monitors available taxable earnings, including net investment income and realized capital gains, to determine if a return of capital may occur for the year. We estimate the source of our distributions as required by Section 19(a) of the 1940 Act to determine whether dividends are expected to be paid from any source other than net investment income accrued for the current period or certain cumulative periods, but we will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. On a quarterly basis, for any payment of dividends estimated to be paid from any source other than net investment income accrued for the current period or certain cumulative periods based on the requirements of Section 19(a) of the 1940 Act, we will send a written Section 19(a) notice to our registered stockholders along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year. We intend to pay quarterly distributions to our common stockholders.
The following table shows our cash distributions per common share that have been authorized by our Board since commencement of operations to September 30, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount
November 12, 2020	November 13, 2020	November 20, 2020	$0.15
December 21, 2020	December 22, 2020	December 30, 2020	0.30
December 21, 2020	December 22, 2020	December 30, 2020	0.14	(1)
May 12, 2021	May 13, 2021	May 19, 2021	0.30
August 11, 2021	August 13, 2021	August 27, 2021	0.30
October 29, 2021	November 1, 2021	November 12, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.30
December 8, 2021	December 10, 2021	December 29, 2021	0.10	(2)
April 28, 2022	May 13, 2022	May 19, 2022	0.33
July 26, 2022	August 5, 2022	August 26, 2022	0.40
October 28, 2022	November 1, 2022	November 11, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.40
December 9, 2022	December 15, 2022	December 30, 2022	0.10	(2)
April 27, 2023	May 12, 2023	May 19, 2023	0.42
July 27, 2023	August 4, 2023	August 25, 2023	0.42
October 27, 2023	October 30, 2023	November 15, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.47
December 5, 2023	December 12, 2023	December 29, 2023	0.12	(2)
April 25, 2024	April 29, 2024	May 17, 2024	0.47
August 1, 2024	August 5, 2024	August 23, 2024	0.41
October 31, 2024	November 1, 2024	November 15, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.41
December 13, 2024	December 13, 2024	December 27, 2024	0.10	(2)
May 15, 2025	May 16, 2025	May 23, 2025	0.35
July 30, 2025	August 1, 2025	August 22, 2025	0.28
November 11, 2025	November 13, 2025	November 26, 2025	0.28
December 22, 2025	January 2, 2026	January 16, 2026	0.28
April 29, 2026	May 1, 2026	May 22, 2026	0.28
July 29, 2026	July 31, 2026	August 21, 2026	0.28
		Total cash distributions	$8.97
_____________
(1)Represents a special distribution sourced from net realized short-term capital gains.
(2)Represents a special distribution sourced from net investment income.
As of September 30, 2026, we estimated that we had undistributed taxable earnings from distributable earnings of $14.0 million, or $0.59 per common share.
Recent Accounting Pronouncements
None.
Recent Developments
Distribution
On October 29, 2026, the Company’s Board of Directors declared a $0.28 per share distribution to our common stockholders, payable on November 30, 2026 to stockholders of record on November 20, 2026.
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
As of September 30, 2026, approximately 80.7%, or $260.3 million in principal balance of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based and all Prime-based loans have interest rate floors that are tied to minimum Prime Rates for purposes of calculating interest due of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate or SOFR from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the floating rate based on certain indices referenced in the Credit Facility, including SOFR.
As of September 30, 2026, our floating rate borrowings totaled $48.0 million, which represented 39.0% of our outstanding debt as of September 30, 2026. As of September 30, 2026, all of our floating rate debt investments were subject to interest-rate floors that are tied to minimum Prime Rates for purposes of calculating interest due set at 3.25% or higher. Because the Prime Rate as of September 30, 2026 was 7.00%, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches the applicable Prime Rate floor, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable Prime Rate floor. In addition, with respect to interest expense on our floating rate borrowings, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of September 30, 2026. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of September 30, 2026, our interest expense on floating rate borrowings will increase if rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2026 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$6,415	$(1,440)	$4,975
Up 200 basis points	$4,043	$(960)	$3,083
Up 100 basis points	$1,731	$(480)	$1,251
Up 50 basis points	$695	$(240)	$455
Down 50 basis points	$(350)	$240	$(110)
Down 100 basis points	$(474)	$480	$6
Down 200 basis points	$(653)	$960	$307
Down 300 basis points	$(833)	$1,440	$607
This analysis is indicative of the potential impact on our investment income as of September 30, 2026, assuming an immediate and sustained change in interest rates as noted. It should be noted that we may have growth in our portfolio funded in part with additional borrowings under the Credit Facility and potentially other borrowings, and such borrowings, to the extent they are floating rate borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after September 30, 2026 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. As of September 30, 2026, we had no interest rate hedging transactions in place, but may seek to enter into such transactions in the future.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. During the nine months ended September 30, 2026, we entered into foreign currency forward contracts to limit our foreign currency exposure with respect to the British Pound Sterling and Euro and may seek to enter into similar transactions in the future. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.

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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (filed with the SEC on March 10, 2026) which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. Similarly, we did not repurchase any shares of our equity securities during the quarter ended September 30, 2026.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

TriplePoint Private Venture Credit Inc.

Date: November 12, 2026	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)